Form 10QSB
period 1996-06-30
LSB FINANCIAL CORP
filed 1996-08-14
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT

          For the transition period from _______ to _______

                      Commission file number 0-25070.

                            LSB FINANCIAL CORP.
     (Exact Name of Small Business Issuer as Specified in its Charter)

                Indiana                                   35-1934975
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

      101 Main Street, Lafayette, Indiana                        47902
    (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (317) 742-1064


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           CLASS                        OUTSTANDING AT JUNE 30, 1996
           -----                        ----------------------------
          Common

Stock, par value $.01 per share _______

     Transitional Small Business Disclosure Format:   YES [ ]  NO [X]






                               L S B FINANCIAL CORP.
                    (Dollars in thousands, except per share data)
                        SELECTED FINANCIAL CONDITION DATA

                             December 31,    June 30,
Dollars in thousands .......        1995       1996
Total Assets ................   $158,973   $172,006
Loans Receivable, net .......    132,433    150,433
Available-for-Sale Securities     12,295      8,287
Short-term Investments ......      3,595      1,498
Deposits ....................    109,977    114,364
Total Borrowings ............     29,614     40,735
Shareholders' Equity (net) ..     18,068     16,588

                          SELECTED OPERATIONS DATA

                            Three months ended June 30:Six months ended June 30:
                                         1995      1996       1995      1996
Total Interest Income .............   $ 2,546   $ 3,218    $ 4,914   $ 6,342
Total Interest Expense ............     1,396     1,840      2,661     3,547
                                      -------   -------    -------   -------
  Net Interest Income .............     1,150     1,378      2,253     2,795
Provision for Loan Losses .........         0       800          0       800
                                      -------   -------    -------   -------
Net Interest Income after provision     1,150       578      2,253     1,995

Deposit Account Service Charges ...        62        94        106       164
Gain(loss) on Sale of Securities ..         0         0          0         9
Net Gain(loss) on Mortgage Loans
 Originated for Sale ..............         6         5         11        37
Other Non-interest Income .........        36        43        231        86
                                      -------   -------    -------   -------
  Total Non-Interest Income .......       104       142        348       296

Total Non-Interest Expense ........       846       987      1,647     2,005
                                      -------   -------    -------   -------
Income before Income Taxes ........       408      (267)       954       286
Income Tax Expense ................       144      (111)       342        99
                                      -------   -------    -------   -------
  Net Income ......................   $   264   ($  156)   $   612   $   187


Earnings per Share ................   $  0.28   ($ 0.18)   $  0.65   $  0.21
Book value per share ..............   $ 18.70   $ 19.24    $ 18.70   $ 19.24

                                     LSB FINANCIAL CORP.
                            STATEMENTS OF FINANCIAL CONDITION
                                   (Dollars in thousands)

                                               December 31,      June 30,
                                                      1995          1996
Assets

Cash and cash equivalents .....................   $   7,795    $   5,485
Available-for-sale securities .................      12,295        8,287
Loans held for Sale ...........................         968        2,299
Total loans ...................................     132,387      149,852
  Less: Allowance for loan losses .............        (922)      (1,718)
                                                  ---------    ---------
    Net loans .................................     131,465      148,134

Premises and equipment, net ...................       3,205        3,690
FHLB stock, at cost ...........................       1,500        2,100
Accrued interest receivable ...................         905          997
Other assets ..................................         840        1,014
                                                  ---------    ---------
                                                  $ 158,973    $ 172,006
                                                  =========    =========

Liabilities and Shareholders' Equity

Liabilities
Deposits ......................................   $ 109,977    $ 114,364
Advances from FHLB ............................      29,364       40,500
Note payable ..................................         250          235
Accrued interest payable ......................         159          171
Advances from borrowers for taxes and insurance         203          199
Accrued expenses and other liabilities ........         952          (51)
                                                  ---------    ---------
  Total liabilities ...........................     140,905      155,418


Shareholders' Equity
Common stock ..................................          11           11
Additional paid-in-capital ....................      10,063       10,112
Retained Earnings .............................       9,626        9,741
Unearned ESOP shares ..........................        (739)        (695)
Unamortized cost of bank incentive plan .......        (399)        (377)
Treasury stock (28,000 and 127,160
shares, at cost) ..............................        (466)      (2,131)
Net unrealized holding loss on
  available-for-sale securities ...............         (28)         (73)
                                                  ---------    ---------
  Total shareholders' equity ..................      18,068       16,588
                                                  ---------    ---------
Total liabilities and shareholders' equity ....   $ 158,973    $ 172,006
                                                   ========    =========


Book value per share ..........................   $   18.70    $   19.24

       See accompanying notes to consolidated financial statements

                                        LSB FINANCIAL CORP.
                                       STATEMENTS OF INCOME
                           (Dollars in thousands, except per share data)

                                                       Three months ended  Six months ended
                                                             June 30,       June 30,
                                                         1995      1996     1995      1996
                                                         ----      ----     ----      ----
Interest Income
Interest and fees on loans ........................   $ 2,272   $ 3,020    $ 4,390   $ 5,919
Interest on available-for-sale securities .........       165       123        284       266
Interest on held-to-maturity securities ...........        31         0         65         0
Other interest and dividends ......................        78        75        175       157
                                                      -------   -------    -------   -------
  Total interest income ...........................     2,546     3,218      4,914     6,342

Interest Expense
Interest on deposits ..............................     1,169     1,333      2,275     2,628
Interest on borrowings ............................       227       507        386       919
                                                      -------   -------    -------   -------
  Total interest expense ..........................     1,396     1,840      2,661     3,547
Net interest income ...............................     1,150     1,378      2,253     2,795
  Provision for loan losses .......................         0       800          0       800
                                                      -------   -------    -------   -------
Net interest income after provision for loan losses     1,150       578      2,253     1,995

Noninterest Income
Service charges and fees ..........................        62        94        106       164
Net gain on mortgage loans originated for sale ....         6         5         11        37
Gain on sale of securities ........................         0         0          0         9
Other income ......................................        36        43        231        86
                                                      -------   -------    -------   -------
  Total noninterest income ........................       104       142        348       296


Noninterest Expense
Salaries and benefits .............................       384       494        757     1,014
Occupancy and equipment, net ......................       132       158        258       312
FDIC insurance ....................................        58         1        115         1
Computer service expense ..........................        42        54         83       121
Advertising expense ...............................        64        56        115       105
Other operating expenses ..........................       166       224        319       452
                                                      -------   -------    -------   -------
  Total noninterest expense .......................       846       987      1,647     2,005

Income before income taxes ........................       408      (267)       954       286
  Less: income taxes ..............................       144      (111)       342        99
                                                      -------   -------    -------   -------
Net income ........................................   $   264   ($  156)   $   612   $   187
                                                      =======   =======    =======   =======

Earnings per share (Note 4) .......................   $  0.28   ($ 0.18)   $  0.65   $  0.21

       See accompanying notes to consolidated financial statements

                                            LSB FINANCIAL CORP.
                                     CONSOLIDATED STATEMENTS OF CHANGES
                                          IN SHAREHOLDERS' EQUITY
                                           (Dollars in thousands)

                                                                                                               Net
                                                                                    Unamortized             Unrealized
                                          Additional                 Unearned      Cost of Bank             Gain/(Loss)
                                  Common    Paid-In     Retained      ESOP           Incentive    Treasury    on AFS
                                  Stock     Capital     Earnings     Shares            Plan        Stock    Securities      Total
Balance January 1, 1995             $0         $0        $8,384        $0               $0           $0        ($176)       $8,208

Issuance of common stock             9      9,600                                                                            9,609
Formation of ESOP                                                    (824)                                                    (824)
ESOP shares earned                              2                      24                                                       26
Net Income                                                 612                                                                 612
Change in net unrealized loss                                                                                    122           122
                                                                                                                 ---           ---
 Balance at June 30, 1995           $9     $9,602       $8,996      ($800)              $0           $0         ($54)      $17,753
                                     ==     ======       ======      =====               ==           ==         ====       =======


Balance at January 1, 1996         $11    $10,063       $9,626      ($739)           ($399)       ($466)        ($28)      $18,068

Issuance of common stock for RRP               22                                      (22)
ESOP shares earned                             27                      44                                                       71
RRP expense                                                                             44                                      44
Treasury stock acquired                                                                          (1,665)                    (1,665)
Net Income                                                 187                                                                 187
Change in net unrealized loss                                                                                    (45)          (45)
Dividends paid                                             (72)                                                                (72)
- --------------                                             ----                                                                 ---
 Balance at June 30, 1996          $11    $10,112        $9,741       ($695)          ($377)     ($2,131)        ($73)      $16,588
                                   ===    =======        ======       =====           =====      =======         ====       =======

                                     LSB FINANCIAL CORP.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)

                                                For the 6 months ended June 30,
                                                    1995                   1996
                                                    ----                   ----
Cash Flows from Operating Activities
Net Income .....................................   $    612            $    187
Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization ..............        103                 130
Net amortization on investments ................         36                  36
    Gain on sale of investments ................          0                  (9)
    Writedown of loans held for sale ...........          0                  29
    Gain on sale of loans ......................        (11)                (66)
    Loans originated for sale, net of
      sales proceeds ...........................         11              (1,294)
    Deferred loan fees, net ....................         38                  44
    Provision for loan losses ..................          0                 800
    Employee stock ownership plan shares earned          26                  71
    Change in assets and liabilities
      Accrued interest receivable ..............       (131)                (92)
      Other assets .............................        369                 (99)
      Accrued interest payable .................         34                  12
      Other liabilities ........................        224              (1,003)
                                                   --------            --------
Net cash from operating activities .............      1,311              (1,254)

Cash Flows from Investing Activities
Proceeds from paydowns and maturities of
   held-to-maturity securities .................        897                   0
Purchase of held-to-maturity securities ........       (501)                  0
Purchases of available-for-sale securities .....     (4,073)             (2,442)
Proceeds from paydowns and maturities of
  available-for-sale securities ................      1,487               5,543
Sales of available-for-sale securities .........          0                 804
Purchase of Federal Home Loan Bank stock .......       (307)               (600)
Loans made to customers net of payments received    (12,909)            (17,513)
Property and equipment expenditures ............        (76)               (615)
                                                        ---                ----
Net cash from investing activities .............    (15,482)            (14,823)

Cash Flows from Financing Activities
Net change in deposits .........................     (2,347)              4,387
Proceeds from Federal Home Loan Bank advances ..     17,000              22,000
Payments on Federal Home Loan Bank advances ....     (5,500)            (10,864)
Net change in advances from borrowers
   for taxes and insurance .....................         39                  (4)
Payments on note payable .......................        (14)                (15)
Net proceeds from stock offering ...............      9,609                   0
Formation of Employee Stock Option Plan ........       (824)                  0
Dividends paid .................................          0                 (72)
Treasury stock purchased .......................          0              (1,665)
Net cash from financing activities .............     17,963              13,767

Net change in cash and equivalents .............      3,792              (2,310)
Cash and equivalents at January 1 ..............      7,067               7,795

Cash and equivalents at June 30 ................   $ 10,859            $  5,485

       See accompanying notes to consolidated financial statements



                            LSB FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996

Note 1 - General

     The financial statements were prepared in accordance with the instructions for Form 10- QSB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for the adoption of required accounting changes, these interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.

Note 2 - Principles of Consolidation

     The accompanying financial statements include the accounts of LSB Financial Corp. (the Company), its wholly owned subsidiary Lafayette Savings Bank, FSB (the Bank) and the Bank's wholly owned subsidiary, LSB Service Corporation. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 - Stock Issuance and Conversion

     On February 3, 1995, the Company completed the issuance of 1,029,576 shares of common stock raising net proceeds of $9.6 million. In accordance with its Plan of Conversion, $4.8 million of the proceeds were utilized to purchase 100% of the outstanding stock of the Bank in conjunction with its conversion from a mutual to a stock form of organization. The transaction was accounted for in a manner similar to the pooling of interests method of accounting for a business combination. Accordingly, the assets and liabilities of the Bank are presented in these consolidated financial statements at historical cost.

Note 4 - Earnings per share

     Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Shares issued upon conversion are considered to have been outstanding since January 1, 1995. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. The following table presents share data used to compute earnings per share.

                                            Quarter ended          Year-to-date
                                               June 30                June 30
                                           1996        1995        1996        1995
                                           ----        ----        ----        ----
Weighted average shares outstanding     956,763   1,029,576     978,845   1,029,576

Shares used to compute
    earnings per share ............     886,138     948,242     907,141     946,258

The options outstanding at June 30, 1996 were not dilutive.

Note 5 - Accounting Changes

     Effective January 1, 1995, the Company adopted Financial Accounting Standard No. 114, "Accounting by Creditors for the Impairment of a Loan", as amended by FAS 118. Pursuant to this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. Loans are deemed impaired when management concludes that it is probable that the customer will be unable to comply with the contractual terms of the loan, with respect to the timing and amount of required payments. Management evaluates loans for impairment in conjunction with the quarterly evaluation of the allowance for loan losses. Generally, such evaluation is limited to large commercial and commercial real estate loans. Consumer loans and mortgage loans secured by 1-to 4 family residential property are generally not evaluated for impairment. Application of the Standard on January 1, 1995, did not result in any loans being designated as impaired.

     Effective January 1, 1996, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management does not believe the Company has any material assets subject to this new Standard.

     Effective January 1, 1996, the Company adopted Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights". This Standard requires the basis on mortgage loans originated and sold, with servicing retained, to be allocated between the mortgage loan and the mortgage servicing right, based upon the relative fair value of such assets. The effect of this Standard will be to increase the gain, or reduce the loss, recognized upon the sale of a mortgage loan and will reduce future servicing fee income. During 1996, application of this Standard has resulted in approximately $35,000 of additional income upon the sale of approximately $3.9 million of mortgage loans.

     Effective January 1, 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation". This Standard encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If fair value accounting is not adopted, entities must disclose the pro- forma effect on net income and earnings per share, had fair value accounting been adopted. The stock options issued by the Company in 1995 are subject to the requirement of this Standard. The Company did not account for those options using a fair value based method and intends to disclose the pro-forma effect on net income and earnings per share in its 1996 annual report.

            MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Financial Condition

     Comparison of Financial Condition at June 30, 1996 and December 31, 1995.

     Total assets increased $13.0 million during the six months from December 31, 1995 to June 30, 1996. This increase was primarily due to an $18.0 million increase in the Company s loan portfolio funded by a $6.1 million decrease in the Company s securities and short term investments, a $4.4 million increase in deposits and an $11.1 million increase in borrowings from the Federal Home Loan Bank. During 1996, the Company has continued its efforts to leverage equity by increasing the size of its higher-yielding loan portfolio. Non-performing loans increased from $0 at December 31, 1995 to $2.8 million at June 30, 1996, consisting of $2.4 million of purchased equipment leases placed on non-accrual status pending a determination of the collectibility of principal and interest on such leases, and real estate mortgages on two single family residences and a small apartment building. As discussed further in the Provision for Loan Losses section, on April 1, 1996, the Bank placed $2.4 million of purchased equipment leases on non-accrual status due to the bankruptcy filing by the Bennett Funding Group, the originator of the leases. Shareholders equity decreased from $18.1 million at December 31, 1995 to $16.6 million at June 30, 1996, a decrease of $1.5 million primarily as a result of the Company s repurchase of an additional $1.7 million of its own stock as part of a planned stock buy-back program.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 1995 and June 30, 1996.

     General. Net income for the six months ended June 30, 1996 was $187,000, a decrease of $425,000 or 69.44% from net income of $612,000 for the six months ended June 30, 1995, due primarily to an $800,000 provision for loan losses with an after tax effect to income of $483,000, which was intended to proactively address the possibility of losses on the purchased equipment leases mentioned above. Net income for the second quarter of 1996 was ($156,000) compared to $264,000 for the same period in 1995. Without the $800,000 provision for loan losses, net income for the second quarter of 1996 would have been $327,000. Another factor contributing to the $425,000 decrease in net income during the six month period was the receipt of a $165,000 non-recurring state tax refund during this period in 1995. Offsetting these items was a $542,000 increase in net interest income during the first two quarters of 1996 compared to the same period in 1995, primarily due to a $1.4 million increase in interest income partially offset by a $886,000 increase in interest expense, and by a $358,000 increase in non-interest expenses.

     Net Interest Income. Net interest income for the six months ended June 30, 1996 increased $542,000, or 24.06% over the same period in 1995. Net interest income for the second quarter of 1996 similarly increased $228,000, or 19.83% over the same period in 1995. These increases were primarily attributable to management's continuing focus on increasing the asset size of the Company by increasing the size and changing the structure of the loan portfolio. The Company's net interest rate spread increased from 3.20% for the six months ended June 30, 1995 to 3.29% for the six months ended June 30, 1996. Net interest rate spread for the quarter increased from 3.13% to 3.19%.

     Interest income on loans increased $1.5 million or 34.83% for the six months ended June 30, 1996 compared to the same six months in 1995. This was primarily due to an increase of $36.1 million in average loans outstanding as the Bank continued to aggressively target both residential and commercial borrowers and also began to set up a structure for offering consumer loans. This increase in interest income also reflected a slight increase in the average yield on loans from 8.27% for the first six months of 1995 to 8.32% for the first three months of 1996, reflecting the general rise in interest rates over that period. Interest income on loans increased $748,000 for the second quarter of 1996 compared to the second quarter of 1995 due to a $38.5 million increase in average loans, somewhat offeset by a decrease in average yields on loans from 8.32% to 8.18%. Interest income lost on the $2.4 million of equipment leases placed on non-accrual status during the second quarter of 1996 was approximately $60,000.

     Interest earned on securities decreased $83,000 for the six months ended June 30, 1996 compared to the same six months in 1995. This was the result of a $7.1 million decrease in average investments, partially offset by an increase in the average yield on investments from 5.13% to 5.88% over the same period. Interest earned on securities for the second quarter decreased $73,000 due to a $6.7 million decrease in average investments and an increase in average yields from 5.18% to 5.80%. The higher level of investments in 1995 generally represents the Company s investing the proceeds from its February, 1995 stock offering. Most maturing investments were reinvested in the Company's loan portfolio in keeping with the Company's plan of increasing its loan-to-deposit ratio while decreasing its lower yielding investment portfolio.

     Interest Expense. Interest expense for the six months ended June 30, 1996 increased $886,000 over the same period in 1995. This was primarily due to an increase of $30.8 million in average interest-bearing liabilities whose effect was further augmented by an increase in the average cost of interest bearing liabilities from 4.59% for the first six months of 1995 to 4.84% for the first six months of 1996. The increase in interest-bearing liabilities was driven by an additional $20.1 million average in FHLB advances taken to fund loan demand and by a $10.7 million increase in average deposits as customers responded favorably to the Company s efforts to attract depositors, including an aggressive cross-selling program, competitive rates and creative targeted marketing techniques. Interest expense increased $444,000 for the second quarter of 1996 over the same period in 1995 as there were no substantive changes in the trend over the six month period.

     Provision for Loan Losses. The Company establishes its provision for loan losses based on an analysis of risk factors including concentrations of credit, past loss experience, current economic conditions, loan portfolio composition, collateral, delinquencies and comparable loss experience at other institutions. Based on this analysis, during the six month period ending June 30, 1996 the Company recorded an $800,000 provision for loan losses primarily in response to the situation involving Bennett Funding Group (Bennett) of Syracuse, New York through which the Company owns $2.4 million of equipment leases. On March 29, 1996, the Securities and Exchange Commission filed civil and criminal complaints against an officer of Bennett and shortly thereafter, Bennett sought Chapter 11 bankruptcy protection. The Bank has been paid interest through March 31, 1996. Based upon the bankruptcy filing and the uncertainty about when principal and interest payments might resume, the leases were placed in non-accrual status as of April 1, 1996 and the Bank has allocated $970,000 of its $1.7 million allowance for loan losses to these receivables. The Bank s $2.4 million investment is comprised of numerous small dollar equipment leases. While management believes that the Bank holds original lease documents, the complaint alleges various fraudulent actions including that Bennett may have sold the same leases to two or more buyers. To date management has not been notified of duplication of any leases it owns. However, until management s investigation can be completed and the effect of the bankruptcy filing evaluated, management cannot predict with certainty what effect this matter will have on the Company. After the $800,000 provision, the Company s allowance equals 1.14% of net loans receivable.

     Non-Interest Income. Non-interest income for the six months ended June 30, 1996 decreased by $52,000, or 14.94%, from the same period in 1995 due primarily to the previously mentioned $165,000 state tax refund during this period in 1995. A comparison of non-interest income excluding the non-recurring tax refund shows an increase of $113,000 for the six months ended June 30, 1996 over the same period in 1995. This was due primarily to a $58,000 increase in service charges and fees on transaction accounts as well as a $35,000 increase in the net gain on the sales of mortgage loans and securities including the effect of adopting FAS No. 122 (see note 5) . Non- interest income for the second quarter of 1996 increased by $38,000 over the same period in 1995, primarily due to a $32,000 increase in service charges and fees on transaction accounts.

     Non-Interest Expense. Non-interest expense for the six months ended June 30, 1996 increased by $358,000, or 21.74%, over the same period in 1995. Non-interest expense for the second quarter of 1996 increased $141,000 over the same period in 1995. This increase in non-interest expense was due primarily to a $257,000 increase in salaries for the six month period with a comparable $110,000 increase for the second quarter, as additional employees were hired to keep up with continued loan demand and to allow for expanded product offerings while continuing to meet the needs of existing customers. Other increases of $215,000 for the first six months compared with $88,000 for the second quarter, principally in occupancy and operating expenses, were due partly to the leasing of office space for the additional personnel. These costs were partially offset by a $114,000 decrease in FDIC insurance premiums during the six month period compared to $57,000 during the second quarter.


     Income Tax Expense. Income tax expense for the six months ended June 30, 1996 decreased $243,000 over the same period in 1995, due primarily to the $668,000 decrease in income before tax.

     Liquidity. The Company's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on earnings. Primary sources of liquidity are short term investments ranging from overnight deposits in other banks to securities maturing in one year or less. Federal regulations require the Company to maintain minimum levels of liquid assets. The current requirement is that the Company maintain liquid assets totaling 5% of net withdrawable deposits. At June 30, 1996 the liquid assets of the Bank as defined by regulation, were $8.6 million or 8.00% of the prior month s average net withdrawable deposits. The Bank s goal has been to decrease liquid assets while increasing its loan portfolio and believes this to be an appropriate level. Based upon short-term projections, management anticipates that liquidity needs will remain at or near current levels for the near future. The major sources of funds continue to be deposits, repayment of loans, interest earned on loans and investments and funds from operations. The Bank also has available advances from the FHLB as a source a funds to be used when advantageous interest rate risk matches can be found.

     Capital Resources. Shareholders equity totaled $16.6 million at June 30, 1996 compared to $18.1 million at December 31, 1995, a decrease of $1.5 million or 8.19%, primarily due to the planned repurchase by the Company of an additional 99,160 shares of LSB stock for $1.7 million. Federal regulations require the Bank to maintain certain minimum levels of regulatory capital. The regulations currently require tangible capital as defined by regulation to be at least 1.5% of total assets, as also defined by regulation, that core capital as defined be 3.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets as defined by regulations. At June 30, 1996 the Bank's capital ratios were as follows:

                      Amount         Percent of
                        (000)     applicable assets
Tangible capital .   $15,308           8.92%
Requirement ......     2,575           1.50
                       -----           ----
Excess ...........   $12,733           7.42%
                     =======           ====


Core capital .....   $15,308           8.92%
Requirement ......     5,149           3.00
                       -----           ----
Excess ...........   $10,159           5.92%
                     =======           ====


Risk-based Capital   $16,801          14.08%
Requirement ......     9,543           8.00
                       -----           ----
Excess ...........   $ 7,258           6.08%
                     =======           ====

                        PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS
- -------------------------

     The Company and the Bank, from time to time, are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in the proceedings, that the resolution of any prior and pending proceedings should not have a material effect on the Company or the Bank's financial condition or results of operations.

Item 2. CHANGES IN SECURITIES
- -----------------------------

None to be reported.


Item 3. DEFAULTS UPON SENIOR SECURITIES
- ---------------------------------------

None to be reported.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

     (a) On April 17, 1996, LSB Financial Corp. held its Annual Meeting of Stockholders ("Meeting").
     (b) The following directors were elected: Peter Neisel, Jeffrey A. Poxon and Thomas L. Ryan by the following votes 758,741, 760,341 and 760,284, respectively.
     (c) Stockholders of the Company voted on the following matter at the Meeting.

                        Votes        Votes                          Broker
                        For          Against       Abstentions    Non-votes

Ratification of         754,238       7,750           5,419          -0-
the appointment
of  Crowe, Chizek
and Company LLP
as auditors of the
Company for the
fiscal year ended
December 31, 1996.

Item 5. OTHER INFORMATION
- -------------------------

None to be reported.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

Exhibits:

     Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

     On May 30, 1996, the Registrant filed a current report on Form 8-K announcing its intention to record an $800,000 provision for loan losses. No other reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. report to be signed on its behalf by the undersigned, report to be signed on its behalf by the undersigned, thereunto duly authorized.thereunto duly authorized.
                                   LSB FINANCIAL CORP.
                                        (Registrant)



Date   August    , 1996             /S/JOHN W. COREY
- ----   ------    ------             ----------------

                                        John W. Corey, President
                                       (Principal Executive Officer)


Date   August   , 1996              /S/MARY JO DAVID
- ----   ------   ------              ----------------

                                   Mary Jo David, Treasurer
                                  (Principal Financial and Accounting Officer)