Form 10QSB/A
period 1996-06-30
LSB FINANCIAL CORP
filed 1996-08-19
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB/A

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



Date   August 13, 1996             /S/JOHN W. COREY
- ----   ------    ------             ----------------

                                        John W. Corey, President
                                       (Principal Executive Officer)


Date   August 13, 1996              /S/MARY JO DAVID
- ----   ------   ------              ----------------

                                   Mary Jo David, Treasurer
                                  (Principal Financial and Accounting Officer)