Form 10QSB
period 1996-09-30
LSB FINANCIAL CORP
filed 1996-11-01
CIK 930405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                OUTSTANDING AT SEPTEMBER 30, 1996
         -----                                ---------------------------------
Common Stock, par value $.01 per share                      917,760


         Transitional Small Business Disclosure Format:   YES [ ]  NO [X]

                              L S B FINANCIAL CORP.
                  (Dollars in thousands, except per share data)
                        SELECTED FINANCIAL CONDITION DATA

                                          December 31,         September 30,
Dollars in thousands                          1995                 1996

Total Assets                                $158,973             $177,840
Loans Receivable, net                        132,433              156,080
Available-for-Sale Securities                 12,295                7,226
Short-term Investments                         3,595                2,309
Deposits                                     109,977              116,305
Total Borrowings                              29,614               44,228
Shareholders' Equity (net)                    18,068               16,716


                       SELECTED OPERATIONS DATA

                                                          Three months ended September 30:      Nine months ended September 30
                                                              1995              1996                 1995             1996

Total Interest Income                                        $2,810            $3,360               $7,724            $9,702
Total Interest Expense                                        1,576             1,944                4,237             5,491
                                                         ----------------------------------------------------------------------
 Net Interest Income                                          1,234             1,416                3,487             4,211
Provision for Loan Losses                                         0                 0                    0               800
                                                         ----------------------------------------------------------------------
Net Interest Income after provision                           1,234             1,416                3,487             3,411

Deposit Account Service Charges                                  62                79                  168               243
Gain(loss) on Sale of Securities                                  0                 0                    0                 9
Net Gain(loss) on Mortgage Loans Originated for Sale             33                46                   44                83
Other Non-interest Income                                        41                47                  272               134
                                                         ----------------------------------------------------------------------
 Total Non-Interest Income                                      136               172                  484               469

Total Non-interest Expense                                      850             1,034                2,497             3,040
                                                         ----------------------------------------------------------------------
Income before Income Taxes                                      520               554                1,474               840
Income Tax Expense                                              185               209                  527               308
                                                         ----------------------------------------------------------------------
  Net Income                                                 $  335            $  345               $  947            $  532


Earnings per Share                                           $ 0.35            $ 0.41               $ 1.00            $ 0.60
Book value per share                                         $19.07            $19.66               $19.07            $19.66


                               LSB FINANCIAL CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)



                                                        December 31,    September 30,
                                                            1995            1996
                                                        ------------------------------
Assets

Cash and cash equivalents                                $   7,795       $   6,168
Available-for-sale securities (market value)                12,295           7,226
Loans held for Sale                                            968           1,394
Total loans                                                132,387         156,402
  Less: Allowance for loan losses                             (922)         (1,716)
                                                         -------------------------
   Net loans                                               131,465         154,686

Premises and equipment, net                                  3,205           4,104
FHLB stock, at cost                                          1,500           2,275
Accrued interest receivable                                    905             998
Other assets                                                   840             989
                                                         -------------------------
  Total Assets                                           $ 158,973       $ 177,840
                                                         =========================

Liabilities and Shareholders' Equity

Liabilities
Deposits                                                 $ 109,977       $ 116,305
Advances from FHLB                                          29,364          44,000
Note payable                                                   250             228
Accrued interest payable                                       159             185
Advances from borrowers for taxes and insurance                203             332
Accrued expenses and other liabilities                         952              74
                                                         -------------------------
  Total liabilities                                        140,905         161,124


Shareholders' Equity
Common stock                                                    11              11
Additional paid-in-capital                                  10,063          10,125
Retained earnings                                            9,626          10,018
Unearned ESOP shares                                          (739)           (674)
Unamortized cost of bank incentive plan                       (399)           (354)
Treasury stock (28,000 and 140,895 shares, at cost)           (466)         (2,351)
Net unrealized loss on
  available-for-sale securities                                (28)            (59)
                                                         -------------------------
  Total shareholders' equity                                18,068          16,716
                                                         -------------------------
Total liabilities and shareholders' equity               $ 158,973       $ 177,840
                                                         =========================
Book value per share                                     $   19.07       $   19.66


     See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                       Three months ended              Nine months ended
                                                                           September 30,                 September 30,
                                                                      1995            1996            1995            1996
                                                              -------------------------------------------------------------
Interest Income
Interest and fees on loans                                           $2,475          $3,173          $6,865          $9,092
Interest on available-for-sale securities                               192             104             476             369
Interest on held-to-maturity securities                                  25               0              90               0
Other interest and dividends                                            118              83             293             241
                                                              -------------------------------------------------------------
 Total interest income                                                2,810           3,360           7,724           9,702

Interest Expense
Interest on deposits                                                  1,288           1,339           3,564           3,966
Interest on borrowings                                                  288             605             673           1,525
                                                              -------------------------------------------------------------
 Total interest expense                                               1,576           1,944           4,237           5,491

Net interest income                                                   1,234           1,416           3,487           4,211
 Provision for loan losses                                                0               0               0             800
                                                              -------------------------------------------------------------
Net interest income after provision for loan losses                   1,234           1,416           3,487           3,411

Noninterest Income
Service charges and fees                                                 62              79             168             243
Net gain on mortgage loans originated for sale                           33              46              44              83
Gain on sale of securities                                                0               0               0               9
Other income                                                             41              47             272             134
                                                              -------------------------------------------------------------
 Total noninterest income                                               136             172             484             469


Noninterest Expense
Salaries and benefits                                                   402             519           1,159           1,533
Occupancy and equipment, net                                            134             160             392             473
FDIC insurance                                                           11               1             126               2
Computer service expense                                                 41              65             124             185
Advertising expense                                                      77              62             192             167
Other operating expenses                                                185             227             504             680
                                                              -------------------------------------------------------------
 Total noninterest expense                                              850           1,034           2,497           3,040

Income before income taxes                                              520             554           1,474             840
 Less: income taxes                                                     185             209             527             308
                                                              -------------------------------------------------------------
Net income                                                           $  335          $  345          $  947          $  532
                                                              =============================================================

Earnings per share (Note 4)                                          $ 0.35          $ 0.41          $ 1.00          $ 0.60


           See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                                         Net
                                                                              Unamortized            Unrealized
                                               Additional           Unearned Cost of Bank            Gain/(Loss)
                                      Common    Paid-In   Retained    ESOP     Incentive   Treasury     on AFS
                                       Stock    Capital   Earnings   Shares       Plan       Stock    Securities    Total
                                      --------------------------------------------------------------------------------------
Balance January 1, 1995                  $0          $0    $8,384        $0          $0         $0        ($176)    $8,208

Issuance of common stock                  9       9,600                                                              9,609
Formation of ESOP                                                      (824)                                          (824)
ESOP shares earned                                    4                  41                                             45
Net income                                                    947                                                      947
Change in net unrealized loss                                                                               144        144
                                      --------------------------------------------------------------------------------------
 Balance at September 30, 1995           $9      $9,604    $9,331     ($783)         $0         $0         ($32)   $18,129
                                      ======================================================================================

Balance at January 1, 1996              $11     $10,063    $9,626     ($739)      ($399)     ($466)        ($28)   $18,068

Issuance of common stock for RRP                     22                             (22)                                 0
ESOP shares earned                                   40                  65                                            105
RRP expense                                                                          67                                 67
Treasury stock acquired                                                                     (1,885)                 (1,885)
Net income                                                    532                                                      532
Change in net unrealized loss                                                                               (31)       (31)
Dividends paid                                               (140)                                                    (140)
                                      --------------------------------------------------------------------------------------
 Balance at September 30, 1996          $11     $10,125   $10,018     ($674)      ($354)   ($2,351)        ($59)   $16,716
                                      ======================================================================================

                               LSB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             For the 9 months ended September 30,
                                                                  1995                  1996
                                                             ---------------------------------
Cash Flows from Operating Activities
Net Income                                                        $  947                $  532
Adjustments to reconcile net income to net
 cash from operating activities
   Depreciation and amortization                                     159                   189
   Net amortization on securities                                     59                    45
   Gain on sale of securities                                          0                    (9)
   Writedown of loans held for sale                                    0                    25
   Gain on sale of loans                                             (44)                 (108)
   Loans originated for sale, net of sales proceeds                   44                  (343)
   Deferred loan fees, net                                           (39)                   45
   Provision for loan losses                                           0                   800
   Employee stock ownership plan shares earned                        45                   105
   Change in assets and liabilities
    Accrued interest receivable                                     (287)                  (93)
    Other assets                                                     475                   (61)
    Accrued interest payable                                          41                    26
    Other liabilities                                                254                  (878)
                                                             ---------------------------------
Net cash from operating activities                                 1,654                   275

Cash Flows from Investing Activities
Proceeds from paydowns and maturities of
   held-to-maturity securities                                     1,094                     0
Purchase of held-to-maturity securities                             (501)                    0
Purchases of available-for-sale securities                        (6,373)               (2,442)
Proceeds from paydowns and maturities of
 available-for-sale securities                                     2,118                 6,619
Sales of available-for-sale securities                                 0                   804
Purchase of Federal Home Loan Bank stock                            (482)                 (775)
Loans made to customers net of payments received                 (22,238)              (24,066)
Property and equipment expenditures                                  (88)               (1,088)
                                                             ---------------------------------
Net cash from investing activities                               (26,470)              (20,948)

Cash Flows from Financing Activities
Net change in deposits                                             1,626                 6,328
Proceeds from Federal Home Loan Bank advances                     25,000                34,000
Payments on Federal Home Loan Bank advances                      (10,500)              (19,364)
Net change in advances from borrowers
   for taxes and insurance                                           113                   129
Payments on note payable                                             (21)                  (22)
Net proceeds from stock offering                                   9,609                     0
Formation of Employee Stock Option Plan                             (824)                    0
Dividends paid                                                         0                  (140)
Treasury stock purchased                                               0                (1,885)
                                                             ---------------------------------
Net cash from financing activities                                25,003                19,046
                                                             ---------------------------------

Net change in cash and equivalents                                   187                (1,627)
Cash and equivalents at January 1                                  7,067                 7,795
                                                             ---------------------------------

Cash and equivalents at September 30                              $7,254                $6,168
                                                             =================================

           See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for the adoption of required accounting changes, these interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.

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


                                                   Quarter ended               Year-to-date
                                                   September 30                September 30
                                                 1996        1995            1996         1995
                                                 ----        ----            ----         ----

Weighted average shares outstanding            918,059     1,029,576        958,435     1,029,576

Shares used to compute
    earnings per share                         849,569       948,862        887,939       952,615



The options outstanding at September 30, 1996 were not dilutive.

Note 5 - Accounting Changes

Effective January 1, 1995, the Company adopted Financial Accounting Standard No. 114, "Accounting by Creditors for the Impairment of a Loan," as amended by FAS
118. Pursuant to this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. Loans are deemed impaired when management concludes that it is probable that the customer will be unable to comply with the contractual terms of the loan, with respect to the timing and amount of required payments. Management evaluates loans for impairment in conjunction with the quarterly evaluation of the allowance for loan losses. Generally, such evaluation is limited to large commercial and commercial real estate loans. Consumer loans and mortgage loans secured by 1-to 4 family residential property are generally not evaluated for impairment. Application of the Standard on January 1, 1995, did not result in any loans being designated as impaired.

Effective January 1, 1996, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management does not believe the Company has any material assets subject to this new Standard.

Effective January 1, 1996, the Company adopted Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights." This Standard requires the basis on mortgage loans originated and sold, with servicing retained, to be allocated between the mortgage loan and the mortgage servicing right, based upon the relative fair value of such assets. The effect of this Standard will be to increase the gain, or reduce the loss, recognized upon the sale of a mortgage loan and will reduce future servicing fee income. During 1996, application of this Standard has resulted in approximately $56,000 of additional income upon the sale of approximately $6.8 million of mortgage loans.

Effective January 1, 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation." This Standard encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If fair value accounting is not adopted, entities must disclose the pro-forma effect on net income and earnings per share, had fair value accounting been adopted. The stock options issued by the Company in 1995 are subject to the requirement of this Standard. The Company did not account for those options using a fair value based method and intends to disclose the pro-forma effect on net income and earnings per share in its 1996 annual report.

               MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Financial Condition

         Comparison of Financial Condition at September 30, 1996 and December 31, 1995.

         Total assets increased $18.9 million during the nine months from December 31, 1995 to September 30, 1996. This increase was primarily due to an $24.4 million increase in the Company's loan portfolio funded by a $6.4 million decrease in the Company's securities and short term investments, a $6.3 million increase in deposits and a $14.6 million increase in borrowings from the Federal Home Loan Bank. During 1996, the Company has continued its efforts to leverage equity by increasing the size of its higher-yielding loan portfolio. Non-performing loans increased from $0 at December 31, 1995 to $2.4 million at September 30, 1996, consisting of $2.4 million of purchased equipment leases placed on non-accrual status pending a determination of the collectibility of principal and interest on such leases, and a real estate mortgage on one single family residence. As discussed further under "Provision for Loan Losses" below, on April 1, 1996, the Bank placed $2.4 million of purchased equipment leases on non-accrual status due to the bankruptcy filing by the Bennett Funding Group, the originator of the leases. Shareholders' equity decreased from $18.1 million at December 31, 1995 to $16.7 million at September 30, 1996, a decrease of $1.4 million primarily as a result of the Company's repurchase of an additional $1.9 million of its own stock as part of a planned stock buy-back program. Since the Bank, unlike most savings associations, is insured by the Bank Insurance Fund
(BIF) of the FDIC, it will not be subject to the one-time assessment recently levied on members of the Savings Association Insurance Fund (SAIF).

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 1995 and September 30, 1996.

         General. Net income for the nine months ended September 30, 1996 was $532,000, a decrease of $415,000 or 43.82% from net income of $947,000 for the nine months ended September 30, 1995, due primarily to an $800,000 provision for loan losses which was intended to proactively address the possibility of losses on the purchased equipment leases discussed further under "Provision for Loan Losses" below, and which largely offset a $724,000 increase in net interest income. The decrease in net income was also due to a $543,000 increase in non-interest expense partially due to the preparations for opening a new branch. The lower level of income before tax resulted in a $219,000 decrease in income taxes. Net income for the third quarter of 1996 was $345,000 compared to $335,000 for the same period in 1995, primarily due to a $182,000 increase in net interest income offset by a $184, 000 increase in non-interest expense. Earnings per share increased from $0.35 for the third quarter of 1995 to $0.41 for the third quarter of 1996, an increase of 17.14%.

         Net Interest Income. Net interest income for the nine months ended September 30, 1996 increased $724,000, or 20.76% over the same period in 1995. Net interest income for the third quarter of 1996 also increased $182,000, or 14.75% over the same period in 1995. These increases were primarily attributable to management's continuing focus on increasing the asset size of the Company by increasing the size of the loan portfolio while improving earnings by changing the structure of the loan portfolio to increase the percentage of higher yielding commercial and consumer loans. The Company's net interest rate spread increased from 3.18% for the nine months ended September 30, 1995 to 3.26% for the nine months ended September 30, 1996, and the spread for the 1996 quarter, compared to 1995, increased from 3.17% to 3.20%.

         Interest income on loans increased $2.2 million or 32.44% for the nine months ended September 30, 1996 compared to the same nine months in 1995. This was primarily due to an increase of $36.4 million in average loans outstanding as the Company continued to aggressively target both residential and commercial borrowers while adding an increased focus on consumer loans. This increase in interest income also reflected a slight decrease in the average yield on loans from 8.36% for the first nine months of 1995 to 8.31% for the first nine months of 1996, reflecting the Company's more aggressive pricing policies over that period. Interest income on loans increased $698,000 for the third quarter of 1996 compared to the third quarter of 1995 due to a $37.0 million increase in average loans, partially offset by a decrease in the average yield on loans from 8.51% to 8.28% for the same period. Interest income lost on the $2.4 million of equipment leases placed on non-accrual status through the third quarter of 1996 was approximately $123,000.

         Interest earned on securities and short term investments decreased $249,000 for the nine months ended September 30, 1996 compared to the same nine months in 1995. This was the result of an $8.9 million decrease in average investments, partially offset by an increase in the average yield on investments from 5.35% to 5.94% over the same period. Interest earned on securities and short term investments for the third quarter decreased $148,000 for the quarter ended September 30, 1996 compared to the same period in 1995 due to a $12.6 million decrease in average investments partially offset by an increase in the average yield from 5.73% to 6.06%. The higher level of investments in 1995 is generally the result of the Company investing the proceeds from its February, 1995 stock offering. Most maturing investments have been reinvested in the Company's loan portfolio in keeping with the Company's plan of increasing its loan-to-deposit ratio while decreasing its lower yielding investment portfolio.

         Interest Expense. Interest expense for the nine months ended September 30, 1996 increased $1.3 million over the same period in 1995. This was primarily due to an increase of $30.5 million in average interest-bearing liabilities whose effect was further augmented by an increase in the average cost of interest bearing liabilities from 4.72% for the first nine months of 1995 to 4.87% for the first nine months of 1996. The increase in interest-bearing liabilities was driven by a $21.1 million increase in average FHLB advances taken to fund loan demand and by a $9.3 million increase in average deposits as customers responded favorably to the Company's efforts to attract depositors, including an aggressive cross-selling program, competitive rates, creative targeted marketing techniques, and construction of a new branch in the rapidly growing south side of Lafayette, an area not otherwise conveniently serviced by the Company. Interest expense increased $368,000 for the third quarter of 1996 over the same period in 1995. There were no substantive changes in the trend over the period.

         Provision for Loan Losses. The Company establishes its provision for loan losses based on an analysis of risk factors including concentrations of credit, past loss experience, current economic conditions, loan portfolio composition, collateral, delinquencies and comparable loss experience at other institutions. Based on this analysis, during the three month periods ended September 30, 1995 and 1996, the Company made no additional provision for loan losses. However, during the nine month period ending September 30, 1996 the Company recorded an $800,000 provision for loan losses primarily in response to the situation involving Bennett Funding Group (Bennett) of Syracuse, New York through which the Company owns $2.4 million of equipment leases. On March 29, 1996, the Securities and Exchange Commission filed civil and criminal complaints against an officer of Bennett and shortly thereafter, Bennett sought Chapter 11 bankruptcy protection. The Bank has been paid interest through March 31, 1996. Based upon the bankruptcy filing and the uncertainty about when principal and interest payments might resume, the leases were placed in non-accrual status as of April 1, 1996 and the Bank has allocated $970,000 of its $1.7 million allowance for loan losses to these receivables. The Bank's $2.4 million investment is comprised of numerous small dollar equipment leases. While management believes that the Bank holds original lease documents, the complaint alleges various fraudulent actions including that Bennett may have sold the same leases to two or more buyers. To date management has not been notified of duplication of any leases it owns. In addition, the court has recently made a determination on what constitutes a secured lease in this case. The Company believes the leases it holds fall within this definition. However, management cannot predict with certainty what effect this matter will have on the Company. After the $800,000 provision, the Company's allowance equals 1.10% of net loans receivable.

         Non-Interest Income. Non-interest income for the nine months ended September 30, 1996 decreased by $15,000, or 3.10%, from the same period in 1995 due primarily to a $165,000 state tax refund during this period in 1995. A comparison of non-interest income excluding the non-recurring tax refund shows an increase of $150,000 for the nine months ended September 30, 1996 over the same period in 1995. This was due primarily to a $75,000 increase in service charges and fees on transaction accounts as well as a $39,000 increase in the net gain on the sales of mortgage loans including the effect of adopting FAS No. 122 (see note 5). Non-interest income for the third quarter of 1996 increased by $36,000 over the same period in 1995, primarily due to a $17,000 increase in service charges and fees on transaction accounts and a $13,000 increase in the net gain on the sales of mortgage loans.

         Non-Interest Expense. Non-interest expense for the nine months ended September 30, 1996 increased by $543,000, or 21.75%, over the same period in 1995. Non-interest expense for the third quarter of 1996 increased $184,000 over the same period in 1995. These increases in non-interest expense were due primarily to a $374,000 increase in salaries for the nine month period with a comparable $117,000 increase for the third quarter, as additional employees were hired to keep up with continued loan demand and to allow for expanded product offerings while continuing to meet the needs of existing customers, as well as to provide staffing for the Company's new branch scheduled to open early in the fourth quarter of 1996. Other increases of $169,000 for the first nine months and $67,000 for the third quarter, principally in occupancy and operating expenses, were due partly to the leasing of office space for the additional personnel as well as for additional branch-related expenses. These costs were partially offset by a $124,000 decrease in FDIC insurance premiums during the nine month period ended September 30, 1996.

         Income Tax Expense. Income tax expense for the nine months ended September 30, 1996 decreased $219,000 over the same period in 1995, due primarily to the $634,000 decrease in income before income taxes.

         Liquidity. The Company's liquidity is a measurement of its ability to raise cash when needed without an adverse impact on earnings. Primary sources of liquidity are short term investments ranging from overnight deposits in other banks to securities maturing in one year or less. Federal regulations require the Company to maintain minimum levels of liquid assets. The current requirement is that the Company maintain liquid assets totaling 5% of net withdrawable deposits. At September 30, 1996 the liquid assets of the Bank as defined by regulation, were $8.3 million or 7.22% of the prior month's average net withdrawable deposits. The Bank's goal has been to decrease liquid assets while increasing its loan portfolio and believes this to be an appropriate level. Based upon short-term projections, management anticipates that liquidity needs will remain at or near current levels for the near future. The major sources of funds continue to be deposits, repayment of loans, interest earned on loans and investments and funds from operations. The Bank also has available advances from the FHLB as a source a funds to be used when advantageous interest rate risk matches can be found.

         Capital Resources. Shareholders' equity totaled $16.7 million at September 30, 1996 compared to $18.1 million at December 31, 1995, a decrease of $1.4 million or 7.48%, primarily due to the planned repurchase by the Company of an additional 112,895 shares of LSB stock for $1.9 million. Federal regulations require the Bank to maintain certain minimum levels of regulatory capital. The regulations currently require tangible capital as defined by regulation to be at least 1.5% of total assets, as also defined by regulation, that core capital as defined be 3.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets as defined by regulations. At September 30, 1996 the Bank's capital ratios were as follows:

                                         Amount           Percent of
                                          (000)         applicable assets
                                         ------         -----------------

         Tangible capital               $15,721              8.84%
         Requirement                      2,666              1.50
                                        -------              ----
         Excess                         $13,055              7.34%
                                        =======             =====


         Core capital                   $15,721              8.84%
         Requirement                      5,332              3.00
                                        -------              ----
         Excess                         $10,389              5.84%
                                        =======              =====


         Risk-based Capital             $17,272             13.93%
         Requirement                      9,916              8.00
                                        -------            ------
         Excess                         $ 7,356              5.93%
                                        =======            ======

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

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

None to be reported.


Item 3. DEFAULTS UPON SENIOR SECURITIES

None to be reported.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to be reported.

Item 5. OTHER INFORMATION

None to be reported.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         Exhibit 27 - Financial Data Schedule

Reports on Form 8-K:

         On July 11, 1996, the Registrant filed a current report on Form 8-K announcing the completion of its stock repurchase program. No other reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            LSB FINANCIAL CORP.
                                                (Registrant)



Date   October  29, 1996            /S/   JOHN W. COREY
                                   --------------------------------------------
                                           John W. Corey, President
                                        (Principal Executive Officer)


Date   October 29, 1996            /S/   MARY JO DAVID
                                   --------------------------------------------
                                             Mary Jo David, Treasurer
                                   (Principal Financial and Accounting Officer)