Form 10-K
period 1996-12-31
LSB FINANCIAL CORP
filed 1997-03-28
CIK 930405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

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

         Issuer's telephone number, including area code: (765) 742-1064

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer had $13.9 million in gross income for the year ended December 31, 1996.

         As of March 24, 1997, there were issued and outstanding 900,166 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of March 24, 1997, was approximately $15.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form 10-KSB--1996 Annual Report to Stockholders.
         PART III of Form 10-KSB--Proxy Statement for the 1996 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------

                                     PART I

Item  1. Description of Business

General

         LSB Financial Corp. ("LSB" or the "Company") is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB ("Lafayette" or the "Bank") for the purpose of becoming a thrift institution holding company. Lafayette is a federally chartered stock savings bank headquartered in Lafayette, Indiana. Originally organized in 1869, the Bank converted to a federal savings bank in 1984. Its deposits are insured up to the applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). In February 1995, the Bank converted to the stock form of organization through the sale and issuance of 1,029,576 shares of its common stock to the Company. The principal asset of the Company is the outstanding stock of the Bank, its wholly owned subsidiary. The Company presently has no separate operations and its business consists only of the business of the Bank. All references to the Company, unless otherwise indicated, at or before February 3, 1995 refer to the Bank.

         LSB has been, and intends to continue to be, a community-oriented financial institution. The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. The Company currently serves Tippecanoe County, Indiana (the "primary market area") through its three retail banking offices. At December 31, 1996, LSB had total assets of $184.6 million, deposits of $116.9 million and shareholders' equity of $16.8 million.

         The Company's revenues are derived principally from interest on mortgage and other loans and interest on securities.

         Since the Bank, unlike most savings associations, is insured by the BIF, it benefitted from a reduction in the deposit insurance rate charged by the FDIC effective June 1, 1995. In addition, the Bank was not subject to the federal legislation passed on September 30, 1996, requiring virtually all SAIF-insured institutions to pay a one-time special assessment. See "Regulation
- Insurance of Accounts and Regulation by the FDIC."

         The executive offices of the Company are located at 101 Main Street, Lafayette, Indiana 47902. Its telephone number at that address is (765) 742-1064.

Lending Activities

         General. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing, constructing, or refinancing owner-occupied one- to four-family residential real estate located in the Company's primary market area. The Company also originates non-owner occupied one- to four-family residential, commercial real estate, multi-family, consumer and commercial business loans.

         In the mid 1980's, the Company began originating adjustable rate mortgages ("ARMs") for retention in its portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long term, fixed-rate loans. As a result of continued consumer demand for long-term, fixed rate loans, the Company has continued to originate such loans. LSB underwrites these mortgage loans utilizing secondary market guidelines allowing them to be saleable, without recourse, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). The sale of such loans results in additional short-term income and improves the Company's interest rate risk position. The Company generally retains servicing rights on loans sold in the secondary market. Furthermore, in order to limit its potential exposure to increasing interest rates caused by its traditional emphasis on originating single family mortgage loans, the Company has diversified its portfolio by increasing its emphasis on the origination of short-term commercial real estate, business and consumer loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders filed as Exhibit 13 hereto ("Annual Report").

         Loan officers and certain executive officers of the Company have approval authority on loans depending on the type and amount of the loan. All owner-occupied residential loans greater than $200,000 and all non-owner occupied residential loans and commercial business loans of $250,000 or more must be approved by the loan committee of the Board of Directors. Any loan or aggregate of loans to one borrower of $600,000 or more must be approved by a majority of the full Board of Directors.

         At December 31, 1996, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was $2.3 million. At that date, the Bank had a group of loans to a single borrower with outstanding balances totaling approximately $2.4 million. The Bank inadvertently made these loans to the Bennett Funding Group in 1995 in violation of its loans-to-one-borrower limitation. See "Non-Performing Assets - Non-Accruing Loans." The Bank's next largest lending relationship to a single borrower or a group of related borrowers totaled $2.3 million at December 31, 1996, consisting of multiple loans to a single borrower secured by multi-family dwellings used as student housing and by land intended to be developed for additional multi-family dwellings. These loans were performing in accordance with their terms at December 31, 1996. The third largest lending relationship to a single borrower or a group of related borrowers totaled $2.2 million, consisting of multiple loans to a single borrower secured by one- to four-family and multi-family rental properties and a commercial property. These loans were also performing in accordance with their terms at December 31, 1996. At December 31, 1996, the Company had 19 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $1.0 million, all of which were performing in accordance with their repayment terms.

         Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company's loan portfolio (including loans held for sale) in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.



                                                                          December 31,
                                       -----------------------------------------------------------------------------
                                                    1994                      1995                       1996
                                       -----------------------      ---------------------      ---------------------
                                          Amount       Percent       Amount       Percent       Amount       Percent
                                       ----------      -------      ---------     -------      ---------     -------
                                                                 (Dollars in Thousands)
Real Estate Loans:
 One- to four-family................    $  69,139       68.53%     $  86,231       62.40%     $  96,987         57.72%
 Multi-family.......................        7,643        7.57         12,044        8.72         19,610         11.67
 Commercial.........................       10,712       10.62         15,034       10.88         19,032         11.33
 Construction.......................        3,251        3.22         10,379        7.51         14,447          8.60
 Land and land development..........        2,915        2.89          3,880        2.81          3,334          1.98
                                       ----------     -------      ---------     -------      ---------       -------
     Total real estate loans........       93,660       92.83        127,568       92.32        153,410         91.30
                                       ----------     -------      ---------     -------      ---------        ------

Other Loans:
 Consumer Loans:
  Home equity.......................        3,393        3.36          4,124        2.98          7,415          4.41
  Home improvement..................          184        0.18             53        0.04            212          0.13
  Automobile........................          380        0.38            794        0.57            792          0.47
  Deposit account...................          330        0.33            144        0.10            238          0.14
  Other.............................          333        0.33            933        0.68          1,151          0.68
                                        ---------    --------      ---------     -------      ---------      --------
     Total consumer loans...........        4,620        4.58          6,048        4.37          9,808          5.83
 Commercial business loans..........        2,614        2.59          4,570        3.31          4,825          2.87
                                        ---------    --------      ---------     -------      ---------      --------
  Total other loans.................        7,234        7.17         10,618        7.68         14,633          8.70
                                        ---------    --------      ---------     -------      ---------      --------
     Total loans....................      100,894      100.00%       138,186      100.00%       168,043        100.00%
                                        ---------      ======      ---------      ======      ---------        ======

Less:
 Loans in process...................        1,095                      4,516                      6,755
 Deferred fees and discounts........          271                        315                        357
 Allowance for losses...............          926                        922                      1,715
                                        ---------                  ---------                  ---------
 Total loans receivable, net........    $  98,602                   $132,433                   $159,216
                                        =========                   ========                   ========



         The following table shows the composition of the Company's loan portfolio (including loans held for sale) by fixed- and adjustable-rate at the dates indicated.



                                                                          December 31,
                                       -----------------------------------------------------------------------------
                                                    1994                      1995                       1996
                                       -----------------------      ---------------------      ---------------------
                                          Amount       Percent       Amount       Percent       Amount       Percent
                                       ----------      -------      ---------     -------      ---------     -------

                                                                 (Dollars in Thousands)

Fixed-Rate Loans:
 Real estate:
  One- to four-family(1)............    $  32,212       31.93%      $ 41,222       29.83%      $ 48,204         28.69%
  Multi-family......................           56        0.06            457        0.33            401          0.24
  Commercial........................        2,532        2.51          2,096        1.52          2,791          1.66
  Construction......................        3,251        3.22         10,379        7.51         14,447          8.60
  Land and land development.........          ---        ---             ---        ---             762          0.45

     Total real estate loans........       38,051       37.72         54,154       39.19         66,605         39.64
 Consumer...........................        1,063        1.05          1,619        1.17          2,393          1.42
 Commercial business................        2,012        1.99          4,570        3.31          4,103          2.44
                                       ----------     -------      ---------     -------      ---------       -------
     Total fixed-rate loans.........       41,126       40.76         60,343       43.67         73,101         43.50
                                       ----------     -------      ---------     -------      ---------       -------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family...............       36,927       36.60         45,009       32.57         48,783         29.03
  Multi-family......................        7,587        7.52         11,587        8.39         19,209         11.43
  Commercial........................        8,180        8.11         12,938        9.36         16,241          9.66
  Construction......................          ---         ---            ---      ---               ---         ---
  Land and land development.........        2,915        2.89          3,880        2.81          2,572          1.53
                                       ----------     -------      ---------     -------      ---------       -------
     Total real estate loans........       55,609       55.12         73,414       53.13         86,805         51.66
 Consumer loans.....................        3,557        3.52          4,429        3.21          7,415          4.41
 Commercial business................        2,915         .60            ---      ---               722          0.43
                                       ----------     -------      ---------     -------      ---------       -------
     Total adjustable-rate loans....       59,768       59.24         77,843       56.33         94,942         56.50
                                        ---------     -------       --------      ------ -     ---------        ------
     Total loans....................      100,894      100.00%       138,186      100.00%       168,043        100.00%
                                       ----------     -------      ---------     -------      ---------       -------

Less:
 Loans in process...................        1,125                      4,516                      6,755
 Deferred fees and discounts........          221                        315                        357
 Allowance for loan losses..........          922                        922                      1,715
                                       ----------                  ---------                  ---------
    Total loans receivable, net.....    $  78,158                   $132,433                   $159,216
                                       ==========                  =========                  =========

-------------

(1) Includes $0, $7.0 million and $14.7 million of loans at December 31, 1994, 1995 and 1996, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to an adjustable rate of interest for the remaining term of the loan.

         The following schedule illustrates the maturities of the Company's loan portfolio at December 31, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.




                                                         Real Estate
                             ----------------------------------------------------------------------
                                                      Multi-family and          Construction, Land
                               One-to Four-Family        Commercial             and Land Developmen
                             --------------------    -------------------       --------------------
                                       Weighted                Weighted                   Weighted
                                        Average                 Average                    Average
                              Amount     Rate         Amount     Rate            Amount     Rate
                              ------   --------       ------   --------          ------   --------
                                                       (Dollars in Thousands)

    Due During
   Years Ending
   December 31,
   ------------
1997(1)................       $ 2,007     9.37%     $     807     9.46%       $15,962       8.57%
1998...................           616     7.38              1     8.75          1,754       9.01
1999...................           567     8.95            697     8.60             46       8.65
2000 and 2001..........         3,256     8.03          1,116     8.72              9       9.25
2002 to 2006...........         5,641     8.33          1,738     8.59             10      10.94
2007 to 2016...........        23,981     8.04         25,552     8.65            ---        ---
2017 and following.....        60,919     7.81          8,731     6.69            ---        ---
                              -------                 -------                 -------
 TOTAL.................       $96,987     7.94%       $38,642     8.67%       $17,781       8.62%
                              =======                 =======                 =======





                                                            Commercial
                                    Consumer                 Business                   Total
                              ------------------         ------------------         ------------------
                                        Weighted                   Weighted                   Weighted
                                         Average                    Average                    Average
                               Amount     Rate            Amount     Rate            Amount     Rate
                               ------   --------          ------   --------          ------   --------


    Due During
   Years Ending
   December 31,
   ------------
1997(1)................        $  577       9.26%         $1,987     9.69%         $ 21,340     8.80%
1998...................           210      10.71              43     8.27             2,624     8.75
1999...................           236       9.87             315     9.03             1,861     8.94
2000 and 2001..........         7,089       8.85           2,480     9.59            13,950     8.78
2002 to 2006...........         1,696       9.75             ---      ---             9,085     8.67
2007 to 2016...........           ---      ---               ---      ---            49,533     8.35
2017 and following.....           ---      ---               ---      ---            69,650     7.92
                               ------                     ------                   --------
 TOTAL.................        $9,808       9.09%         $4,825     9.58%         $168,043     8.29%
                               ======                     ======                   ========


----------
         (1) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due to mature after December 31, 1997 which have predetermined interest rates is $57.2 million, and which have adjustable or renegotiable interest rates is $89.5 million.

One- to Four-Family Residential Real Estate Lending

         The Company focuses its lending program on the origination of permanent loans secured by mortgages on owner-occupied, one- to four-family residences. The Company also originates loans secured by nonowner-occupied, one- to four-family residences. At December 31, 1996, $97.0 million, or 57.72% of the Company's total loan portfolio consisted of permanent loans secured by one- to four-family residences. Substantially all of these loans were secured by properties located in the Company's primary market area. The Company originates a variety of residential loans, including conventional 15 and 30 year fixed-rate loans, ARMs and balloon loans.

         The Company's one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the ARMs originated by the Company are subject to adjustment at one or three year intervals. The Company's ARM products generally carry interest rates which are reset to a stated margin over the weekly average of the one or three year U.S. Treasury rates. Increases or decreases in the interest rate of the Company's one-year ARMs are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year ARMs are limited to a 3% adjustment cap with a 5% lifetime interest rate cap over the initial rate. The Company's one-year ARMs may be convertible into fixed-rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on the Company's ARMs may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for the Company's one-year ARMS and at the initial interest rate for the Company's three-year ARMs. At December 31, 1996, the total balance of one- to four- family ARMs was $48.7 million, or 29.03% of the Company's gross loan portfolio. The Company generally retains ARMs in its portfolio pursuant to its asset/liability management strategy. Three-year ARMs represented $39.6 million and one-year ARMs represented $9.1 million of the Company's total ARMs at December 31, 1996.

         The Company also offers fixed-rate mortgage loans to owner occupants with maturities up to 30 years and which conform to FHLMC standards. LSB currently sells in the secondary market the majority of long-term, conforming, fixed-rate loans with terms over 15 years it originates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. Interest rates charged on these fixed-rate loans are priced on a daily basis in accordance with FHLMC pricing standards. These loans do not include prepayment penalties.

         In 1995, the Company expanded its product line to better compete for residential mortgage loan customers by offering 30 year, fixed-rate mortgage loans which, after five or seven years convert to the Company's standard one-year ARM for the remainder of the term. The Company had $14.7 million in five-year and seven-year convertible residential mortgage loans at December 31, 1996 (currently categorized by the Company as fixed-rate loans).

         The Company had $26.6 million in nonowner-occupied one- to four-family residential loans at December 31, 1996. These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. The Company offers fixed-rate, adjustable-rate and convertible rate loans, with terms of up to 30 years.

         The Company originates residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied residential loans and up to 80% for nonowner-occupied residential loans. LSB requires private mortgage insurance in an amount intended to reduce the Company's exposure to 80% or less of the lesser of the purchase price or appraised value of the underlying collateral.

         In underwriting one- to four-family residential real estate loans, LSB evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing owner-occupied one- to four-family residential real estate loans made by LSB are appraised by independent fee appraisers. LSB requires borrowers to obtain title insurance and fire, extended coverage casualty and flood insurance (if appropriate). Real estate loans originated by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

Multi-Family and Commercial Real Estate Lending

         LSB originates permanent loans secured by multi-family and commercial real estate. At December 31, 1996, the Company's multi-family and commercial real estate loan portfolio totaled $38.6 million, or 23.00% of the Company's total loan portfolio, compared to $27.1 million and $18.4 million, or 19.60% and 18.19%, at December 31, 1995 and 1994, respectively. The increase in the commercial and multi-family loan portfolio is due to the hiring during 1994 of an experienced commercial loan officer to further develop this portfolio.

         The Company's permanent multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, churches, warehouses, retail stores, shopping centers, small business facilities and farm properties, most of which are located within the Company's primary market area.

         Permanent multi-family and commercial real estate loans are originated as three-year and five-year ARMs with up to a 24 year amortization. To a substantially lesser extent, such loans are originated as 10 year fixed-rate loans. The ARMs are tied to an index based on the weekly average of the three-year or five-year U.S. Treasury rate, respectively, plus a margin of 3%. Multi-family loans and commercial real estate loans have been written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

         Appraisals on properties securing multi-family and commercial real estate loans originated in excess of $100,000 by the Company are performed by independent appraisers designated by the Company at the time the loan is made and reviewed by management. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships and income projections for the property.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Construction, Land and Land Development Lending

         The Company makes construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 1996, substantially all of these loans were secured by property located within the Company's primary market area. At December 31, 1996, the Company had $14.4 million in construction loans outstanding, representing 8.60% of the Company's total loan portfolio.

         Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed-rate loans, with interest rates higher than those offered on one- to four-family loans by the Company. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1996, the Company had $4.2 million of construction loans to borrowers intending to live in the properties upon completion of construction.

         Construction loans to builders of one- to four-family residences have terms of six to eight months and require the payment of interest only at a fixed-rate for the loan term. The Company limits builders to one home at a time but would consider requests for more than one if the homes are presold. At December 31, 1996, the Company had $3.8 million of construction loans to builders of one- to four-family residences.

         Construction loans are made to builders of multi-family dwellings and commercial projects with terms up to one year and requiring payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of the Company's permanent commercial loan products at the end of the construction phase. At December 31, 1996, the Company had $6.4 million of loans to finance the construction of multi-family dwellings and commercial projects.

         The Company also makes loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to the Company's base rate which is determined by a rate survey of a cross section of local banks. The maximum loan to value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 1996, the Company had $2.3 million of development loans to builders. The Company also makes a limited number of land acquisition and commercial real estate construction loans. At December 31, 1996, the Company had $1.0 million in loans secured by land.

         Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Company, as well as referrals from existing customers and realtors, and walk-in customers. The application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

         At December 31, 1996, the Company's largest construction and development loan was a construction loan for a sports center with a $1.1 million commitment and an aggregate outstanding balance of $357,000. The Company had no non-performing construction loans at December 31, 1996.

         Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences. Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

Consumer Lending

         The Company originates a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. At December 31, 1996, consumer loans totaled $9.8 million or 5.83% of total loans outstanding.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $7.4 million or 4.41% of the total loan portfolio at December 31, 1996. The Company is currently offering a revolving line of credit home equity loan on which the total commitment amount may not exceed 95% of the appraised value of the property, with a five year term and minimum monthly payment requirement of interest due only. The Company's home equity loan portfolio also contains equity loans which were written so that the total commitment amount, when combined with the balance of the first mortgage lien, would not exceed 80% of the appraised value of the property. These loans were revolving lines of credit with adjustable rates and had a ten year term with a minimum monthly payment requirement of 2% of the unpaid balance; however, as of July 1995 the Company was no longer originating such loans. At December 31, 1996, the Company had $7.8 million of unused credit available under its home equity line of credit program.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Business Lending

         At December 31, 1996, $4.8 million or 2.87% of the Company's total loans were comprised of commercial business loans. LSB's current commercial business lending activities encompass predominantly unsecured lines of credit and purchased leases secured by small business equipment such as copy and facsimile machines. At December 31, 1996, the Company had $2.4 million of loans secured by purchased leases through Bennett Funding Group ("Bennett"). See " - Non- Performing Assets - Non-Accruing Loans." At December 31, 1996, the Company had $499,000 of unsecured lines of credit outstanding with $253,000 of unused credit available. During the early part of 1994, the Company hired an experienced commercial loan officer to develop this area of lending, as well as its commercial real estate portfolio. At December 31, 1996, the Company's commercial business loans totaled $2.4 million compared to $1.3 million at December 31, 1994 (excluding Bennett). The Company intends to continue to increase its portfolio of commercial business loans.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are sometimes, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         The Company recognizes the generally increased risks associated with commercial business lending. LSB's commercial business lending policy emphasizes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of LSB's credit analysis.

Loan Originations, Purchases and Sales

         Real estate loans are originated by LSB's staff of salaried loan officers and its residential mortgage loan originator who receive applications from existing customers, walk-in customers, and referrals from realtors. All types of loans may be originated in any of the Company's four offices.


         While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. Currently, all conforming fixed-rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market. The Company currently sells such loans primarily to FHLMC while retaining the servicing rights. These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of the Company's asset/liability management program.

         When loans are sold, the Company retains the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The amount of servicing fees received by the Company varies but is generally calculated at 3/8 of 1% per annum for ARMs, and 1/4 of 1% per annum for fixed-rate mortgage loans based on the outstanding principal amount of the loans serviced. The Company services for others mortgage loans that it originated and sold amounting to $39.1 million at December 31, 1996.

         The Company purchases a limited amount of participation interests in real estate loans from other financial institutions outside its primary market area. The Company currently has loan participations in Indianapolis, Indiana, Michigan and Illinois. The Company carefully reviews and underwrites all loans to be purchased to insure that they meet the Company's underwriting standards.

         In periods of rising interest rates, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings. In addition, the Company's ability to sell loans may substantially decrease as potential buyers reduce their purchasing activities.

         The following table shows the loan and mortgage-backed security origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                                Year Ended December 31,
                                                             ------------------------------
                                                             1994        1995        1996
                                                             ----        ----        ----
                                                                    (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family .....................   $ 12,361    $ 17,535   $ 15,050
                - multi-family ..........................      3,274       5,544      7,872
                - commercial ............................      3,536       4,787      3,690
                - construction, land and land development      1,310       1,710         48
  Non-real estate - consumer ............................        870       1,704      4,909
                - commercial business ...................        631        --          375
                                                            --------    --------   --------
         Total adjustable-rate ..........................     21,982      31,280     31,944
                                                            --------    --------   --------
 Fixed-rate:
  Real estate - one- to four-family(1) ..................      8,458      18,009     21,538
                - multi-family ..........................       --          --          344
                - commercial ............................        667          30        878
                - construction, land and land development      5,526      14,661     14,117
  Non-real estate - consumer ............................      2,274       1,282      3,111
                - commercial business ...................        999       3,565      5,778
                                                            --------    --------   --------
         Total fixed-rate ...............................     17,924      37,547     45,766
                                                            --------    --------   --------
         Total loans originated .........................     39,906      68,827     77,710
                                                            --------    --------   --------

Purchases:
  Real estate - one- to four-family .....................       --          --          406
                - multi-family ..........................       --           550       --
                - commercial ............................        600         416         51
  Non-real estate - consumer ............................       --          --         --
                - commercial business ...................       --          --         --
                                                            --------    --------   --------
         Total loans purchased ..........................        600         966        457
                                                            --------    --------   --------
  Mortgage-backed securities (excluding
   REMICs and CMOs) .....................................      1,054        --         --
  REMICs and CMOs .......................................       --          --         --
                                                            --------    --------   --------
         Total mortgage-backed securities
          purchased .....................................      1,054        --         --
                                                            --------    --------   --------
         Total purchases ................................      1,654         966        457
                                                            --------    --------   --------

Sales and Repayments:
  Real estate - one- to four-family .....................      3,026       7,748     14,288
                - multi-family ..........................       --          --         --
                - commercial ............................       --           225       --
 Non-real estate - consumer .............................       --          --         --
                - commercial business ...................       --          --         --
                                                            --------    --------   --------
         Total loans sold ...............................      3,026       7,973     14,288
  Principal repayments ..................................     16,861      28,301     37,062
                                                            --------    --------   --------
         Total loans sold and repayments ................     19,887      36,274     51,350
 Mortgage-backed securities:
  Principal repayments ..................................      3,079         714        738
Increase (decrease) in other items, net .................       (231)        249        (34)
                                                            --------    --------   --------
         Net increase ...................................   $ 18,363    $ 33,054   $ 26,045
                                                            ========    ========   ========

-------------
(1) Includes $0, $8.4 million and $6.8 million of loans originated during 1994, 1995 and 1996, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to an adjustable rate of interest for the remaining term of the loan.

Asset Quality

         When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts seven or more days delinquent. If the delinquency is not cured by the 15th day, the borrower will be assessed a late charge. Additional written and oral contacts may be made with the borrower between 20 and 30 days after the due date. If the delinquency continues for a period of 60 days, the Company usually sends a default letter to the borrower and, after 90 days, institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by the Company. Delinquent consumer loans are handled in a generally similar manner. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws. The Company's levels of delinquent loans have not been significant in recent years.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.



                                                     Loans Delinquent For:
                                --------------------------------------------------------------
                                         60-89 Days                   90 Days and Over                  Total Delinquent Loans
                                ---------------------------        ---------------------------        ---------------------------
                                                    Percent                            Percent                            Percent
                                                    of Loan                            of Loan                            of Loan
                                Number     Amount  Category        Number     Amount  Category        Number     Amount   Category
                                ------     ------  --------        ------     ------  --------        ------     ------   --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family......          4       $339     0.35%          2       $   93     0.10%           6      $   432      0.45%
Consumer..................           2         10     0.10         ---          ---      ---            2           10      0.10
Commercial business........        ---        ---      ---           1        2,391    49.55            1        2,391     49.55
                                   ---     ------                  ---      -------                   ---      -------
     Total                           6       $349     0.21%          3       $2,484     1.48%           9       $2,833      1.69%
                                   ===       ====                  ===       ======                   ===       ======


         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets. Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate or with a maturity less than that customary in the Company's market). Foreclosed assets include assets acquired in settlement of loans. The loan amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."


                                                                       December 31,
                                            -------------------------------------------------------------
                                                 1992       1993        1994          1995         1996
                                            -------------------------------------------------------------
                                                                  (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ......................   $    194    $     39    $     39    $       --     $     93
  Construction .............................         22        --          --              --         --
  Consumer .................................          7           7           6            --         --
  Commercial business ......................       --          --          --              --        2,391(1)
                                               --------    --------    --------    ------------   --------
       Total ...............................        223          46          45            --        2,484
                                               --------    --------    --------    ------------   --------

Accruing loans delinquent more than 90 days:
  One- to four-family ......................       --            21        --              --         --
                                               --------    --------    --------    ------------   --------
     Total .................................       --            21        --              --         --
                                               --------    --------    --------    ------------   --------


Total non-performing assets ................   $    223    $     67    $     45    $       --     $  2,484
                                               ========    ========    ========    ============   ========
Total as a percentage of total assets ......       0.21%       0.06%       0.04%            ---%      1.35%
                                               ========    ========    ========    ============   ========

Total assets ...............................   $106,303    $110,697    $124,339    $    158,973   $184,607
                                               ========    ========    ========    ============   ========

-----------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 1995 and December 31, 1996 - Provision for Loan Losses" in the Annual Report for a discussion on Bennett.

         For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $185,000, none of which was included in interest income.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 1996, the Bank had classified $1.5 million of its loans as substandard $844,000 as doubtful and none as loss. At December 31, 1996, the Bank had designated $1.2 million in loans as special mention.

         Other Loans of Concern. Included in other loans of concern are certain potential problem loans which are classified as substandard or have been categorized as special mention that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. Such potential problem loans consist primarily of (i) a single family residence and a multi-family residential rental property to a single borrower with outstanding balances of $362,000 at December 31, 1996, to which management has concerns as to the cash flow of the borrower;
(ii) multiple loans to a single borrower secured by a retail store and the personal residence of the borrower with an outstanding balance of $304,000 at December 31, 1996 (which was restructured during 1988 whereby interest past due was written as a separate note due and payable when the borrower's other outstanding debt has been paid off), where the retail store is experiencing cash flow problems; and (iii) multiple loans to a single borrower secured by one- to four-family residential rental property and a multi-family residential rental property with an outstanding balance of $297,000 at December 31, 1996, where management has concerns about the cash flow of the borrower. The majority of the remaining classified assets are single loans to borrowers for residential property.

         Allowance for Loan Losses. The Company establishes an allowance for loan losses based on a systematic analysis of risk factors in the loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, industry standards and other factors. Because the Company has had only nominal loan losses during its recent past, management also considers the loss experience of similar portfolios in comparable lending markets as well as using the services of a consultant to assist in the evaluation of its growing commercial real estate and business loan portfolios. Management's analysis results in the allocation of allowance amounts to each loan type. Although, management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Provision for Loan Losses."

         The following table sets forth an analysis of the Company's allowance for loan losses.


                                                  Year Ended December
                                         ----------------------------------
                                           1994          1995         1996
                                         ---------   ----------    ---------
                                               (Dollars in Thousands)

Balance at beginning of period .......   $  922         $  926        $  922

Charge-offs:
  Consumer ...........................     --                6             7
                                         ------         ------        ------
     Total Charge-offs ...............     --                6             7
                                         ------         ------        ------
Recoveries:
  One- to four-family ................       15           --            --
  Consumer ...........................        4              2          --
                                         ------         ------        ------
     Total recoveries ................       19              2          --
                                         ------         ------        ------

Net charge-offs (recoveries) .........      (19)             4             7
Additions charged to operations ......      (15)          --             800
                                         ------         ------        ------
Balance at end of period .............   $  926         $  922        $1,715
                                         ======         ======        ======

Net charge-offs to average loans .....     --             --            ---%
outstanding

Allowance for loan losses to non- ....   2057.8%          --            60.5%
performing loans

Allowance for loan losses to net loans
 at end of period ....................     0.94%          0.70%         1.08%

         The allocation of the Company's allowance for losses on loans at the dates indicated is summarized as follows:




                                                                        December 31,
                           ----------------------------------------------------------------------------------------------------
                                          1994                              1995                            1996
                            -------------------------------   -------------------------------   -------------------------------
                                                    Percent                           Percent                          Percent
                                                   of Loans                          of Loans                          of Loans
                                          Loan      in Each                 Loan      in Each                 Loan     in Each
                            Amount of    Amounts   Category   Amount of    Amounts   Category   Amount of   Amounts    Category
                            Loan Loss      by      to Total   Loan Loss      by      to Total   Loan Loss      by      to Total
                            Allowance   Category     Loans    Allowance   Category     Loans    Allowance   Category     Loans
                            ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
                                                                       (Dollars in Thousands)

Real estate:
  One- to four-family......    $ 221   $ 69,139     68.53%      $ 262     $ 86,231     62.40%      $  146    $ 96,987     57.72
  Multi-family.............       76      7,643      7.58         120       12,044      8.72           99      19,610     11.67
  Commercial real estate...      138     10,712     10.62         181       15,034     10.88          128      19,032     11.33
  Land and land
   development.............       18      2,915      2.89          28        3,880      2.81           39       3,334      1.98
  Construction.............       22      3,251      3.22          40       10,379      7.51            7      14,447      8.60
  Consumer.................       32      4,620      4.58          36        6,048      4.37           51       9,808      5.84
  Commercial business......       29      2,614      2.59          51        4,570      3.31          997       4,825      2.87
  Unallocated..............      390        ---       ---         204          ---       ---          248         ---       ---
                               -----   --------    ------       -----     --------    ------       ------    --------    ------
     Total.................    $ 926   $100,894    100.00%      $ 922     $138,186    100.00%      $1,715    $168,043    100.00%
                               =====   ========    ======       =====     ========    ======       ======    ========    ======


Investment Activities

         LSB must maintain minimum levels of securities that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1996 the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.31%. The Company's level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "-Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives.

         At December 31, 1996, the Company's securities portfolio (excluding FHLB Stock) totaled $12.0 million, or 6.48% of total assets. As of such date, the Bank also had a $2.6 million investment in the common stock of the Federal Home Loan Bank ("FHLB") of Indianapolis in order to satisfy the requirement for membership in such institution. It is the Company's general policy to purchase securities which are U.S. Government securities, investment grade municipal and corporate bonds, commercial paper, federal agency obligations, and interest-bearing deposits with the FHLB.

         The Company owned $4.0 million of mortgage-backed securities at December 31, 1996, all of which were insured or guaranteed by the Federal National Mortgage Association ("FNMA") or the FHLMC. Accordingly, management believes that the Company's mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a passthrough of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. Any such individual security contains mortgages that can be prepaid at any time over the life of the security. In a rising interest rate environment the underlying mortgages are likely to extend their lives versus a stable or declining rate environment. A declining rate environment can result in rapid prepayment. There is no certainty as to the security life or speed of prepayment. The geographic makeup and correlated economic conditions of the underlying mortgages also play an important role in determining prepayment. In addition to prepayment risk, interest rate risk is inherent in holding any debt security. As interest rates rise the value of the security declines and conversely as interest rates decline values rise. Adjustable-rate mortgage-backed securities have the advantage of moving their interest rate within limits with the contractual index used, subject to the risk of prepayment. Interest rate adjustments to $1.7 million of the Company's adjustable-rate mortgage-backed securities are tied to a lagging index, the 11th District cost of funds index, while $1.7 million are tied to a current index, specifically, the six month or twelve month Treasury bill rates or the one month or three month LIBOR rates. At December 31, 1996, 84.35% of the Company's mortgage-backed securities consisted of adjustable-rate mortgage-backed securities.

         Mortgage-backed securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. Under the Bank's risk-based capital requirement, mortgage- backed securities have a risk weight of 20% in contrast to the 50% risk weight carried by residential loans. See "Regulation."

         The following table sets forth the composition of the Company's securities portfolio at the dates indicated.


                                                                                  December 31,
                                                ----------------------------------------------------------------------------
                                                          1994                        1995                      1996
                                                -----------------------     ------------------------   ---------------------
                                                Carrying           % of      Carrying          % of    Carrying         % of
                                                 Value            Total        Value           Total     Value         Total
                                                --------          -----      --------          -----   --------        -----
Debt securities
 Available for sale:
  U.S. government securities................      $3,879          49.48%        $1,994           22.25%    $1,003       19.40%
  Federal agency obligations................       1,475          18.81         1,007            11.24        354         6.85
  Municipal bonds...........................         ---            ---         1,703            19.00        984        19.03
  Corporate bonds...........................         ---            ---         1,268            14.15        255         4.93
  Commercial paper..........................         ---            ---         1,489            16.62        ---          ---
                                                 -------        -------       -------          -------     ------       ------
     Subtotal...............................       5,354          68.29         7,461            83.26      2,596        50.20
                                                 -------        -------       -------          -------     ------       ------
 Held to maturity:
  Municipal bonds...........................       1,493          19.04           ---              ---        ---          ---
  Corporate bonds...........................         300           3.83           ---              ---        ---          ---
                                                 -------        -------       -------          -------     ------       ------
     Subtotal...............................       1,793          22.87           ---              ---        ---          ---
                                                 -------        -------       -------          -------     ------       ------
FHLB stock..................................         693           8.84         1,500            16.74      2,575        49.80
                                                 -------        -------       -------          -------     ------       ------
Total debt securities and FHLB stock........      $7,840         100.00%       $8,961           100.00%    $5,171       100.00
                                                  ======         ======        ======           ======     ======       ======

Average remaining life of debt securities...        1.02 years                    .58 years                   .58 years

Other interest-earning assets:
  Interest-bearing deposits with FHLB.......      $4,994         100.00%       $3,595           100.00%   $ 5,410       100.00%
                                                  ======         ======        ======           ======    =======       ======

Mortgage-backed securities
 Available for sale:
  FNMA certificates.........................      $2,910          52.46%       $2,598           53.74%    $ 2,166        54.84%
  FHLMC certificates........................       1,721          31.03         2,236           46.26       1,784        45.16
                                                 -------        -------       -------          -------     ------       ------
    Subtotal................................       4,631          83.49         4,834          100.00       3,950       100.00
 Held to maturity:
  FHLMC certificates........................         916          16.51           ---           ---           ---          ---
                                                 -------        -------       -------          -------     ------       ------

     Total mortgage-backed securities.......      $5,547         100.00%       $4,834          100.00%    $ 3,950       100.00%
                                                  ======         ======        ======          ======     =======      =======


         The following table sets forth the composition and contractual maturities of the Company's securities portfolio at December 31, 1996. At December 31, 1996, all of the Company's securities were classified as available for sale. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.



                                                                     December 31, 1996
                                         -----------------------------------------------------------------------
                                         Less Than     1 to 5      5 to 10        Over        Total Investment
                                           1 Year       Years       Years       10 Years         Securities
                                          --------     -------     -------      --------        -----------
                                          Carrying    Carrying     Carrying     Carrying    Carrying      Market
                                           Value       Value        Value        Value        Value       Value
                                          --------     -------     -------      --------    --------      ------
                                                                  (Dollars in Thousands)


 U.S. government securities............   $    ---     $1,003      $   ---       $  ---       $1,003      $1,003
 Federal agency obligations............        354        ---          ---          ---          354         354
 Municipal bonds.......................        256        478          ---          250          984         984
 Corporate bonds.......................        255        ---          ---          ---          255         255
 FNMA certificates.....................        ---        ---          ---        2,166        2,166       2,166
 FHLMC certificates....................        ---        584          ---        1,200        1,784       1,784
                                          --------     ------      -------       ------       ------      ------
Total investment securities............   $    865     $2,065      $   ---        3,616       $6,546      $6,546
                                          ========     ======      =======        =====       ======      ======

Weighted average yield.................      5.71%      5.92%          ---%        6.48%        6.01%       6.01%

Sources of Funds

         General. The Company's primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

         Deposits. LSB offers a variety of deposit accounts. The Company's deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts. The Company only solicits deposits from its primary market area and does not use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Company believes that its savings, interest and noninterest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Company during the periods indicated.




                                      Year Ended December 31,
                              -------------------------------------
                                 1994         1995          1996
                              ---------     ---------     ---------
                                    (Dollars in Thousands)


Opening balance ...........   $ 100,242     $ 107,764     $ 109,977
Deposits ..................     249,784       350,521       472,666
Withdrawals ...............    (245,919)     (353,169)     (469,506)
Interest credited .........       3,657         4,861         3,812
                              ---------     ---------     ---------

Ending balance ............   $ 107,764     $ 109,977     $ 116,949
                              =========     =========     =========

Net increase (decrease) ...   $   7,522     $   2,213     $   6,972
                              =========     =========     =========

Percent increase (decrease)        7.50%         2.05%         6.34%
                              =========     =========     =========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.


                                                                                        December 31
                                                           -----------------------------------------------------------------
                                                                    1994                    1995                 1996
                                                           ----------------------    ------------------    -----------------
                                                                          Percent               Percent              Percent
                                                            Amount       of Total    Amount    of Total    Amount   of Total
                                                           --------      --------    ------    --------    ------   --------
                                                                                 (Dollars in Thousands)

Transaction and Savings Deposits:
Noninterest-bearing.....................................   $  2,517         2.33   $  3,106       2.82%   $ 4,127        3.53%
Savings accounts (3.05% at December 31,  1996)..........     20,676        19.17     12,050      10.95     12,538       10.71
NOW Accounts (0-2.47% at December 31, 1996).............      8,513         7.89     11,341      10.30     11,664        9.97
Money Market Accounts (3.35-3.67% at
  December 31, 1996)....................................     11,347        10.52     10,272       9.33      9,052        7.74
                                                           --------      -------   --------    -------   --------      ------
Total Non-Certificates..................................     43,053        39.91     36,769      33.41     37,381       31.94
                                                           --------      -------   --------    -------   --------      ------

Certificates:

 0.00 -  1.99%..........................................        ---          ---       ---         ---        ---         ---
 2.00 -  3.99%..........................................      8,461         7.84          5       0.00         64        0.05
 4.00 -  5.99%..........................................     40,689        37.72     43,076      39.14     48,677       41.60
 6.00 -  7.99%..........................................     15,276        14.16     30,120      27.37     30,820       26.34
 8.00 - and greater.....................................        285         0.26          7       0.01          7        0.01
                                                           --------      -------   --------    -------   --------      ------

 Total certificates.....................................     64,711        59.99     73,208      66.52     79,568       67.99
 Accrued interest.......................................         98         0.09         85        0.08        73        0.06
                                                           --------      -------   --------    -------   --------      ------
 Total deposits.........................................   $107,862       100.00   $110,062     100.00   $117,022      100.00%
                                                           ========      =======   ========     ======   ========      ======


         The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1996.



                                        2.00-       4.00-        6.00-       8.00-                    Percent
                                        3.99%       5.99%        7.99%     or greater     Total       of Total
                                       -------     -------      -------    -----------   -------     ---------
                                                               (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

March 31, 1997......................     $ 25     $10,124       $2,337      $   ---     $12,486        15.69%
June 30, 1997.......................       39       9,745        3,182          ---      12,966        16.30
September 30, 1997..................      ---       7,298        3,942          ---      11,240        14.13
December 31, 1997...................      ---       5,039        2,047          ---       7,086         8.91
March 31, 1998......................      ---       3,539        1,449          ---       4,988         6.27
June 30, 1998.......................      ---       4,212        2,038          ---       6,250         7.85
September 30, 1998..................      ---       2,826        7,537          ---      10,363        13.02
December 31, 1998...................      ---       1,395        1,386            7       2,788         3.50
March 31, 1999......................      ---       1,571          277          ---       1,848         2.32
June 30, 1999.......................      ---         438        3,621          ---       4,059         5.10
September 30, 1999..................      ---         618          689          ---       1,307         1.64
December 31, 1999...................      ---         361          862          ---       1,223         1.54
Thereafter..........................      ---       1,511        1,453          ---       2,964         3.73
                                         ----    --------      -------        -----     -------       ------

   Total............................     $ 64    $ 48,677      $30,820        $   7     $79,568       100 00%
                                         ====    ========      =======        =====     =======       ======

   Percent of total.................     0.08%      61.18%       38.73%        0.01%     100.00%
                                         ====       =====        =====         ====      ======


         The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1996.



                                                                              Maturity
                                                       -------------------------------------------------------------
                                                                      Over        Over
                                                        3 Months      3 to 6      6 to 12         Over
                                                        or Less       Months      Months       12 months      Total
                                                       ----------    --------    ---------    -----------    -------
                                                                           (In Thousands)

Certificates of deposit less than $100,000.......        $12,360     $10,597      $17,533       $27,476      $67,966

Certificates of deposit of $100,000 or more......            115       1,228          793         8,314       10,450

Public funds(1)..................................             11       1,141          ---           ---        1,152
                                                         -------     -------      -------       -------      -------

Total certificates of deposit....................        $12,486     $12,966      $18,326       $35,790      $79,568
                                                         =======     =======      =======       =======      =======

----------

     (1)  Deposits from governmental and other public entities.

         Borrowings. LSB's other available sources of funds include borrowings from the FHLB of Indianapolis and other borrowings. As a member of the FHLB of Indianapolis, the Company is required to own capital stock in the FHLB and is authorized to apply for borrowings from the

FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and have a range of maturities. The FHLB of Indianapolis may prescribe the acceptable uses for these, as well as limitations on the size of the borrowings and repayment provisions.

         The Company utilizes FHLB borrowings as part of its asset/liability management strategy in order to cost effectively extend the maturity of its liabilities. The Company may be required to pay a commitment fee upon application and may be subject to a prepayment fee if the advance is prepaid by the Company. At December 31, 1996, the Company had $50.0 million in advances from the FHLB and the capacity to borrow up to an additional $9.8 million. At that date $32.0 million of such advances have scheduled maturities in 1997; $15.0 million in 1998; and $3.0 million in 1999.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.



                                                                                 Year Ended December 31,
                                                                     ----------------------------------------------
                                                                      1994               1995               1996
                                                                     ------             ------             ------
                                                                                   (In Thousands)


Maximum Balance:
  FHLB advances...........................................           $ 7,500           $ 29,364           $ 50,000
  Other borrowings........................................               302                276                243

Average Balance:
  FHLB advances...........................................           $ 3,375           $ 17,947           $ 39,000
  Other borrowings........................................               291                263                234


         The following table sets forth certain information as to the Company's borrowings at the dates indicated.




                                                                                 Year Ended December 31,
                                                                     ----------------------------------------------
                                                                      1994               1995               1996
                                                                     ------             ------             ------
                                                                                   (In Thousands)

FHLB advances...........................................             $  7,500              $29,364         $  50,000
Other borrowings........................................                  278                  250               220
                                                                    ---------            ---------          ---------

     Total borrowings...................................             $  7,778             $ 29,614          $ 50,220
                                                                     ========             ========          ========

Weighted average interest rate of FHLB advances.........                 5.95%                5.90%             5.65%

Weighted average interest rate of other borrowings......                 5.50%                5.50%             5.50%


Subsidiary and Other Activities

         Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets for community purposes. In addition, federal associations may invest, in an amount up to 50% of their total capital, in conforming loans to their service corporations in which they own more than 10% of the capital stock. Federal associations are also permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

         The Bank owns a single service corporation, L.S.B. Service Corporation ("LSBSC"). In April 1994, the Company made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10 year commitment totaling $500,000. In February 1995, the Company made a second scheduled investment of $71,000 in the same project, followed by a third scheduled investment of $67,000 in February of 1996. During 1996, LSBSC received $39,000 in tax credit related to its investment in the low income housing project discussed above and recorded a net profit of $18,000. At December 31, 1996, the Bank's total investment in LSBSC was $189,000.

         The Bank formed Lafayette Insurance and Investments, Inc. ("LIII"), an Indiana corporation, on December 31, 1996. LIII did not engage in any operations during 1996; however, LIII is expected to begin offering various insurance, annuity and investment products and services to the Bank's customers during 1997.

Competition

         LSB faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in Tippecanoe County, the Company's primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

         The Company attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities as well as mutual funds and other financial intermediaries. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and convenient branch locations with interbranch deposit and withdrawal privileges.

         There are 12 other savings institutions and banks in LSB's primary market area. The Company estimates its share of the savings market and mortgage loans in Tippecanoe County to both be approximately 7%.

                                   REGULATION

General

         Lafayette is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Lafayette is subject to broad federal regulation and oversight extending to all its operations. Lafayette is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the thrift holding company of Lafayette, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. Lafayette is a member of the BIF and the deposits of Lafayette are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Lafayette.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Lafayette is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Lafayette were as of December 1994 and March 1992, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require Lafayette to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Lafayette's OTS assessment for the year ended December 31, 1996 was $48,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Lafayette and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of Lafayette is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Lafayette is in compliance with the noted restrictions.

         Lafayette's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, Lafayette's lending limit under this restriction was $2.3 million. See "Lending Activities - General."

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC

         Lafayette is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the BIF or the Savings Association Insurance Fund (the "SAIF"). The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF, such as Lafayette, in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27% with a minimum annual assessment of $2,000. The insurance premiums paid by institutions insured by the SAIF were not adjusted, however, and remained at the range previously applicable to both BIF and SAIF insured institutions which was .23% to .31% of deposits. In addition, BIF insured institutions are required to contribute to the cost if financial bonds issued to finance the cost of resolving thrift failures in the 1980s. Until the earlier of the year 2000 or when the BIF and SAIF are merged BIF deposits will only be assessed at a rate of 20% of the rate for SAIF deposits. The rate currently set for BIF and SAIF deposits is 1.3 basis points and 6.5 basis points, respectively.

         On September 30, 1996 federal legislation was enacted that required the SAIF to be recaptalized with a one-time assessment on virtually all SAIF insured institutions, equal to 65.7 basis points on SAIF insured deposits maintained by those institutions as of March 31, 1995.

Regulatory Capital Requirements

         Federally insured savings associations, such as Lafayette, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1996, the Company did not have any significant intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. The Bank had no such excludable investments at December 31, 1996.

         At December 31, 1996, Lafayette had tangible capital of $15.1 million, or 8.23% of adjusted total assets, which is $12.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, Lafayette had no intangibles which were subject to these tests.

         At December 31, 1996, Lafayette had core capital equal to $15.1 million, or 8.23% of adjusted total assets, which is $9.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, Lafayette had no capital instruments that qualify as supplementary capital and $1.5 million of general loss reserves, all of which currently qualifies as supplementary capital.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Lafayette had no such exclusions from capital and assets at December 31, 1996

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1996 Lafayette had total capital of $16.6 million (including $15.1 million in core capital and $1.5 million in qualifying supplementary capital) and risk-weighted assets of $133.6 million (including $13.6 million in converted off-balance sheet assets); or total capital of 12.44% of risk-weighted assets. This amount was $5.9 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

         Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver. The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Lafayette may have a substantial adverse effect on Lafayette's operations and profitability and the value of its common stock. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as Lafayette, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distributions need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not, meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including Lafayette, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Company includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, Lafayette was in compliance with both requirements, with an overall liquid asset ratio of 7.31% and a short-term liquid assets ratio of 6.36%.

Qualified Thrift Lender Test

         All savings associations, including Lafayette, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended, (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, Lafayette met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Lafayette, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA in 1995. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in April 1996 and received a rating of outstanding.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Lafayette include the Company and any company which is under common control with Lafayette. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Lafayette's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Company is a unitary thrift holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary thrift holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple thrift holding company, and the activities of the Company and any of its subsidiaries (other than Lafayette or any other savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Lafayette fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple thrift holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple thrift holding company. See "--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any savings association. Such acquisitions are generally prohibited if they result in a multiple thrift holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, Lafayette was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         Lafayette is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Lafayette is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1996, Lafayette had $2.6 million in FHLB stock, which was in compliance with this requirement. In past years, Lafayette has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.03% and were 7.67% for calendar year 1996. For the year ended December 31, 1996, dividends paid by the FHLB of

Indianapolis to Lafayette totaled $157,000, which constitutes a $77,000 increase from the amount of dividends received in calendar year 1995.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Lafayette's FHLB stock may result in a corresponding reduction in Lafayette's capital.

Federal and State Taxation

         Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year.

          In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post 1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1995, the Bank's Excess for tax purposes totaled approximately $2.3 million.

          The Company with the Bank and its subsidiary files consolidated federal income tax returns on a calendar year basis using the accrual method of accounting. Savings associations that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         Neither the Company or the Bank have been audited by the IRS during the last five fiscal years.

         Indiana Taxation. The State of Indiana imposes an 8.5% franchise tax on corporations transacting the business of a financial institution in Indiana, exempting them from gross income, supplemental net income and intangible taxes. Included in the definition of corporation's transacting the business of a financial institution in Indiana are holding companies of thrift institutions, as well as thrift institutions. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including

Indiana income taxes and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

Executive Officers

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company. Except as otherwise indicated, the persons named have served as officers of the Company since it became the holding company of the Bank and all positions described below are with the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         John W. Corey. Mr. Corey, age 62 was elected as President, Chief Executive Officer and Director of the Bank in 1991. From 1987 to 1991, he was President and Chief Executive Officer of Ludington Savings Bank, FSB in Ludington, Michigan.

         Harry A. Dunwoody. Mr. Dunwoody, age 50, has served as Senior Vice President of the Bank since 1989 and was elected as a Director in 1993. He is responsible for the lending functions of the Bank.

         Mary Jo David. Ms. David, age 47, is Vice President, Chief Financial Officer and Secretary-Treasurer of the Bank, positions she has held since 1992. She joined the Bank in 1985.

Employees

         At December 31, 1996, the Company had a total of 63 employees, including five part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

         The Company conducts its business at its main office and three other locations in Lafayette and West Lafayette, Indiana. The Company owns its main office and two branch offices. The second branch office is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1996 was approximately $4.6 million. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

         The Company maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment and software utilized by the Company at December 31, 1996 was $362,000.

Item 3. Legal Proceedings

         LSB, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing LSB in the proceedings, that the resolution of any prior and pending proceedings should not have a material effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

         Inside back cover of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 17 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Financial Statements

         Pages 18 through 42 of the Company's 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Executive Officers

         Information concerning Executive Officers is contained in Part I of this Form 10-KSB.

         Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 1996, except for Director Shen who failed to file on a timely basis a Form 4 reporting his acquisitions of 1,000 shares of Common Stock on November 24, 1995. In April 1996, Director Shen filed the required form to correct this oversight.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management


         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13. Exhibits and Reports on 8-K


         (a) Exhibits:



                                                                                               Reference to
                                                                                               Prior Filing
Regulation                                                                                      or Exhibit
S-K Exhibit                                                                                  Number Attached
  Number                      Document                                                           Hereto
-----------                   --------                                                       ---------------

     2          Plan of acquisition, reorganization, arrangement, liquid, or succession            None
     3          Articles of Incorporation and Bylaws....................................            *
     4          Instruments defining the rights of security holders,
                including indentures:
                 Common Stock Certificate...............................................            *
     9          Voting trust agreement..................................................           None
    10          Material contracts:
                 Employee Stock Ownership Plan..........................................            *
                 Stock Option and Incentive Plan........................................            *
                 Severance Agreements...................................................            *
                 Recognition and Retention Plan.........................................            *
                 401(k) Retirement/Savings Plan.........................................            *
    11          Statement re computation of per share earnings..........................            **
    13          Annual Report to Security Holders.......................................           13
    16          Letter on change in certifying accountant...............................          None
    18          Letter on change in accounting principles...............................          None
    21          Subsidiaries of Registrant..............................................            21
    22          Published report regarding matters submitted to vote of security holders          None
    23          Consent of Experts and Counsel..........................................            23
    24          Power of Attorney.......................................................      Not required
    27          Financial Data Schedule.................................................           27
    99          Additional Exhibits                                                               None

--------------------
         *Filed on September 21, 1994 as exhibits to the Registrant's Registration Statement No. 33-84266 on Form S-1. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         **See Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report under Exhibit 13.

         (b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LSB FINANCIAL CORP.


Date: March 28, 1997                  By: (s) John W. Corey
     --------------------             -----------------------------------------
                                      John W. Corey, President, Chief Executive
                                      Officer and Director
                                      (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






/s/  Mariellen M. Neudeck                                         /s/ John W. Corey
---------------------------------------------------               ---------------------------------------------
Mariellen M. Neudeck, Chairman of the Board                       John W. Corey, President, Chief Executive
Officer                                                           and Director
                                                                 (Principal Executive and Operating Officer)



Date:  March 28, 1997                                             Date:          March 28, 1997
     ----------------------------------------------                     -----------------------------------------

/s/  Harry A. Dunwoody
---------------------------------------------------               -----------------------------------------------
Harry A. Dunwoody, Senior Vice President                          James A. Andrew, Director
and Director



Date: March 28, 1997                                             Date:
     ----------------------------------------------                     -----------------------------------------

/s/  Philip W. Kemmer                                             /s/  Peter Neisel
---------------------------------------------------               -----------------------------------------------
Philip W. Kemmer, Director                                        Peter Neisel, Director



Date: March 28, 1997                                             Date:  March 28, 1997
     ----------------------------------------------                     -----------------------------------------

/s/  Jeffrey A. Poxon                                             /s/  Thomas L. Ryan
---------------------------------------------------               -----------------------------------------------
Jeffrey A. Poxon, Director                                        Thomas L. Ryan, Director




Date:    March 28, 1997                                           Date:  March 28, 1997
     ----------------------------------------------                     -----------------------------------------

/s/  John C. Shen                                                 /s/  C. Wesley Shook
---------------------------------------------------               -----------------------------------------------
John C. Shen, Director                                            C. Wesley Shook, Director


Date: March 28, 1997                                              Date: March 28, 1997
     ----------------------------------------------                     -----------------------------------------


/s/  Mary Jo David
---------------------------------------------------
Mary Jo David, Vice President, Chief Financial
Officer and Secretary-Treasurer
(Principal Financial and Accounting Officer)

Date: March 28, 1997
    -----------------------------------------------


                                INDEX TO EXHIBITS




 Exhibit
 Number

  11 Statement re Computation of Earnings Per Share (See Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report to Security Holders attached hereto as Exhibit
              13)

  13          Annual Report to Security Holders

  21          Subsidiaries of the Registrant

  23          Consents of Experts and Counsel

  27          Financial Data Schedule