Form 10QSB
period 1997-03-31
LSB FINANCIAL CORP
filed 1997-05-13
CIK 930405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

[  ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT

                For the transition period from ______ to ________

                         Commission file number 0-25070.

                               LSB FINANCIAL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Indiana                                          35-1934975
   (State or other jurisdiction of                          (I.R.S. Employer
   Incorporation or organization)                          Identification No.)

      101 Main Street, Lafayette, Indiana                          47902
   (Address or principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
 YES [X] NO[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                    OUTSTANDING AT MARCH 31, 1997
         -----                                    -----------------------------

Common stock, par value $.01 per share                      900,166

       Transitional Small Business Disclosure Format:    YES [  ]  NO [X]

                              L S B FINANCIAL CORP.
                  (Dollars in thousands, except per share data)
                        SELECTED FINANCIAL CONDITION DATA

                                                    December 31,   March 31,
Dollars in thousands                                     1996         1997

Total Assets                                          $184,607     $188,027
Loans Receivable, net                                  159,216      161,389
Available-for-Sale Securities                            6,546        8,590
Short-term Investments                                   5,410        4,016
Deposits                                               116,949      126,432
Total Borrowings                                        50,220       43,713
Shareholders' Equity (net)                              16,796       17,068


                 SELECTED OPERATIONS DATA

                                                   Three months ended March 31:
                                                         1996         1997

Total Interest Income                                   $3,125       $3,541
Total Interest Expense                                   1,707        2,002
                                                     ----------------------
 Net Interest Income                                     1,418        1,539
Provision for Loan Losses                                    0           24
                                                     ----------------------
Net Interest Income after provision                      1,418        1,515

Deposit Account Service Charges                             70           80
Gain(loss) on Sale of Securities                             9            0
Gain(loss) on Mortgage Loans Originated for Sale            32           68
Other Non-interest Income                                   43           51
                                                     ----------------------
 Total Non-Interest Income                                 154          199

Total Non-interest Expense                               1,019        1,126
                                                     ----------------------
Income before Income Taxes                                 553          588
Income Tax Expense                                         210          230
                                                     ----------------------
 Net Income                                             $  343       $  358


Earnings per Share                                      $ 0.37       $ 0.43
Book value per share                                    $19.40       $20.39

                               LSB FINANCIAL CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                        December 31,  March 31,
                                                           1996         1997
                                                      --------------------------
Assets

Cash and cash equivalents                                $   9,798    $   8,995
Available-for-sale securities                                6,546        8,590
Loans held for sale                                          6,230          944
Total loans                                                154,701      162,185
  Less: Allowance for loan losses                           (1,715)      (1,740)
                                                      --------------------------
   Net loans                                               152,986      160,445

Premises and equipment, net                                  4,570        4,504
FHLB stock, at cost                                          2,575        2,575
Accrued interest receivable                                  1,006        1,021
Other assets                                                   896          953
                                                      --------------------------
                                                         $ 184,607    $ 188,027
                                                      ==========================

Liabilities and Shareholders' Equity

Liabilities
Deposits                                                 $ 116,949    $ 126,432
Advances from FHLB                                          50,000       43,500
Note payable                                                   220          213
Accrued interest payable                                       197          179
Advances from borrowers for taxes and insurance                178          366
Accrued expenses and other liabilities                         267          269
                                                      --------------------------
  Total liabilities                                        167,811      170,959


Shareholders' Equity
Common stock                                                    11           11
Additional paid-in-capital                                  10,143       10,166
Retained earnings                                           10,289       10,574
Unearned ESOP shares                                          (653)        (633)
Unamortized cost of recognition and retention plan            (332)        (309)
Treasury stock (155,895 and 158,695 shares, at cost)        (2,629)      (2,684)
Net unrealized holding loss on
  available-for-sale securities                                (33)         (57)
                                                      --------------------------
  Total shareholders' equity                                16,796       17,068
                                                      --------------------------
Total liabilities and shareholders' equity               $ 184,607    $ 188,027
                                                      ==========================

           See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                          Three months ended
                                                               March 31,
                                                              1996      1997
                                                      --------------------------

Interest Income
 Loans, including related fees                               $2,899    $3,334
 Available-for-sale securities                                  196       157
 FHLB stock                                                      30        50
                                                      --------------------------
  Total interest income                                       3,125     3,541

Interest Expense
 Deposits                                                     1,295     1,376
 Borrowings                                                     412       626
                                                      --------------------------
  Total interest expense                                      1,707     2,002

Net interest income                                           1,418     1,539
 Provision for loan losses                                        0        24
                                                      --------------------------
Net interest income after provision for loan losses           1,418     1,515

Noninterest Income
 Service charges and fees                                        70        80
 Net gain on mortgage loans originated for sale                  32        68
 Gain on sale of securities                                       9         0
 Other income                                                    43        51
                                                      --------------------------
  Total noninterest income                                      154       199


Noninterest Expense
 Salaries and benefits                                          519       587
 Occupancy and equipment, net                                   154       188
 FDIC insurance                                                   0         3
 Computer service                                                66        61
 Advertising                                                     49        63
 Other                                                          231       224
                                                      --------------------------
  Total noninterest expense                                   1,019     1,126

Income before income taxes                                      553       588
 Less: income taxes                                             210       230
                                                      --------------------------
Net income                                                     $343      $358
                                                      ==========================

Earnings per share (Note 3)                                   $0.37     $0.43
Book value per share                                         $19.40    $20.39

           See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                   Unamortized
                                                                                   Cost of Bank             Unrealized
                                                    Additional            Unearned  Recognition             Gain/(Loss)
                                           Common     Paid-in  Retained     ESOP   and Retention  Treasury     on APS
                                           Stock      Capital  Earnings    Shares       Plan        Stock    Securities   Total
                                           -------------------------------------------------------------------------------------
Balance January 1, 1996                     $11       $10,063   $9,626     ($739)      ($399)       ($466)     ($28)     $18,068

Issuance of shares for RRP                                 22                            (22)                                  0
RRP expense                                                                               22                                  22
ESOP shares earned                                         14                 22                                              36
Treasury stock acquired                                                                    0       (1,111)                (1,111)
Net income                                                         343                                                       343
Change in net unrealized loss                                                                                   (30)         (30)

                                           -------------------------------------------------------------------------------------
Balance at March 31, 1996                   $11       $10,099   $9,969     ($717)      ($399)     ($1,577)     ($58)     $17,328

Balance at January 1, 1997                  $11       $10,143   10,289     ($653)      ($332)     ($2,629)     ($33)     $16,796

Exercise of stock option                                    3                                                                  3
ESOP shares earned                                         20                 20                                              40
RRP expense                                                                               23                                  23
Treasury stock acquired                                                                               (55)                   (55)
Net income                                                         358                                                       358
Change in unrealized loss                                                                                       (24)         (24)
Dividends paid                                                     (73)                                                      (73)

                                           -------------------------------------------------------------------------------------
Balance at March 31, 1997                   $11       $10,166  $10,574     ($633)      ($309)     ($2,684)     ($57)     $17,068
                                           =====================================================================================

                 See accompanying notes to financial statements

                               LSB FINANCIAL CORP.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                 For the 3 months ended March 31
                                                            1996         1997
                                                 -------------------------------
Cash Flows from Operating Activities
Net Income                                                  $343         $358
Adjustments to reconcile net income to net
 cash from operating activities
   Depreciation and amortization                              65           82
   Net amortization on securities                             22           13
   Gain on sale of securities                                 (9)           0
   Writedown of loans held for sale                           23            0
   Gain on sale of loans                                     (55)         (68)
   Loans originated for sale, net of sales proceeds           60        5,354
   Deferred loan fees, net                                    23          (27)
   Provision for loan losses                                   0           24
   Employee stock ownership plan shares earned                36           40
   Change in assets and liabilities
     Accrued interest receivable                             (32)         (15)
     Other assets                                             32          (19)
     Accrued interest payable                                 (6)         (18)
     Other liabilities                                      (307)           2
                                                 -------------------------------
Net cash from operating activities                           195        5,726

Cash Flows from Investing Activities
Purchases of available-for-sale securities                (1,028)      (2,485)
Proceeds from paydowns and maturities of
  available-for-sale securities                            3,362          389
Sales of available-for-sale securities                       804            0
Purchase of Federal Home Loan Bank stock                    (150)           0
Loans made to customers net of payments received          (8,336)      (7,456)
Property and equipment expenditures                         (521)         (16)
                                                 -------------------------------
Net cash from investing activities                        (5,869)      (9,568)

Cash Flows from Financing Activities
Net change in deposits                                     2,309        9,483
Proceeds from Federal Home Loan Bank advances              6,000        7,000
Payments on Federal Home Loan Bank advances               (3,864)     (13,500)
Net change in advances from borrowers
   for taxes and insurance                                   162          188
Payments on note payable                                      (7)          (7)
Treasury Stock Purchased                                  (1,111)         (55)
Dividends paid                                                 0          (73)
Stock options exercised                                        0            3
                                                 -------------------------------
Net cash from financing activities                         3,489        3,039

Net change in cash and equivalents                        (2,185)        (803)
Cash and equivalents at January 1                          7,795        9,798
                                                 -------------------------------

Cash and equivalents at March 31                          $5,610       $8,995
                                                 ===============================

           See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

Note 3 - Earnings per share

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. The following table presents share data used to compute earnings per share.

                                                       Quarter ended
                                                         March 31,
                                                     1997        1996
                                                     ----        ----
Weighted average shares outstanding                 901,928     1,002,574
Shares used to compute
    earnings per share                              900,166       929,774

The options outstanding at March 31, 1997 were not dilutive.

Note 4 - Accounting Changes

Effective January 1, 1997, the Company adopted Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This standard revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. Management does not expect the effect on LSB's financial position and results of operations to be significant.

               MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Forward Looking Statements

         Certain statements in this report that relate to LSB Financial Corp.'s plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such statements are based on Management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting LSB Financial's business and prospects is contained in the Company's periodic filings with the Securities and Exchange Commission.

Financial Condition

         Comparison of Financial Condition at March 31, 1997 and December 31, 1996.

         Total assets increased $3.4 million during the three months from December 31, 1996 to March 31, 1997. This increase was primarily due to a $7.5 million increase in the Company's loan portfolio offset by a $5.3 million decrease in the Company's loans held for sale as the Company continued its efforts to restructure its balance sheet by increasing the size of its higher-yielding multi-family, land and land development, construction, commercial real estate and commercial business loan and consumer loan portfolios. A $9.5 million increase in deposits was used to fund loan growth and to decrease borrowings from the Federal Home Loan Bank by $6.5 million. Non-performing loans remained at $2.5 million at December 31, 1996 and at March 31, 1997, consisting of $2.3 million of purchased equipment leases and two single family residences. Shareholders' equity increased from $16.8 million at December 31, 1996 to $17.1 million at March 31, 1997, an increase of $272,000 primarily due to $358,000 in net income partially offset by the repurchase of an additional $55,000 of the Company's stock as part of an ongoing 5.00% stock buy-back program and by a $73,000 cash dividend to shareholders.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 1996 and March 31, 1997.

         General. Net income for the three months ended March 31, 1997 was $358,000, an increase of $15,000 or 4.37% from net income of $343,000 for the three months ended March 31, 1996. This increase was primarily due to a $121,000 increase in net interest income and a $45,000 increase in non- interest income in the first quarter of 1997, offset by a $24,000 provision for loan losses and a $107,000 increase in operating expenses.

         Net Interest Income. Net interest income for the three months ended March 31, 1997 increased $121,000, or 8.53% over the same period in 1996. This increase was primarily attributable to the success of management's continuing efforts to restructure the Company's balance sheet by investing funds in higher-yielding loans, particularly commercial real estate and consumer loans from the lower yielding securities portfolio. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased from 3.73% for the three months ended March 31, 1996 to 3.56% for the three months ended March 31, 1997. The decline in yield was offset by increased volume as average interest-earning assets increased from $152.1 million for the first quarter of 1996 to $172.7 million for the first quarter of 1997.

         Interest income on loans increased $435,000 or 15.01% for the three months ended March 31, 1997 compared to the same three months in 1996, primarily the result of an increase of $22.1 million in average loans outstanding. This increase was primarily due to an active residential real estate market in 1996 due to continued relatively low interest rates and a strong local economy, and the ongoing success of the Company's focus on higher-yielding multi-family, land and land development, construction, commercial real estate and commercial business loan and consumer loan production. These higher-yielding portfolios increased from $62.2 million at December 31, 1996 to $65.6 million at March 31, 1997. This increase in volume was partially offset by a decrease in the average yield on loans from 8.47% for the first three months of 1996 to 8.39% for the first three months of 1997, caused primarily by the increasing competitiveness of the local loan origination market. Both the net interest margin and the average yield on loans in 1997 were negatively impacted by the placement of the Bennett Funding leases on non-accrual status effective April 1, 1996. Management estimates that interest lost during the first quarter of 1997 from those leases was approximately $57,000.

         Interest earned on securities, money market investments and FHLB stock decreased $19,000 for the three months ended March 31, 1997 compared to the same three months in 1996. This was the result of an overall $1.5 million decrease in average investments offset by a slight increase in the average yield from 5.92% to 6.01% over the same period.

         Interest expense for the three months ended March 31, 1997 increased $295,000 over the same period in 1996. This increase was primarily due to an increase of $24.5 million in average interest-bearing liabilities, consisting of an additional $11.4 million in the average balance of customer deposit accounts and a $13.1 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand The average rate paid on interest bearing liabilities remained at 4.83% for both the first quarter of 1996 and the first quarter of 1997.

         Provision for Loan Losses. The Company establishes its provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding , delinquencies, industry standards and using the services of a consultant to assist in the evaluation of its growing commercial loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. Based on this analysis, during the year ended December 31, 1996 the Company recorded an $800,000 provision for loan losses primarily in response to the situation involving Bennett Funding Group (Bennett) of Syracuse, New York through which the Company owns $2.4 million of equipment leases. On March 29, 1996, the Securities and Exchange Commission filed civil and criminal complaints against an officer of

Bennett and shortly thereafter, Bennett sought Chapter 11 bankruptcy protection. The Bank has been paid interest through March 31, 1996. Based upon the bankruptcy filing and the uncertainty about when principal and interest payments might resume, the leases were placed on non-accrual status as of April 1, 1996 and the Bank has allocated $970,000 of its $1.7 million allowance for loan losses to these receivables. The Bank's $2.4 million investment is comprised of numerous small dollar equipment leases. While management believes that the Bank holds original lease documents, the complaint alleges various fraudulent actions including allegations that Bennett may have sold the same leases to two or more buyers. To date management has not been notified of duplication of any leases it owns. Management is currently evaluating settlement offers and believes that its reserve allocation will be sufficient to cover any losses. In addition, the Company provided an additional $24,000 provision for loan losses during the first quarter of 1997. In addition to the Bennett leases there were $131,000 of non-performing loans at March 31, 1997, consisting of two single family residences, one of which has been sold and is awaiting a scheduled closing. The allowance for loan losses to total loans was 1.08% at December 31, 1996 and 1.06% at March 31, 1997. Non-performing loans totaled $2.5 million at December 31, 1996, representing 1.35% of total assets, and $2.5 million at March 31, 1997, representing 1.34% of total assets.

         Non-Interest Income. Non-interest income for the three months ended March 31, 1997 increased by $45,000, or 29.22%, over the same period in 1996. This was primarily due to a $10,000 increase in service charges and fees on deposit accounts due to the increasing number of these accounts, and a $36,000 increase in the gain on the sale of mortgage loans in the secondary market. The increase in the gain on the sale of loans resulted from the increased sales activity and the absence of a market value adjustment at March 31, 1997. On March 31, 1996, the Company held $964,000 of fixed rate mortgage loans in its held for sale portfolio. The required adjustment to mark these loans to market was ($23,000). There was no comparable adjustment needed at March 31, 1997.

         Non-Interest Expense. Non-interest expense for the three months ended March 31, 1997 increased $107,000 over the same period in 1996. The major components of this increase included a $68,000 increase in salaries and employee benefits and a $34,000 increase in occupancy and equipment expense. The increase in salaries and employee benefits, and occupancy and equipment expenses were incurred in connection with the opening of the Company's fourth branch.

                  Income Tax Expense. The Company's income tax provision increased by $20,000 for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This was primarily due to the increase in income before income taxes.

         Liquidity. Liquidity management is both a daily and long-term function for the Bank's senior management. The Bank adjusts its investment strategy, within the limits established by the investment policy, based upon assessments of expected loan demand, expected cash flows, FHLB advance opportunities, market yields and objectives of its asset/liability management program. Base levels of liquidity have generally been invested in interest-earning overnight and time deposits with the FHLB of Indianapolis. Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

         The Bank is required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 5.0%. The Bank's internal policy for liquidity is approximately 8%. The Company's liquidity ratios at December 31, 1996 and March 31, 1997 were 7.31% and 8.09%, respectively.

         Capital Resources. Shareholders' equity totaled $17.1 million at March 31, 1997 compared to $16.8 million at December 31, 1996, an increase of $272,000 or 1.62%, primarily due to an increase in net income of $358,000 partially offset by a stock repurchase of $55,000 and the Company's first cash dividend of $73,000. Federal regulations require the Bank to maintain certain minimum levels of regulatory capital. The regulations currently require tangible capital as defined by regulation to be at least 1.5% of total assets, as also defined by regulation, that core capital as defined be 3.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets as defined by regulations. At March 31, 1997 the Bank's capital ratios were as follows:

                                           Amount         Percent of
                                            (000)      applicable assets
                                          ------------------------------
                  Tangible capital        $15,533            8.29%
                  Requirement               2,810            1.50
                                          -------           -----
                  Excess                  $12,723            6.79%
                                          =======           =====


                  Core capital            $15,533            8.29%
                  Requirement               5,625            3.00
                                          -------           -----
                  Excess                  $ 9,908            5.29%
                                          =======           =====


                  Risk-based Capital      $16,303           11.69%
                  Requirement              11,154            8.00
                                          -------           -----
                  Excess                  $ 5,149            3.69%
                                          =======           =====

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

A. Exhibits: Exhibit 27 - Financial Data Schedule

B. Reports on Form 8-K:

None to be reported.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            LSB FINANCIAL CORP.
                                                     (Registrant)



Date   May 9, 1997                     /S/JOHN W. COREY
       ---------------                 ----------------------------------------
                                            John W. Corey, President
                                            (Principal Executive Officer)


Date   May 9, 1997                     /S/MARY JO DAVID
       ---------------                 ----------------------------------------
                                            Mary Jo David, Treasurer
                                   (Principal Financial and Accounting Officer)