Form 10QSB
period 1997-06-30
LSB FINANCIAL CORP
filed 1997-08-12
CIK 930405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

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
 YES [X] NO[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                    OUTSTANDING AT AUGUST 8, 1997
         -----                                    -----------------------------

Common stock, par value $.01 per share                          916,350

            Transitional Small Business Disclosure Format:      YES [ ]  NO [X]

                              L S B FINANCIAL CORP.
                  (Dollars in thousands, except per shar data)
                        SELECTED FINANCIAL CONDITION DATA

                                            December 31,          June 30,
Dollars in thousands                            1996                1997

Total Assets                                  $184,607            $194,117
Loans Receivable, net                          159,216             170,692
Available-for-Sale Securities                    6,546               8,152
Short-term Investments                           5,410               1,040
Deposits                                       116,949             130,793
Total Borrowings                                50,220              45,705
Shareholders' Equity (net)                      16,796              17,184


                            SELECTED OPERATIONS DATA

                                                               Three months ended June 30:        Six months ended June 30:
                                                                 1996                1997            1996            1997

Total Interest Income                                          $3,218              $3,753          $6,342          $7,294
Total Interest Expense                                          1,840               2,147           3,547           4,149
                                                              -----------------------------------------------------------
  Net Interest Income                                           1,378               1,606           2,795           3,145
Provision for Loan Losses                                         800                  24             800              48
                                                              -----------------------------------------------------------
Net Interest Income after provision                               578               1,582           1,995           3,097

Deposit Account Service Charges                                    94                 108             164             188
Gain(loss) on Sale of Securities                                    0                   0               9               0
Gain(loss) on Mortgage Loans Originated for Sale                    5                  37              37             105
Other Non-interest Income                                          43                  55              86             106
                                                              -----------------------------------------------------------
  Total Non-Interest Income                                       142                 200             296             399

Total Non-Interest Expense                                        987               1,188           2,005           2,314
                                                              -----------------------------------------------------------
Income/(loss) before Income Taxes                                (267)                594             286           1,182
Income Tax Expense/(Benefit)                                     (111)                233              99             463
                                                              -----------------------------------------------------------
  Net Income/(loss)                                             ($156)               $361            $187            $719

Earnings per Share                                             ($0.17)              $0.41           $0.21           $0.82
Book value per share                                           $18.33              $19.80          $18.33          $19.80

                               LSB FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                        December 31,          June 30,
                                                                            1996                1997
                                                                       ---------------------------------
Assets
Cash and cash equivalents                                                  $9,798              $6,001
Available-for-sale securities                                               6,546               8,152
Loans held for sale                                                         6,230               1,062
Total loans                                                               154,701             171,075
  Less: Allowance for loan losses                                          (1,715)             (1,445)
                                                                       ---------------------------------
    Net loans                                                             152,986             169,630

Premises and equipment, net                                                 4,570               4,436
FHLB stock, at cost                                                         2,575               2,600
Accrued interest receivable                                                 1,006               1,097
Other assets                                                                  896               1,139
                                                                       ---------------------------------
  Total assets                                                           $184,607            $194,117
                                                                       =================================
Liabilities and Shareholders' Equity

Liabilities
Deposits                                                                 $116,949            $130,793
Advances from FHLB                                                         50,000              45,500
Note payable                                                                  220                 205
Accrued interest payable                                                      197                 186
Advances from borrowers for taxes and insurance                               178                 156
Accrued expenses and other liabilities                                        267                  93
                                                                       ---------------------------------
  Total liabilities                                                       167,811             176,933


Shareholders' Equity
Common stock                                                                   11                  11
Additional paid-in-capital                                                 10,143              11,163
Retained earnings                                                          10,289               9,879
Unearned ESOP shares                                                         (653)               (612)
Unamortized cost of recognition and retention plan                           (332)               (287)
Treasury stock, at cost                                                    (2,629)             (2,942)
Net unrealized loss on available-for-sale-securities                          (33)                (28)
                                                                       ---------------------------------
  Total shareholders' equity                                               16,796              17,184
                                                                       ---------------------------------
Total liabilities and shareholders' equity                               $184,607            $194,117
                                                                       =================================

           See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                   Three months ended                 Six months ended
                                                                         June 30,                          June 30,
                                                                1996                1997            1996            1997
                                                               ----------------------------------------------------------
Interest Income
  Loans, including related fees                                $3,020              $3,533          $5,919          $6,867
  Available-for-sale securities                                   168                 170             358             327
  FHLB stock                                                       30                  50              65             100
                                                               ----------------------------------------------------------
    Total interest income                                       3,218               3,753           6,342           7,294

Interest Expense
  Deposits                                                      1,333               1,479           2,628           2,855
  Borrowings                                                      507                 668             919           1,294
                                                               ----------------------------------------------------------
    Total interest expense                                      1,840               2,147           3,547           4,149

Net interest income                                             1,378               1,606           2,795           3,145
  Provision for loan losses                                       800                  24             800              48
                                                               ----------------------------------------------------------
Net interest income after provision for loan losses               578               1,582           1,995           3,097

Noninterest Income
  Service charges and fees                                         94                 108             164             188
  Net gain on mortgage loans originated for sale                    5                  37              37             105
  Gain on sale of securities                                        0                   0               9               0
  Other income                                                     43                  55              86             106
                                                               ----------------------------------------------------------
    Total noninterest income                                      142                 200             296             399


Noninterest Expense
  Salaries and benefits                                           494                 598           1,014           1,185
  Occupancy and equipment, net                                    158                 192             312             380
  FDIC insurance                                                    1                   4               1               7
  Computer service                                                 54                  65             121             126
  Advertising                                                      56                  77             105             140
  Other                                                           224                 252             452             476
                                                               ----------------------------------------------------------
    Total noninterest expense                                     987               1,188           2,005           2,314

Income/(loss) before income taxes                                (267)                594             286           1,182
  Less: income taxes                                             (111)                233              99             463
                                                               ----------------------------------------------------------
Net income/(loss)                                               ($156)               $361            $187            $719
                                                               ==========================================================
Earnings per share (Note 3)                                    ($0.17)              $0.41           $0.21           $0.82
Book value per share

           See accompanying notes to consolidated financial statements

                              LBS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                  Unamortized
                                                                                 Cost of Bank                  Unrealized
                                            Additional               Unearned     Recognition                  Gain/(Loss)
                                   Common    Paid-In     Retained      ESOP      and Retention     Treasury      on APS
                                   Stock     Capital     Earnings     Shares         Plan            Stock     Securities    Total
                                    -----------------------------------------------------------------------------------------------
Balance at January 1, 1996          $11      $10,063      $9,626       ($739)         ($399)        ($466)       ($28)      $18,068

Issuance of common stock for RRP                  22                                    (22)
ESOP shares earned                                27                      44                                                     71
RRP expense                                                                              44                                      44
Treasury stock acquired                                                                            (1,665)                   (1,665)
Net income                                                   187                                                                187
Change in net unrealized loss                                                                                     (45)          (45)
Cash dividends paid                                          (72)                                                               (72)
                                    -----------------------------------------------------------------------------------------------
  Balance at June 30, 1996          $11      $10,112      $9,741       ($695)         ($377)      ($2,131)       ($73)      $16,588
                                    ===============================================================================================


Balance at January 1, 1997          $11      $10,143     $10,289       ($653)         ($332)      ($2,629)       ($33)      $16,796

Exercise of stock option                           3                                                                              3
ESOP shares earned                                41                      41                                                     82
RRP expense                                                                              45                                      45
Treasury stock acquired                                                                              (313)                     (313)
Net income                                                   719                                                                719
Change in unrealized loss                                                                                           5             5
Cash dividends paid                                        (151)                                                               (151)
Stock dividends paid                             868       (870)                                                                 (2)
                                    -----------------------------------------------------------------------------------------------
Balance at June 30, 1997            $11      $11,055      $9,987       ($612)         ($287)      ($2,942)       ($28)      $17,184
                                    ===============================================================================================

       See accompanying notes to financial statements

                               LSB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        For the 6 months ended June 30,
                                                                             1996              1997
                                                                        ------------------------------
Cash Flows from Operating Activities
Net Income                                                                  $187               $719
Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization                                            130                 172
    Net amortization on securities                                            36                  23
    Gain on sale of securities                                                (9)                  0
    Writedown of loans held for sale                                          29                   0
    Gain on sale of loans                                                    (66)               (105)
    Loans originated for sale, net of sales proceeds                      (1,294)              5,273
    Deferred loan fees, net                                                   44                 (40)
    Provision for loan losses                                                800                  48
    Employee stock ownership plan shares earned                               71                  82
    Change in assets and liabilities
      Accrued interest receivable                                            (92)                (91)
      Other assets                                                           (99)               (202)
      Accrued interest payable                                                12                 (11)
      Other liabilities                                                   (1,003)               (174)
                                                                        ------------------------------
Net cash from operating activities                                        (1,254)              5,694

Cash Flows from Investing Activities
Purchases of available-for-sale securities                                (2,442)             (3,476)
Proceeds from paydowns and maturities of
  available-for-sale securities                                            5,543               1,856
Sales of available-for-sale securities                                       804                   0
Purchase of Federal Home Loan Bank stock                                    (600)                (25)
Loans made to customers net of payments received                         (17,513)            (16,652)
Property and equipment expenditures                                         (615)                (38)
                                                                        ------------------------------
Net cash from investing activities                                       (14,823)            (18,335)

Cash Flows from Financing Activities
Net change in deposits                                                     4,387              13,844
Proceeds from Federal Home Loan Bank advances                             22,000              21,000
Payments on Federal Home Loan Bank advances                              (10,864)            (25,500)
Net change in advances from borrowers
   for taxes and insurance                                                    (4)                (22)
Payments on note payable                                                     (15)                (15)
Treasury Stock Purchased                                                  (1,665)               (313)
Cash dividends paid                                                          (72)               (153)
Stock options exercised                                                        0                   3
                                                                        ------------------------------
Net cash from financing activities                                        13,767               8,844

Net change in cash and equivalents                                        (2,310)             (3,797)
Cash and equivalents at January 1                                          7,795               9,798
                                                                        ------------------------------
Cash and equivalents at June 30                                           $5,485              $6,001
                                                                        ==============================

           See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        For the 6 months ended June 30,
                                                                             1996              1997
                                                                        ------------------------------
Cash Flows from Operating Activities
Net Income                                                                  $187               $719
Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization                                            130                 172
    Net amortization on securities                                            36                  23
    Gain on sale of securities                                                (9)                  0
    Writedown of loans held for sale                                          29                   0
    Gain on sale of loans                                                    (66)               (105)
    Loans originated for sale, net of sales proceeds                      (1,294)              5,273
    Deferred loan fees, net                                                   44                 (40)
    Provision for loan losses                                                800                  48
    Employee stock ownership plan shares earned                               71                  82
    Change in assets and liabilities
      Accrued interest receivable                                            (92)                (91)
      Other assets                                                           (99)               (202)
      Accrued interest payable                                                12                 (11)
      Other liabilities                                                   (1,003)               (174)
                                                                        ------------------------------
Net cash from operating activities                                        (1,254)              5,694

Cash Flows from Investing Activities
Purchases of available-for-sale securities                                (2,442)             (3,476)
Proceeds from paydowns and maturities of
  available-for-sale securities                                            5,543               1,856
Sales of available-for-sale securities                                       804                   0
Purchase of Federal Home Loan Bank stock                                    (600)                (25)
Loans made to customers net of payments received                         (17,513)            (16,652)
Property and equipment expenditures                                         (615)                (38)
                                                                        ------------------------------
Net cash from investing activities                                       (14,823)            (18,335)

Cash Flows from Financing Activities
Net change in deposits                                                     4,387              13,844
Proceeds from Federal Home Loan Bank advances                             22,000              21,000
Payments on Federal Home Loan Bank advances                              (10,864)            (25,500)
Net change in advances from borrowers
   for taxes and insurance                                                    (4)                (22)
Payments on note payable                                                     (15)                (15)
Treasury Stock Purchased                                                  (1,665)               (313)
Cash dividends paid                                                          (72)               (153)
Stock options exercised                                                        0                   3
                                                                        ------------------------------
Net cash from financing activities                                        13,767               8,844

Net change in cash and equivalents                                        (2,310)             (3,797)
Cash and equivalents at January 1                                          7,795               9,798
                                                                        ------------------------------
Cash and equivalents at June 30                                           $5,485              $6,001
                                                                        ==============================

           See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp. (the Company), its wholly owned subsidiary Lafayette Savings Bank, FSB (the Bank) and the Bank's wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. Lafayette Insurance and Investments, Inc. was formed December 30, 1996 and began operations in May of 1997. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 - Earnings per share

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. On June 30, 1997, a 5.00% stock dividend was paid to shareholders of record on June 3, 1997. This dividend resulted in the issuance of 44,792 shares with a value at the record date of $868,000. All share and per share data has been restated to reflect the effect of this dividend. The following table presents share data used to compute earnings per share.

                                                Quarter ended                    Year-to-date
                                                    June 30                         June 30
                                              1997         1996               1997         1996
                                              ----         ----               ----         ----

Weighted average shares outstanding         936,733       956,763           941,884       978,845

Shares used to compute
    earnings per share                      871,399       886,138           875,466       907,141

The options outstanding at June 30, 1997 were not dilutive.

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

Financial Condition

         Comparison of Financial Condition at June 30, 1997 and December 31,
1996.

         Total assets increased $9.5 million during the six months from December 31, 1996 to June 30, 1997. This increase was primarily due to a $16.6 million increase in the Company's loan portfolio offset by a $5.2 million decrease in the Company's loans held for sale as the Company continued its efforts to restructure its balance sheet by increasing the size of its higher-yielding multi-family, land and land development, construction, commercial real estate and commercial business loan and consumer loan portfolios. A $13.8 million increase in deposits was used to fund loan growth and to decrease borrowings from the Federal Home Loan Bank by $4.5 million. Non-performing loans decreased from $2.5 million at December 31, 1996 to $2.3 million at June 30, 1997. Non-performing loans at June 30, 1997 consisted of $2.1 million of purchased equipment leases, one single family residence and one credit card loan. Shareholders' equity increased from $16.8 million at December 31, 1996 to $17.2 million at June 30, 1997, an increase of $388,000 primarily due to $719,000 in net income partially offset by the repurchase of an additional $313,000 of the Company's stock as part of an ongoing 5.00% stock buy-back program and by $153,000 in cash dividends to shareholders.


Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 1996 and June 30, 1997.

         General. Net income for the six months ended June 30, 1997 was $719,000, an increase of $532,000 or 284.49% over net income of $187,000 for the six months ended June 30, 1996. This increase was due primarily to an $800,000 provision for loan losses in the second quarter of 1996 intended to proactively address the possibility of losses on $2.4 million in purchased equipment leases. Without this provision, net income for the first six months of 1996 would have been approximately $670,000, and 1997's year-to-date net income of $719,000 would represent an increase of $49,000 or 7.31%. This $49,000 increase was primarily due to a $350,000 increase in net interest income and a $103,000 increase in non- interest income in the first six months of 1997, offset by a $48,000 recurring provision for loan losses and a $309,000 increase in operating expenses. Net income for the second quarter of 1996 was ($156,000) due primarily to the $800,000 provision for loan losses in the second quarter of 1996, compared to $361,000 for the same period in 1997.

         Net Interest Income. Net interest income for the six months ended June 30, 1997 increased $350,000, or 12.52%, over the same period in 1996. Net interest income for the second quarter of 1997 similarly increased $228,000, or 16.55%, over the same period in 1996. These increases were primarily attributable to the success of management's continuing efforts to grow and restructure the Company's balance sheet by investing funds in higher-yielding loans, particularly commercial real estate and consumer loans, as opposed to the lower yielding securities portfolio. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased from 3.58% for the six months ended June 30, 1996 to 3.55% for the six months ended June 30, 1997. The decline in yield was offset by increased volume as average interest-earning assets increased from $156.2 million for the first six months of 1996 to $177.2 million for the six months of 1997. The interest rate spread for the first six months increased from 3.29% for 1996 to 3.37% for 1997.

         Interest income on loans increased $948,000 or 16.02% for the six months ended June 30, 1997 compared to the same six months in 1996, primarily the result of an increase of $20.6 million in average loans outstanding. This increase was primarily due to an active residential real estate market in 1997 due to continued relatively low interest rate environment and a strong local economy, and the ongoing success of the Company's focus on higher-yielding multi-family, land and land development, construction, commercial real estate and commercial business loan and consumer loan production. These higher-yielding portfolios increased from $62.2 million, or 39.07% of the total loan portfolio at December 31, 1996 to $69.0 million, or 40.42% of the total loan portfolio at June 30, 1997. This increase in volume was also augmented by an increase in the average yield on loans from 8.32% for the first six months of 1996 to 8.43% for the first six months of 1997, also a result of the loan portfolio restructuring. Both the net interest margin and the average yield on loans in 1997 were negatively impacted by the placement of the purchased equipment leases on non-accrual status effective April 1, 1996. Interest income on loans increased $513,000 for the second quarter of 1997 compared to the second quarter of 1996 due primarily to a $19.2 million increase in average loans.

         Interest earned on securities, money market investments and FHLB stock increased $4,000 for the six months ended June 30, 1997 compared to the same six months in 1996. This was the result of a very slight $386,000 increase in average investments offset by a slight decrease in the average yield from 7.17% in 1996 to 7.06% for 1997. Interest earned on these investments for the second quarter increased $22,000 due to a $2.3 million increase in average investments offset by a decrease in average yields from 6.33% to 5.96%.

         Interest expense for the six months ended June 30, 1997 increased $602,000 over the same period in 1996. This increase was primarily due to an increase of $24.0 million in average interest-bearing liabilities, consisting of an additional $12.2 million in the average balance of customer deposit accounts and a $11.8 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest-bearing liabilities increased from 4.84% for the first six months of 1996 to 4.86% for the first six months of 1997. Interest expense equipment expense. The increase in salaries and employee benefits, and occupancy and equipment expenses were incurred in connection with the opening of the Company's fourth branch in October of 1996.

         Income Tax Expense. The Company's income tax provision increased by $364,000 for the six months ended June 30, 1997 compared to the same period in 1996. This was primarily due to the increase in income before income taxes.

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

         The Bank is required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 5.0%. The Bank's internal policy for liquidity is approximately 8%. The Company's liquidity ratios at December 31, 1996 and June 30, 1997 were 7.31% and 10.02%, respectively.

         Capital Resources. Shareholders' equity totaled $17.2 million at June 30, 1997 compared to $16.8 million at December 31, 1996, an increase of $388,000 or 2.31%, primarily due to an increase in net income of $719,000 partially offset by a stock repurchase of $313,000 and cash dividends of $153,000. Federal regulations require the Bank to maintain certain minimum levels of regulatory capital. The regulations currently require tangible capital as defined by regulation to be at least 1.5% of total assets, as also defined by regulation, that core capital as defined be 3.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets as defined by regulations. At June 30, 1997 the Bank's capital ratios were as follows:

                                      Amount              Percent of
                                       (000)           applicable assets
                                    ------------------------------------
         Tangible capital             $15,779                  8.15%
         Requirement                    2,903                  1.50
                                      -------                  ----
         Excess                       $12,876                  6.65%
                                      =======                  ====


         Core capital                 $15,779                  8.15%
         Requirement                    5,806                  3.00
                                     --------                  ----
         Excess                      $  9,973                  5.15%
                                     ========                  ====


         Risk-based Capital          $ 16,573                 11.12%
         Requirement                   11,927                  8.00
                                     --------                 -----
         Excess                      $  4,646                  3.12%
                                     ========                 =====
increased $307,000 for the second quarter of 1997 over the same period in 1996 primarily due to a $23.3 million increase in average interest-bearing liabilities with no substantive change in the average rate for the three month period.

         Provision for Loan Losses. The Company establishes its provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, industry standards and using the services of a consultant to assist in the evaluation of its growing commercial loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. Based on this analysis, during the quarter ended June 30, 1996 the Company recorded an $800,000 provision for loan losses primarily in response to the situation involving Bennett Funding Group (Bennett) of Syracuse, New York through which the Company owned $2.4 million of equipment leases. On March 29, 1996, the Securities and Exchange Commission filed civil and criminal complaints against an officer of Bennett and shortly thereafter, Bennett sought Chapter 11 bankruptcy protection. The Company had been paid interest through March 31, 1996. The Company's $2.4 million investment is comprised of numerous small dollar equipment leases. A settlement involving the restructuring of these loans was reached during the second quarter of 1997 and resulted in a write down of $319,000 charged to the allowance for loan losses. Management continues to allocate $651,000 of the allowance to the remaining leases and loans to cover any potential losses in collecting on the outstanding leases. It is believed that this reserve allocation will be sufficient to cover any losses. In addition, the Company provided an additional $48,000 provision for loan losses during the first six months of 1997. In addition to the Bennett leases there were $197,000 of non-performing loans at June 30, 1997, consisting of one single family residence and a $5,000 credit card loan. The allowance for loan losses to total loans was 1.08% at December 31, 1996 and 0.85% at June 30, 1997. Non-performing loans totaled $2.5 million at December 31, 1996, representing 1.35% of total assets, and $2.3 million at June 30, 1997, representing 1.17% of total assets.

         Non-Interest Income. Non-interest income for the six months ended June 30, 1997 increased by $103,000, or 34.80%, over the same period in 1996. This was primarily due to a $24,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts, and a $68,000 increase in the gain on the sale of loans in the secondary market. This increase in the gain on the sale of loans resulted from the increased sales activity and the absence of a market value adjustment at June 30, 1997. On June 30, 1996, the Company held $2.3 million of fixed rate mortgage loans in its held for sale portfolio. The required adjustment to mark these loans to market, which is recorded as a component of non-interest expense, was ($28,000). There was no comparable adjustment needed at June 30, 1997. Non-interest income for the second quarter of 1997 increased by $58,000 over the same period in 1996, primarily due to a $14,000 increase in service charges and fees on transaction accounts and a $32,000 increase in the gain on the sale of loans in the secondary market.

         Non-Interest Expense. Non-interest expense for the six months ended June 30, 1997 increased $309,000 over the same period in 1996. The major components of this increase included a $171,000 increase in salaries and employee benefits and a $68,000 increase in occupancy and

                           PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS
         -----------------

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


Item 2.  CHANGES IN SECURITIES
         ---------------------

None to be reported.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

None to be reported.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         (a) On April 16, 1997, LSB Financial Corp. held its Annual Meeting of Stockholders ("Meeting").

         (b) The following directors were elected: John W. Corey, James A. Andrew, Philip W. Kemmer and John C. Shen by the following votes 705,726, 710,526, 706,001 and 704,296 respectively.

         (c) Stockholders of the Company voted on the following matter at the meeting.

                           Votes        Votes                         Broker
                            For         Against      Abstentions     Non-votes
                            ---         -------      -----------     ---------

Ratification of            715,027       1,025          3,567           -0-
the appointment
of Crowe, Chizek
and Company LLP
as auditors of the
Company for the
fiscal year ended
December 31, 1996.

Item 5. OTHER INFORMATION
        -----------------

None to be reported.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         (a)   Exhibits:

                  Exhibit 27 -  Financial Data Schedule


         (b)   Reports on Form 8-K

                  None to be reported.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            LSB FINANCIAL CORP.
                                               (Registrant)



Date   August 8, 1997                       /s/JOHN W. COREY
       ---------------------                ------------------------------
                                            John W. Corey, President
                                            (Principal Executive Officer)


Date   August 8, 1997                       /s/MARY JO DAVID
       ---------------------                ------------------------------
                                            Mary Jo David, Treasurer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number
------

    27            Financial Data Schedule