Form 10QSB
period 1997-09-30
LSB FINANCIAL CORP
filed 1997-11-06
CIK 930405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

             For the transition period from _______ to __________

                        Commission file number 0-25070.

                              LSB FINANCIAL CORP.
       (Exact Name of Small Business Issuer as Specified in its Charter)

           Indiana                                         35-1934975
  (State or other jurisdiction of                       (I. R. S. Employer
  Incorporation or organization)                        Identification No.)

     101 Main Street, Lafayette, Indiana                       47902
   (Address or principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

     Check whether the Issuer ( 1 ) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file Such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        CLASS                                 OUTSTANDING AT OCTOBER 31, 1997
        -----                                 -------------------------------
 Common stock, par value $.01 per share                  916,350

         Transitional Small Business Disclosure Format: YES[ ] NO [X]

                              LSB FINANCIAL CORP
                                     INDEX


PART I.               FINANCIAL INFORMATION  ................... ... . ...... .1
Item 1.               Financial Statements (Unaudited)  .......................1

Consolidated Statements of Financial Condition  .............................. 1
Consolidated Statements of Income...                  ........................ 2
Consolidated Statements of Changes in Shareholders' Equity.. ..................3
Consolidated Statements of Cash Flow ......................................... 4
Notes to (Consolidated Financial Statements................................  5-6

Item 2                Management's Discussion of Recent Operating Results.  7-11

PART II               OTHER INFORMATION.....................................  12

                      SIGNATURES............... ............................  13

                      EXHIBIT INDEX.........................................  14

                                    PART I

  Item 1                      LSB FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                                         December 31,          September 30,
                                                                                              1996                  1997
                                                                                      ---------------------------------------
                    Assets

                    Cash and cash equivalents                                              $9,798                  $6,994
                    Available-for-sale securities                                           6,546                   8,270
                    Loans held for sale                                                     6,230                     992
                    Total loans                                                           154,701                 176,239
                     Less: Allowance for loan losses                                       (1,715)                 (1,467)
                                                                                      ---------------------------------------
                      Net loans                                                           152,986                 174,772

                    Premises and equipment, net                                             4,570                   4,362
                    FHLB stock, at cost                                                     2,575                   2,600
                    Accrued interest receivable                                             1,006                   1,149
                    Other assets                                                              896                   1,127
                                                                                      ---------------------------------------
                     Total assets                                                        $184,607                 $200,266
                                                                                      =======================================
                    Liabilities and  Shareholders' Equity

                    Liabilities
                    Deposits                                                             $116,949                 $135,494
                    Advances from FHLB                                                     50,000                   46,500
                    Note payable                                                              220                      197
                    Accrued interest payable                                                  197                      178
                    Advances from borrowers for taxes and insurance                           178                      339
                    Accrued expenses and other liabilities                                    267                      268
                                                                                      ----------------------------------------
                     Total liabilities                                                    167,811                  182,976


                    Shareholders' Equity
                    Common stock                                                               11                        9
                    Additional paid-in-capital                                             10,143                    7,818
                    Retained earnings                                                      10,289                   10,321
                    Unearned ESOP shares                                                     (653)                    (591)
                    Unamortized cost of recognition and retention plan                       (332)                    (264)
                    Treasury stock, at cost                                                (2,629)                       0
                    Net unrealized loss on available-for-sale-securities                      (33)                      (3)
                                                                                      -----------------------------------------
                     Total shareholders' equity                                            16,796                   17,290
                                                                                      -----------------------------------------
                    Total liabilities and shareholders' equity                           $184,607                 $200,266
                                                                                      =========================================

                    Book value per share                                                   $18.72                   $20.24


          See accompanying notes to consolidated financial statements

                              LSB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                                                           Three months ended                 Nine months ended
                                                                              September 30,                     September 30,
                                                                         1996             1997             1996              1997
                                                                         --------------------------------------------------------
          Interest Income
           Loans, including related fees                                   $3,173       $3,702          $9,092           $10,569
           Available-for-sale securities                                      104          170             369               497
           FHLB stock                                                          83           54             241               154
                                                                         --------------------------------------------------------
            Total interest income                                           3,360        3,926           9,702            11,220

          Interest Expense
           Deposits                                                         1,339        1,540           3,966             4,395
           Borrowings                                                         605          726           1,525             2,020
                                                                         --------------------------------------------------------
            Total interest expense                                          1,944        2,266           5,491             6,415

          Net interest income                                               1,416        1,660           4,211             4,805
           Provision for loan losses                                            0           24             800                72
                                                                         --------------------------------------------------------
          Net interest income after provision for loan losses               1,416        1,636           3,411             4,733

          Noninterest Income
           Service charges and fees                                            79          120             243               308
           Net gain on mortgage loans originated for sale                      46           63              83               168
           Gain on sale of securities                                           0            0               9                 0
           Other income                                                        47           63             134               167
                                                                          -------------------------------------------------------
            Total noninterest income                                          172          246             469               643

          Noninterest Expense
           Salaries and benefits                                              519          603           1,533             1,788
           Occupancy and equipment, net                                       160          194             473               573
           FDIC insurance                                                       1            4               2                11
           Computer service                                                    65           60             185               186
           Advertising                                                         62           81             167               220
           Other                                                              227          253             680               730
                                                                           ------------------------------------------------------
            Total noninterest expense                                       1,034        1,195           3,040             3,508

          Income before income taxes                                          554          687             840             1,868
           Less: income taxes                                                 209          273             308               736
                                                                           ------------------------------------------------------
          Net income                                                         $345         $414            $532            $1,132
                                                                           ======================================================
          Fully diluted earnings per share (Note 4)                         $0.35        $0.46           $0.38             $1.25


              See accompanying notes to consolidated financial statements

                              LSB FINANCIAL CORP
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS'EQUITY
                            (Dollars in thousands)

                                                                                         Unamortized
                                                                                           Cost of
                                                      Additional                Unearned  Recognition
                                       Common          Paid-In       Retained    ESOP    and Retention
                                        Stock          Capital       Earnings    Shares     Plan
                                    -------------------------------------------------------------------
Balance at January 1996                    $11         $10,063         $9,626     ($739)    ($399)

Issuance of common stock for RRP                            22                                (22)
ESOP shares earned                                          40                       65
RRP expense                                                                                    67
Treasury stock acquired
Net income                                                                532
Change in net unrealized loss
Cash dividends paid                                                      (140)
                                    --------------------------------------------------------------------
  Balance at September 30, 1996            $11         $10,125        $10,018     ($674)    ($354)
                                    ====================================================================

Balance at January 1, 1997                 $11         $10,143        $10,289     ($653)    ($332)

Exercise of stock option                                     3
ESOP shares earned                                          65                       62
RRP expense                                                                                    68
Treasury stock acquired
Treasury stock retired                     (2)          (3,260)
Net income                                                              1,132
Change in unrealized loss
Cash dividends paid                                                      (233)
Stock dividends paid                                       867           (867)
                                     --------------------------------------------------------------------
Balance it September 30, 1997              $9           $7,818        $10,321     ($591)    ($264)
                                     ====================================================================


                                                       Unrealized
                                                       Gain/(Loss)
                                              Treasury   on AFS
                                               Stock    Securities        Total
                                          ----------------------------------------
                                              ($466)     ($28)        $18,368
Balance at January 1996                                                    $0

Issuance of common stock for RRP                                           $0
ESOP shares earned                                                       $105
RRP expense                                                               $67
Treasury stock acquired                      (1,885)                  ($1,885)
Net income                                                               $532
Change in net unrealized loss                             (31)           ($31)
Cash dividends paid                                                     ($140)
                                          ----------------------------------------
Balance at September 30, 1996               ($2,351)     ($59)        $16,716
                                          ========================================
Balance at January 1, 1997                  ($2,629)     ($33)        $16,796
Exercise of stock option                                                    3
ESOP shares earned                                                        127
RRP expense                                                                68
Treasury stock acquired                        (633)                     (633)
Treasury stock retired                        3,262                         0
Net income                                                              1,132
Change in unrealized loss                                  30              30
Cash dividends paid                                                      (233)
Stock dividends paid,                                                       0

                                          ---------------------------------------
Balance at September 30, 1997                    $0       ($3)        $17,290
                                          =======================================


          See accompanying notes to consolidated financial statements

                                         LSB FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)

                                                                   For the nine months ended September 30
                                                                           1996              1997
                                                                   --------------------------------------
    Cash Flows from Operating Activities
    Net Income                                                           $532                   $1,132
    Adjustments to reconcile net income to net
     cash from operating activities
       Depreciation and amortization                                      189                      260
       Net amortization on securities                                      45                       26
       Gain on sale of securities                                          (9)                       0
       Writedown of loans held for sale                                    25                        0
       Gain on sale of loans                                             (108)                    (168)
       Loans originated for sale, net of sales proceeds                  (343)                   5,406
       Deferred loan fees, net                                             45                      (50)
       Provision for loan losses                                          800                       72
       Employee stock ownership plan shares earned                        105                      127
       Change in assets and liabilities
        Accurued interest receivable                                      (93)                    (143)
        Other assets                                                      (61)                    (184)
        Accrued interest payable                                           26                      (19)
        Other liabilities                                                (878)                       1
                                                                   ---------------------------------------
    Net cash from operating activities                                    275                    6,460

    Cash Flows from Investing Activities
    Purchases of available-for-sale securities                         (2,442)                  (3,672)
    Proceeds from paydowns and maturities of
     available-for-sale securities                                      6,619                    1,973
    Sales of available-for-sale securities                                804                        0
    Purchase of Federal Home Loan Bank stock                             (775)                     (25)
    Loans made to customers net of payments received                  (24,066)                 (21,808)
    Property and equipment expenditures                                (1,088)                     (52)
                                                                   ---------------------------------------
    Net cash from investing activities                                (20,948)                 (23,584)

    Cash Flows from Financing Activities
    Net change in deposits                                              6,328                   18,545
    Proceeds from Federal Home Loan Bank advances                      34,000                   29,000
    Payments on Federal Home Loan Bank advances                       (19,364)                 (32,500)
    Net change in advances from borrowers
      for taxes and insurance                                             129                      161
    Payments on note payable                                              (22)                     (23)
    Treasury Stock, Purchased                                          (1,885)                    (633)
    Cash dividends paid                                                  (140)                    (233)
    Stock options exercised                                                 0                        3
                                                                   ---------------------------------------
    Net cash from financing activities                                 19,046                   14,320

    Net change in cash and equivalents                                 (1,627)                  (2,804)
    Cash and equivalents at January 1                                   7,795                    9,798
                                                                   ---------------------------------------
    Cash and equivalents at September 30                               $6,168                   $6,994
                                                                   =======================================

         See accompanying notes to consolidated financial statements

                              LSB FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

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

Note 3 - Earnings per Share

Earnings per share are based upon the weighted average number of shares outstanding during the period, adjusted for common stock equivalents. The stock options outstanding are considered common stock equivalents. Actual weighted average shares outstanding are increased by the number of shares issuable under the options, assuming full exercise, and reduced by the number of shares that could, hypothetically, be reacquired using the proceeds from the exercise of those options. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. The following table presents information about average shares outstanding, the number of shares used to compute earnings per share and the result of the computation:

                                             Quarter ended                 Year-to-date
                                             September 30                  September 30
                                             1997        1996                1997         1996
                                             ----        ----                ----         ----
Weighted average shares outstanding         857,360       892,047           869,911       932,468
(excluding unearned ESOP shares)

Shares used to compute fully diluted
    earnings per share                      890,879       900,103           903,430       940,524

Shares used to compute primary
      earnings per share                   881,834   895,459      891,782   935,956

Fully diluted earnings per share             $0.46     $0.38        $1.25     $0.56

Primary earnings per share                    0.47      0.39         1.27      0.57

        On June 30, 1997, a 5.00% stock dividend was paid to shareholders of record on June 3. 1997. This dividend resulted in the issuance of 44,792 shares with a value at the record date of $868,000. All share and per share data has been restated to reflect the effect of this dividend.


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

Item 2.

              MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Forward Looking Statements

        Except for the historical information contained herein, the matters discussed in this report may be deemed to be forward-looking statements that involve risks and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ include, but are not limited to, fluctuations in interest rates, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, the acceptance of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Companys's SEC reports, including the report on Form 10-K for the year ended December 31, 1996. These forward looking statements represent the Company's judgement as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Financial Condition

 Comparison of Financial Condition at September 30, 1997 and December 31, 1996.

        Total assets increased $15.7 million during the nine months from December 31, 1996 to September 30, 1997. A $21.8 million increase in the Company's loan portfolio was offset by a $5.2 million decrease in the Company's loans held for sale as the Company continued its efforts to restructure its balance sheet by increasing the size of its higher-yielding multi-family, land and land development, construction, commercial real estate and commercial business loan and consumer loan portfolios. An $18.5 million increase in deposits was used to fund loan growth and to decrease borrowings from the Federal Home Loan Bank by $3.5 million. Non-performing loans decreased from $2.5 million at December 31, 1996 to $2.1 million at September 30, 1997. Non-performing loans at September 30, 1997 consisted of $2.1 million of purchased equipment leases, one single family residence and one credit card loan. Shareholders' equity increased from $16.8 million at December 31, 1996 to $17.3 million at September 30, 1997, an increase of $494,000 which was primarily due to $1.1 million in net income offset by the repurchase of $633,000 of the Company's common stock which completed the Company's 5.00% stock repurchase program, and by $233,000 in cash dividends paid to shareholders.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 1996 and September 30, 1997.

      General. Net income for the nine months ended September 30, 1997 was $1.1 million, an increase of $600,000 or 112.78% over net income of $532,000 for the nine months ended September 30, 1996. This increase was due primarily to an $800,000 provision for loan losses recorded in 1996 to proactively address the possibility of losses on $2.4 million in purchased equipment leases. Without this provision, net income for the first nine months of 1996 would have been approximately $1.0 million, and 1997's year-to-date net income of $1.1 million would represent an increase of $112,000 or 10.98%. Net income for the third quarter of 1997 was $414,000 compared to $345,000 for the same period in 1996, an increase of $69,000 or 20%.

        Net Interest Income. Net interest income for the nine months ended September 30, 1997 was $4.8 million, an increase of $594,000, or 14.11%, over the same period in 1996. Net interest income for the third quarter of 1997 increased by $244,000, or 17.23%, over the same period in 1996. These increases were primarily attributable to the success of management's continuing efforts to grow and restructure the Company's balance sheet by investing funds in higher-yielding loans, particularly commercial real estate and consumer loans, as opposed to the lower-yielding investment securities. The Company's net interest margin (net interest income divided by average interest-earning assets) increased from 3.53% for the nine months ended September 30, 1996 to 3.55% for the nine months ended September 30, 1997. Average interest-earning assets increased from $159.1 million for the nine months of 1996 to $180.6 million for the nine months of 1997. The interest rate spread for the nine months increased from 3.26% for 1996 to 3.37% for 1997.

        Interest income on loans increased $1.5 million or 16.25% for the nine months ended September 30, 1997 compared to the same nine months in 1996, primarily the result of an increase of $20.5 million in average loans outstanding as well as an increase in the average yield on loans from 8.31% for the nine months of 1996 to 8.47% for the nine months of 1997. The increase in loan volume was primarily due to an active residential real estate market in 1997 due to a strong local economy, while the increase in yield was primarily due to the ongoing success of the Company's focus on higher-yielding loan products as discussed above. These higher-yielding portfolios increased from $62.2 million, or 39.07% of the total loan portfolio at December 31, 1996 to $73.1 million, or 41.62% of the total loan portfolio at September 30, 1997. Both the net interest margin and the average yield on loans in 1997 were negatively impacted by the placement of the purchased equipment leases on non-accrual status effective April 1, 1996. Interest income on loans increased $529,000 for the third quarter of 1997 compared to the third quarter of 1996 due primarily to a $20.2 million increase in average loans.

        Interest earned on securities, money market investments and FHLB stock increased $41,000 for the nine months ended September 30, 1997 compared to the same nine months in 1996. This was the result of a $997,000 increase in average investments offset by a slight decrease in the average yield from 6.14% in 1996 to 6.05% for 1997. Interest earned on these investments for the third quarter increased $37,000 due primarily to a $2.4 million increase in average outstanding balance of investments, and to a lesser extent by an increase in average yields from 6.33% to 6.39%.

        Interest expense for the nine months ended September 30, 1997 increased $924,000 over the same period in 1996. This increase was primarily due to an increase of $23.7 million in average interest-bearing liabilities, consisting of an additional $14.2 million in the average balance of customer deposit accounts and a $9.6 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest-bearing liabilities increased from 4.87% for the nine months of 1996 to 4.92% for the nine months of 1997. Interest expense increased $322,000 for the third quarter of 1997 over the same period in 1996 primarily due to a $23.2 million increase in average interest-bearing liabilities with no substantive change in the average rate for the three month period.

        Provision for Loan Losses. The Company establishes its provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing commercial loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. Based on this analysis, during the quarter ended June 30, 1996 the Company recorded an $800,000 provision for loan losses primarily in response to the situation involving the Bennett Funding Group (Bennett) of Syracuse, New York through which the Company owned $2.4 million of equipment leases. On March 29, 1996, the Securities and Exchange Commission filed civil and criminal complaints against an officer of Bennett and shortly thereafter, Bennett sought Chapter 11 bankruptcy protection. The Company had been paid interest through March 31, 1996. The Company's $2.4 million investment was comprised of numerous equipment leases. A settlement involving the restructuring of these loans was reached during the second quarter of 1997 and resulted in a write down of $319,000. Management continues to allocate $651,000 of the $1.2 million allowance to the remaining leases and the restructured loan to provide for potential losses. It is believed that this reserve allocation will be sufficient to cover any losses. In addition, the Company recorded a $72,000 provision for loan losses during the nine months of 1997 as a result of its analysis of the Company's current loan portfolios.

        In addition to the $2.1 million of Bennett leases there were $28,000 of non-performing loans at September 30, 1997, consisting of one single family residence and a $5,000 credit card loan. The allowance for loan losses to total loans was 1.08% at December 31, 1996 and 0.83% at September 30, 1997. The decline resulted primarily from the $319,000 charge off mentioned above. Nonperforming loans totaled $2.5 million at December 31, 1996, representing 1.35% of total assets, and $2.1 million at September 30, 1997, representing 1.05% of total assets.

        Non-Interest Income. Non-interest income for the nine months ended September 30, 1997 increased by $174,000, or 37.10%, over the same period in 1996. This increase was primarily due to a $65,000 increase in service charges and fees on deposit accounts resulting from an increased number of these accounts, and an $85,000 increase in the gain on the sale of loans in the secondary market. This increase in the gain on the sale of loans resulted from an $8.1 million increase in loans sold in the nine months of 1997 compared to the same period in 1996, and the absence of a market value adjustment at September 30, 1997. On September 30, 1996, the Company held $1.4 million of fixed rate mortgage loans in its held for sale portfolio. The required adjustment to mark these loans to market, which is recorded as a component of non-interest expense, was ($25,000). There was no comparable adjustment needed at September 30, 1997. Non-interest income for the third quarter of 1997 increased by $74,000 over the same period in 1996, primarily due to a $41,000 increase in service charges and fees on transaction accounts and a $16,000 increase in the gain on the sale of loans in the secondary market.

        Non-Interest Expense. Non-interest expense for the nine months ended September 30, 1997 increased $468,000 over the same period in 1996. The major components of this increase included a $255,000 increase in salaries and employee benefits and a $100,000 increase in occupancy and equipment expense. The increase in salaries and employee benefits, and occupancy and equipment expenses were primarily due to the staffing and occupancy cost of the Company's fourth branch which opened in October of 1996.

        Income Tax Expense. The Company's income tax provision increased by $428,000 for the nine months ended September 30, 1997 compared to the same period in 1996. This was primarily due to the increase in income before income taxes.

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

        The Bank is required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 5.0%. The Bank's internal policy for liquidity is approximately 8%. The Company's liquidity ratios at December 31, 1996 and September 30, 1997 were 7.31% and 8.53%, respectively.

        Capital Resources. Shareholders' equity totaled $17.3 million at September 30, 1997 compared to $16.8 million at December 31, 1996, an increase of $494,000 or 2.94%, primarily due to an increase in net income of $1.1 million, partially offset by the repurchase of $633,000 of Company stock and $233,000 of cash dividends paid to shareholders.

        Federal regulations require the Bank to maintain certain minimum levels of regulatory capital. The regulations currently require tangible capital of at least 1.5% of total assets, core capital of at least 3.0% of total assets, and risk based capital of at least 8.0% of risk-based assets, all as defined by regulations. At September 30, 1997 the Bank's capital ratios were as follows:

                                          Amount           Percent of
                                          (000)          applicable assets
                                          --------       -----------------
        Tangible capital                  $16,142            8.07%
        Requirement                         3,001            1.50
                                          -------            ----
        Excess                            $13,141            6.57%
                                          =======            =====

        Core capital                            $16,142            8.07%
        Requirement                               6,002            3.00
                                               --------            -----
        Excess                                  $10,140            5.07%
                                               ========            =====


        Risk-based Capital                      $17,201           11.48%
        Requirement                              11,986            8.00
                                               --------            -----
        Excess                                  $ 5,215            3.48%
                                               ========            =====

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



 Date   November 3, 1997                          /S/JOHN W. COREY
      ---------------------                       ------------------------------
                                                  John W. Corey, President
                                                  (Principal Executive Officer)


Date   November 3, 1997                           /S/MARY JO DAVID
      ---------------------                       ------------------------------
                                                  Mary Jo David, Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number
-------

    27         Financial Data Schedule