Form 10KSB
period 1997-12-31
LSB FINANCIAL CORP
filed 1998-03-31
CIK 930405

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1997

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

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $16.2 million in gross income for the year ended December 31, 1997.

         As of March 20, 1998, there were issued and outstanding 916,350 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of March 20, 1998, was approximately $19.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form 10-KSB--1997 Annual Report to Stockholders.
         PART III of Form 10-KSB--Proxy Statement for the 1998 Annual Meeting of Stockholders.

================================================================================

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

         LSB has been, and intends to continue to be, a community-oriented financial institution. The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one-to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. The Company currently serves Tippecanoe County, Indiana (the "primary market area") through its three retail banking offices. At December 31, 1997, LSB had total assets of $206.6 million, deposits of $137.7 million and shareholders' equity of $17.7 million.

         The Company's revenues are derived principally from interest on mortgage and other loans and interest on securities.

         Since the Bank, unlike most savings associations, is insured by the BIF, it was not subject to the federal legislation passed on September 30, 1996, requiring virtually all SAIF-insured institutions to pay a one-time special assessment. See "Regulation - Insurance of Accounts and Regulation by the FDIC."

         The executive offices of the Company are located at 101 Main Street, Lafayette, Indiana 47902. Its telephone number at that address is (765) 742-1064.

Lending Activities

         General. The principal lending activity of the Company is the origination of conventional mortgage loans for the purpose of purchasing, constructing, or refinancing owner-occupied one- to four-family residential real estate located in the Company's primary market area. The Company also originates non-owner occupied one- to four-family residential, multi-family and land development, commercial real estate, consumer and commercial business loans.

         In the mid 1980's, the Company began originating adjustable rate mortgages ("ARMs") for retention in its portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long term, fixed-rate loans. As a result of continued consumer demand for long-term, fixed rate loans, the Company has continued to originate such loans. LSB underwrites these mortgage loans utilizing secondary market guidelines allowing them to be saleable, without recourse, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). The sale of such loans results in additional short-term income and improves the Company's interest rate risk position. The Company generally retains servicing rights on loans sold in the secondary market. Furthermore, in order to limit its potential exposure to increasing interest rates caused by its traditional emphasis on originating single family mortgage loans, the Company has diversified its portfolio by increasing its emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate, land development, construction, business and consumer loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders filed as Exhibit 13 hereto ("Annual Report").

         Loan officers and certain executive officers of the Company have approval authority on loans depending on the type and amount of the loan. All owner-occupied residential loans greater than $200,000 and all non-owner occupied residential loans and commercial business loans of $350,000 or more must be approved by the loan committee of the Board of Directors. Any loan or aggregate of loans to one borrower of $1 million or more must be approved by a majority of the full Board of Directors.

         At December 31, 1997, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was $2.7 million. The Bank's largest lending relationship to a single borrower or a group of related borrowers totaled $2.2 million at December 31, 1997, consisting of multiple loans to a single borrower secured by multi-family dwellings used as student housing. The second largest lending relationship to a single borrower or a group of related borrowers totaled $2.1 million, consisting of multiple loans to a single borrower secured by one- to four-family and multi-family rental properties. The third largest lending relationship to a single borrower or a group of related borrowers totaled $2.1 million, consisting of multiple loans to a single borrower secured by one- to four-family and multi-family rental properties and commercial real estate. All of these loans were performing in accordance with their terms at December 31, 1997. At December 31, 1997, the Company had 27 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $1.0 million, all of which were performing in accordance with their repayment terms.

         Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company's loan portfolio (including loans held for sale) in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                          December 31,
                                                     1993                     1994                       1995
                                               -----------------        ------------------         -----------------
                                               Amount   Percent         Amount    Percent          Amount   Percent
                                               ------- ---------        -------  ---------         ------   --------
                                                                         (Dollars in Thousands)

Real Estate Loans
 One-to four-family..................          $60,229   74.89%         $69,139    68.53%        $ 86,231       62.40%
 Multi-family........................            5,972    7.43            7,643     7.58           12,044        8.72
 Commercial..........................            5,565    6.92           10,712    10.62           15,034       10.88
 Land and land development ..........            2,153    2.68            2,915     2.89            3,880        2.81
 Construction .......................            1,959    2.44            3,251     3.22           10,379        7.51
                                                 -----   -----            -----     ----           ------       -----
   Total Real Estate Loans...........           75,878   94.36           93,660    92.84          127,568       92.32
                                                ------   -----           ------    -----          -------       -----

Other Loans

 Consumer loans:
  Home Equity .......................            2,523    3.14            3,393    3.36             4,124         2.98
  Home improvement ..................              122    0.15              184    0.18                53         0.04
  Automobile ........................              396    0.49              380    0.38               794         0.57
  Deposit account ...................               42    0.05              330    0.33               144         0.10
  Other..............................              526    0.64              333    0.32               933         0.68
                                                   ---    ----              ---    ----               ---        -----
     Total consumer loans............            3,609    4.47            4,620    4.57             6,048         4.37
 Commercial business loans...........              939    1.17            2,614    2.59             4,570      3.31
                                                   ---    ----            -----    ----             -----    ---------
   Total other loans.................            4,548    5.64            7,234    7.16            10,618      7.68
                                                 -----    ----            -----    ----            ------      -------
      Total loans....................           80,426   00.00%         100,894  100.00%          138,186      100.00%
                                                ------   ======         -------  ======           -------      =======

Less:
  Loans in process...................            1,125                    1,095                     4,516
  Deferred fees and discounts........              221                      271                       315
  Allowance for losses...............              922                      926                       922
                                                   ---                      ---                       ---
    Total loans receivable, net......          $78,158                  $98,602                  $132,433
                                               =======                  =======                  ========

                        [RESTUBBED FORM PRECEDING TABLE]

                                                                 December 31,
                                               ---------------------------------------------
                                                      1996                       1997
                                               ------------------         ------------------
                                               Amount    Percent          Amount     Percent
                                               -------  ---------         -------   --------


Real Estate Loans
 One-to four-family..................          $96,987       57.72%     $104,416       56.39%
 Multi-family........................           19,610       11.67        20,382       11.01
 Commercial..........................           19,032       11.33        20,888       11.28
 Land and land development. . . . . .            3,334        1.98         6,020        3.25
 Construction . . . . . . . . . . . . . . .     14,447        8.60        14,326        7.74
                                                ------       -----       -------       -----
   Total Real Estate Loans...........          153,410       91.30       166,032       89.67
                                              -------        -----       -------       -----

Other Loans

 Consumer loans:
  Home Equity . . . . . . . . . . .              7,415       4.41         10,012        5.41
  Home improvement . . . . . .                     212       0.13            140        0.08
  Automobile . . . . . . . . . . . .               792       0.47          1,633        0.88
  Deposit account . . . . . . . . .                238       0.14            165        0.09
  Other . . . . . . . . . . . . . . . . .        1,151       0.68          1,348        0.73
                                                 -----       ----        -------        ----
     Total consumer loans. . . .                 9,808       5.83         13,298        7.19
 Commercial business loans. .                    4,825       2.87          5,823        3.14
                                                 -----       ----        -------        ----
   Total other loans . . . . . . . .            14,633       8.70         19,121       10.33
                                                ------       ----        -------       -----
      Total loans . . . . . . . . . . .        168,043     100.00%       185,153      100.00%
                                               -------     =======       -------      =======

Less:
  Loans in process . . . . . . . . .             6,755                     4,859
  Deferred fees and discounts.                     357                       284
  Allowance for losses . . . . . .               1,715                     1,478
                                                 -----                    ------
    Total loans receivable, net.              $159,216                  $178,532
                                              ========                  ========

                  The following table shows the composition of the Company's loan portfolio (including loans held for sale) by fixed- and adjustable-rate at the dates indicated.


                                                                                  December 31,
                                                        1993                         1994                        1995
                                               -----------------------     ------------------------    ------------------------
                                               Amount         Percent      Amount          Percent     Amount          Percent
                                               -------       ---------     -------        ---------    ------         ---------
                                                                         (Dollars in Thousands)

Fixed-Rate Loans:
 Real estate:
  One- to four-family(1).............          $29,473          36.65%     $32,212           31.93%    $ 41,222          29.83%
  Multi-family.......................              474           0.59           56            0.06          457           0.33
  Commercial.........................            1,318           1.64        2,532            2.51        2,096           1.52
  Construction.......................            1,959           2.44        3,251            3.22       10,379           7.51
  Land and land development..........            1,103           1.37         ---             ---          ---            ---
                                               -------          -----      -------           -----     --------          -----
   Total Real Estate Loans...........           34,327          42.69       38,051          37.721       54,154          39.19
  Consumer...........................            1,086           1.35        1,063            1.05        1,619           1.17
  Commercial business................              642           0.80        2,012            1.99        4,570           3.31
                                               -------          -----      -------           -----     --------          -----
    Total fixed-rate loans...........           36,055          44.84       41.126           40.76       60,343          43.67
                                               -------          -----      -------           -----     --------          -----

Adjustable-Rate Loans:
 Real estate:
  One- to four-family................           30,756          38.24       36,927           36.60       45,009          32.57
  Multi-family.......................            5,498           6.84        7,587            7.52       11,587           8.39
  Commercial.........................            4,247           5.28        8,180            8.11       12,938           9.36
  Construction.......................              ---          ---            ---            ---          ---            ---
  Land and land development..........            1,050           1.35        2,915            2.89        3,880           2.81
                                               -------          -----      -------           -----     --------          -----
   Total Real Estate Loans...........           41,551          51.67       55,609           55.12       73,414          53.13
  Consumer...........................            2,523           3.14        3,557            3.52        4,429           3.20
  Commercial business................              297           0.35          602            0.60         ---            ---
                                               -------          -----      -------           -----     --------          -----
    Total adjustable-rate loans......           44,371          55.16       59.768           59.24       77,843          56.33
                                               -------          -----      -------           -----     --------          -----
    Total loans......................           80,426         100.00%     100,894          100.00%     138,186         100.00%
                                               -------         =======     -------          =======    --------         =======

Less:
  Loans in process...................            1,125                       1,095                        4,516
  Deferred fees and discounts........              221                         271                          315
  Allowance for losses...............              922                         926                          922
                                                   ---                         ---                          ---
    Total loans receivable, net......          $78,158                     $98,602                     $132,433
                                               =======                     =======                     ========

                        [RESTUBBED FROM PRECEDING TABLE]

                                                                 December 31,
                                               ---------------------------------------------
                                                     1996                       1997
                                               ------------------         ------------------
                                               Amount    Percent          Amount     Percent
                                               -------  ---------         -------   --------


Fixed-Rate Loans:
 Real estate:
  One- to four-family(1).............          $48,204    28.69%         $ 46,036     24.86%
  Multi-family.......................              401     0.24               857      0.46
  Commercial.........................            2,791     1.66             1,107      0.60
  Construction.......................           14,447     8.60            14,326      7.74
  Land and land development..........              762     0.45             1,197      0.65
                                                 -----     ----            ------     -----
   Total Real Estate Loans...........           66,605    39.64            63,523     34.31
  Consumer...........................            2,393     1.42             2,738      1.48
  Commercial business................            4,103     2.44             5,131      2.77
                                                 -----     ----             -----     -----
    Total fixed-rate loans...........           73,101    43.50            71,392     38.56
                                                ------    -----            ------     -----

Adjustable-Rate Loans:
 Real estate:
  One- to four-family................           48,783    29.03            58,380     31.53
  Multi-family.......................           19,209    11.43            19,525     10.55
  Commercial.........................           16,241     9.66            19,781     10.68
  Construction.......................              ---    -----            ------     -----
  Land and land development..........            2,572     1.54             4,823      2.60
                                                 -----    -----            ------     -----
   Total Real Estate Loans...........           86,805    51.66           102,509     55.36
  Consumer...........................            7,415     4.41            10,560      5.70
  Commercial business................              722     0.43               692      0.38
                                                 -----    -----             -----     -----
    Total adjustable-rate loans......           94,942    56.50           113,761     61.44
                                                ------    -----           -------     -----
    Total loans......................          168,043   100.00%          185,153    100.00%
                                               -------   =======          -------    =======

Less:
  Loans in process...................            6,755                      4,859
  Deferred fees and discounts........              357                        284
  Allowance for losses...............            1,715                      1,478
                                                 -----                      -----
    Total loans receivable, net......         $159,216                   $178,532
                                              ========                   ========


-------------

(1) Includes $7.0, $14.7 million and $17.3 million of loans at December 31, 1995, 1996 and 1997, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to an adjustable rate of interest for the remaining term of the loan.

    The following schedule illustrates the maturities of the Company's loan portfolio at December 31, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.




                                                           Real Estate
                         -----------------------------------------------------------------------------
                                                       Multi-family and          Construction, Land
                           One- to Four-Family           Commercial             and Land Development
                         ---------------------      --------------------       -----------------------
                                        Weighted                 Weighted                     Weighted
                                        Average                   Average                      Average
                          Amount         Rate        Amount        Rate         Amount           Rate
                         --------       ------      --------      ------       --------         ------
                                                     (Dollars in Thousands)

    Due During
   Years Ending
   December 31,

1998(1) ..........      $  2,971         8.51%      $    931         9.59%      $  7,861          9.18%
1999 .............           442         8.73            642         8.61          1,790          8.74
2000 .............           418         8.16            500         9.34             38          8.55
2001 and 2002 ....         3,104         8.12            981         7.88            110          8.68
2003 to 2007 .....         8,499         8.32          1,586         8.80             17         11.00
2008 to 2017 .....        22,594         8.13         25,857         8.76            355          8.25
2018 and following        66,388         7.89         10,773         8.66         10,175          8.25
                        --------                    --------                    --------
 TOTAL ...........      $104,416         8.01%      $ 41,270         8.74%      $ 20,346          8.66%
                        ========                    ========                    ========

                    [RESTUBBED FROM TABLE ABOVE] Real Estate

                                                          Commercial
                               Consumer                    Business                   Total
                        ---------------------      ---------------------       --------------------

                                      Weighted                   Weighted                    Weighted
                                       Average                    Average                     Average
                         Amount         Rate        Amount         Rate         Amount         Rate
                        --------       ------      --------       ------       --------       -----
                                                  (Dollars in Thousands)

    Due During
   Years Ending
   December 31,

1998(1) ..........      $    619         10.91%   $  2,182         10.09%      $ 14,564         9.28%
1999 .............           484         11.40         782          9.65          4,140         7.64
2000 .............         1,913          9.00       1,679          2.50          4,548         6.56
2001 and 2002 ....         8,851          8.96         983          9.07         14,029         8.70
2003 to 2007 .....         1,431          9.99         --            --          11,533         8.60
2008 to 2017 .....          --             --          197          8.75         49,003         8.46
2018 and following          --             --          --            --          87,336         8.03
                        --------                   -------                     --------
 TOTAL ...........      $ 13,298          9.25%    $ 5,823          6.51%      $185,153         8.28%
                        ========                   =======                     ========


----------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.


    The total amount of loans due to mature after December 31, 1998 which have predetermined interest rates is $64.0 million, and which have adjustable or renegotiable interest rates is $106.6 million.

One- to Four-Family Residential Real Estate Lending

    The Company focuses its lending program on the origination of permanent loans secured by mortgages on owner-occupied, one- to four-family residences. The Company also originates loans secured by nonowner-occupied, one- to four-family residences. At December 31, 1997, $104.4 million, or 56.39% of the Company's total loan portfolio consisted of permanent loans secured by one- to four-family residences. Substantially all of these loans were secured by properties located in the Company's primary market area. The Company originates a variety of residential loans, including conventional 15 and 30 year fixed-rate loans, fixed-rate loans convertible to ARMs, ARMs and balloon loans.

    The Company's one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the ARMs originated by the Company are subject to adjustment at one, three or five year intervals. The Company's ARM products generally carry interest rates which are reset to a stated margin over the weekly average of the one, three or five year U.S. Treasury rates. Increases or decreases in the interest rate of the Company's one-year ARMs are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year ARMs are limited to a 3% adjustment cap with a 5% lifetime interest rate cap over the initial rate. The Company's one-year ARMs may be convertible into fixed-rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on the Company's ARMs may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for the Company's one-year ARMS and at the initial interest rate for the Company's three-year and five-year ARMs. At December 31, 1997, the total balance of one- to four- family ARMs was $58.4 million, or 31.53% of the Company's gross loan portfolio. The Company generally retains ARMs in its portfolio pursuant to its asset/liability management strategy. Three-year and five-year ARMs represented $52.8 million and one-year ARMs represented $5.6 million of the Company's total ARMs at December 31, 1997.

    The Company also offers fixed-rate mortgage loans to owner occupants with maturities up to 30 years and which conform to FHLMC standards. LSB currently sells in the secondary market the majority of long-term, conforming, fixed-rate loans with terms over 15 years it originates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report. Interest rates charged on these fixed-rate loans are priced on a daily basis in accordance with FHLMC pricing standards. These loans do not include prepayment penalties.

    In 1995, the Company expanded its product line to better compete for residential mortgage loan customers by offering 30 year, fixed-rate mortgage loans which, after five or seven years convert to the Company's standard one-year ARM for the remainder of the term. The Company had $17.3 million in five-year and seven-year convertible residential mortgage loans at December 31, 1997 (currently categorized by the Company as fixed-rate loans).

    The Company had $36.1 million in nonowner-occupied one- to four-family residential loans at December 31, 1997. These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. The Company offers fixed-rate, adjustable-rate and convertible rate loans, with terms of up to 30 years.

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

Multi-Family and Commercial Real Estate Lending

    LSB originates permanent loans secured by multi-family and commercial real estate. At December 31, 1997, the Company's multi-family and commercial real estate loan portfolio totaled $41.3 million, or 22.29% of the Company's total loan portfolio, compared to $38.6 million and $27.1 million, or 23.00% and 19.60%, at December 31, 1996 and 1995, respectively. The increase in the commercial and multi-family loan portfolio is due to the hiring during 1994 of an experienced commercial loan officer to further develop this portfolio.

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

Construction, Land and Land Development Lending

    The Company makes construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 1997, substantially all of these loans were secured by property located within the Company's primary market area. At December 31, 1997, the Company had $14.3 million in construction loans outstanding, representing 7.74% of the Company's total loan portfolio.

    Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed-rate loans, with interest rates higher than those offered on one-to four-family loans by the Company. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1997, the Company had $4.1 million of construction loans to borrowers intending to live in the properties upon completion of construction.

    Construction loans to builders of one- to four-family residences have terms of six to eight months and require the payment of interest only at a fixed-rate for the loan term. The Company limits builders to one home at a time but would consider requests for more than one if the homes are presold. At December 31, 1997, the Company had $3.1 million of construction loans to builders of one- to four-family residences.

    Construction loans are made to builders of multi-family dwellings and commercial projects with terms up to one year and requiring payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of the Company's permanent commercial loan products at the end of the construction phase. At December 31, 1997, the Company had $7.2 million of loans to finance the construction of multi-family dwellings and commercial projects.

    The Company also makes loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to the Company's base rate which is determined by a rate survey of a cross section of local banks. The maximum loan to value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 1997, the Company had $5.3 million of development loans to builders. The Company also makes a limited number of land acquisition loans. At December 31, 1997, the Company had $714,000 in loans secured by land.

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

    At December 31, 1997, the Company's largest construction and development loan was a development loan for a small commercial subdivision for $1.2 million. The Company had no non-performing construction loans at December 31, 1997.

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

Consumer Lending

    The Company originates a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. At December 31, 1997, consumer loans totaled $13.3 million or 7.19% of total loans outstanding.

    Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $10.0 million or 5.41% of the total loan portfolio at December 31, 1997. The Company is currently offering a revolving line of credit home equity loan on which the total commitment amount may not exceed 95% of the appraised value of the property, with a five year term and minimum monthly payment requirement of interest due only. At December 31, 1997, the Company had $9.3 million of unused credit available under its home equity line of credit program.

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

Commercial Business Lending

    At December 31, 1997, $5.8 million or 3.14% of the Company's total loans were comprised of commercial business loans. LSB's current commercial business lending activities encompass predominantly unsecured lines of credit and purchased leases secured by small business equipment such as copy and facsimile machines. At December 31, 1997, the Company had $2.1 million of loans secured by purchased leases through Bennett Funding Group ("Bennett"). See " - NonPerforming Assets - Non-Accruing Loans." At December 31, 1997, the Company had $523,000 of unsecured lines of credit outstanding with $252,000 of unused credit available. During the early part of 1994, the Company hired an experienced commercial loan officer to develop this area of lending, as well as its commercial real estate portfolio. At December 31, 1997, the Company's commercial business loans totaled $3.7 million compared to $2.4 million at December 31, 1996 (excluding Bennett). The Company intends to continue to increase its portfolio of commercial business loans.

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

    When loans are sold, the Company retains the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The Company services for others mortgage loans that it originated and sold amounting to $51.7 million at December 31, 1997.

    The Company purchases a limited amount of participation interests in real estate loans from other financial institutions outside its primary market area. The Company currently has loan participations in Michigan and Illinois. The Company carefully reviews and underwrites all loans to be purchased to insure that they meet the Company's underwriting standards.

    In periods of rising interest rates, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related operating earnings. In addition, the Company's ability to sell loans may substantially decrease as potential buyers reduce their purchasing activities.

    The following table shows the loan and mortgage-backed security origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                                        Year Ended December 31,
                                                                -------------------------------------
                                                                    1995           1996         1997
                                                                  ---------      --------     -------
                                                                           (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family...........................     $ 17,535       $15,050      $15,055
                - multi-family................................        5,544         7,872        3,249
                - commercial..................................        4,787         3,690        2,944
                - construction, land and land development.....        1,710            48        2,644
  Non-real estate - consumer..................................        1,704         4,909        6,244
                - commercial business.........................          ---           375          ---
                                                                   --------      --------      -------
         Total adjustable-rate................................       31,280        31,944       30,136
                                                                   --------      --------      -------
 Fixed-rate:
  Real estate - one- to four-family(1)........................       18,009        21,538       23,384
                - multi-family................................          ---           344          ---
                - commercial..................................           30           878          706
                - construction, land and land development.....       14,661        14,117       17,986
  Non-real estate - consumer..................................        1,282         3,111        3,194
                - commercial business.........................        3,565         5,778        2,877
                                                                   --------      --------      -------
         Total fixed-rate.....................................       37,547        45,766       48,147
                                                                   --------      --------      -------
         Total loans originated...............................       68,827        77,710       78,283
                                                                   --------      --------      -------

Purchases:
  Real estate - one- to four-family...........................          ---           406          180
                - multi-family................................          550           ---          ---
                - commercial..................................          416            51          ---
  Non-real estate - consumer..................................          ---           ---          ---
                - commercial business.........................          ---           ---          ---
                                                                   --------      --------      -------
         Total loans purchased................................          966           457          180
                                                                   --------      --------      -------
  Mortgage-backed securities (excluding
   REMICs and CMOs)...........................................          ---           ---          ---
  REMICs and CMOs.............................................          ---           ---          ---
                                                                   --------      --------      -------
         Total mortgage-backed securities
          purchased...........................................          ---           ---         ---
                                                                   --------      --------      -------
         Total purchases......................................          966           457          180
                                                                   --------      --------      -------
Sales and Repayments:
  Real estate - one- to four-family...........................        7,748        14,288       20,199
                - multi-family................................          ---           ---          ---
                - commercial..................................          225           ---          ---
 Non-real estate - consumer...................................          ---           ---          ---
                - commercial business.........................          ---           ---          ---
                                                                   --------      --------      -------
         Total loans sold.....................................        7,973        14,288       20,199
  Principal repayments........................................       28,301        37,062       38,883
                                                                   --------      --------      -------
         Total loans sold and repayments......................       36,274        51,350       59,082
 Mortgage-backed securities:
  Principal repayments........................................          714           738          574
Increase (decrease) in other items, net.......................          249           (34)         (65)
                                                                   --------      --------      -------
         Net increase.........................................     $ 33,054      $ 26,045      $18,742
                                                                   ========      ========      =======

-------------

(1) Includes $8.4 million, $6.8 million and $4.0 million of loans originated during 1995, 1996 and 1997, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to an adjustable rate of interest for the remaining term of the loan.

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

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1997, in dollar amounts and as a percentage of each category of the Company's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.




                                                                 Loans Delinquent For:
                                          60-89 Days                90 Days and Over          Total Delinquent Loans
                                ---------------------------   ---------------------------   ---------------------------
                                                    Percent                       Percent                      Percent
                                                    of Loan                       of Loan                      of Loan
                                Number     Amount  Category   Number     Amount  Category    Number   Amount   Category
                                ------     ------  --------   ------     ------  --------    ------   ------   --------
                                                                  (Dollars in Thousands)
Real Estate:
One- to four-family........          5       $250    0.24%       1       $  23      0.02%       6      $ 273     0.26%
Consumer..................           1         15    0.11      ---         ---      ---         1         15     0.11
Commercial business........        ---        ---     ---        1         671     11.52        1        671    11.52
                                   ---     ------              ---        ----                ---      -----
     Total                           6       $265    0.14        2        $694      0.37        8      $ 959     0.52
                                   ===       ====               ==        ====                 ==      =====

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets. Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. Non-accruing loans at December 31, 1997 include a $1.4 million troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate or with a maturity less than that customary in the Company's market) related to the Bennett leases. Foreclosed assets include assets acquired in settlement of loans. The loan amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."



                                                                               December 31,
                                                  ---------------------------------------------------------------------
                                                    1993           1994            1995           1996           1997
                                                  --------       --------       ----------      --------       --------

                                                                       (Dollars in Thousands)

Non-accruing loans:
  One- to four-family ......................      $     39       $     39       $     --        $     93       $     23
  Consumer .................................             7              6             --            --             --
  Commercial business ......................          --             --               --           2,391          2,071(1)
                                                                 --------       ----------      --------       --------
       Total ...............................            46             45             --           2,484          2,094
                                                  --------       --------       ----------      --------       --------

Accruing loans delinquent more than 90 days:
  One- to four-family ......................            21           --               --            --             --
                                                  --------       --------       ----------      --------       --------
     Total .................................            21           --               --            --             --
                                                  --------       --------       ----------      --------       --------


Total non-performing assets ................      $     67       $     45       $     --        $  2,484       $  2,094
                                                  ========       ========       ==========      ========       ========
Total as a percentage of total assets ......          0.21%          0.06%            0.04%         1.35%          1.01%
                                                  ========       ========       ==========      ========       ========

Total assets ...............................      $110,697       $124,339       $  158,973      $184,607       $206,584
                                                  ========       ========       ==========      ========       ========

--------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 1996 and December 31, 1997 - Provision for Loan Losses" in the Annual Report for a discussion on Bennett.

         For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $185,000, none of which was included in interest income.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 1997, the Bank had classified $2.0 million of its loans as substandard, $671,000 as doubtful and none as loss. At December 31, 1997, the Bank had designated $1.1 million in loans as special mention.

         Other Loans of Concern. Included in other loans of concern are certain potential problem loans which are classified as substandard or have been categorized as special mention that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. Such potential problem loans consist primarily of (I) a single family residence and a multi-family residential rental property to a single borrower with outstanding balances of $346,000 at December 31, 1997, to which management has concerns as to the cash flow of the borrower;
(ii) multiple loans to a single borrower secured by a retail store and the personal residence of the borrower with an outstanding balance of $274,000 at December 31, 1997 (which was restructured during 1988 whereby interest past due was written as a separate note due and payable when the borrower's other outstanding debt has been paid off), where the retail store is experiencing cash flow problems; (iii) multiple loans to a single borrower secured by one- to four-family residential rental property and a multi-family residential rental property with an outstanding balance of $287,000 at December 31, 1997, where management has concerns about the cash flow of the borrower; and (iv) multiple loans to a single borrower, partially secured by a residence and equipment, with an outstanding balance of $196,000 at December 31, 1997, where management has concerns about the viability of the underlying business. The majority of the remaining classified assets are single loans to borrowers for residential property.

         Allowance for Loan Losses. The Company establishes an allowance for loan losses based on a systematic analysis of risk factors in the loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, industry standards and other factors. Because the Company has had only nominal loan losses during its recent past, management also considers the loss experience of similar portfolios in comparable lending markets as well as using the services of a consultant to assist in the evaluation of its growing commercial real estate and business loan portfolios. Management's analysis results in the allocation of allowance amounts to each loan type. Although, management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses."

         The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                   Year Ended December
                                            ------------------------------------------------------------
                                             1993          1994          1995         1996         1997
                                            ------        ------        ------       ------       ------
                                                                 (Dollars in Thousands)

Balance at beginning of period .......      $  916        $  922        $  926       $  922       $1,715

Charge-offs:
  Consumer ...........................           2             0             6            7            3
  Commercial business ................           0             0             0            0          319
                                            ------        ------        ------       ------       ------
     Total Charge-offs ...............           2             0             6            7          322
                                            ------        ------        ------       ------       ------
Recoveries:
  One- to four-family ................           0            15             0            0           11
  Consumer ...........................           4             4             2            0            2
  Commercial business ................           4             0             0            0            0
                                            ------        ------        ------       ------       ------
     Total recoveries ................           8            19             2            0           13
                                            ------        ------        ------       ------       ------

Net charge-offs (recoveries) .........          (6)          (19)            4            7          309
Additions charged to operations ......           0           (15)            0          800           72
                                            ------        ------        ------       ------       ------
Balance at end of period .............      $  922        $  926        $  922       $1,715       $1,478
                                            ======        ======        ======       ======       ======

Net charge-offs to average loans .....       (0.01%)       (0.02%)        --           --           0.18%
outstanding

Allowance for loan losses to non-           1376.1%       2057.7%         --           69.0%        70.6%
performing loans......................

Allowance for loan losses to net              1.17%         0.94%         0.70%        1.08%        0.83%
loans at end of period................

         The allocation of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                    December 31,
                          ---------------------- -------------------------------- --------- ----------------------------------
                                          1993                            1994                                  1995
                          ---------------------- -------------------------------- --------------------------------------------
                                                  Percent                          Percent                         Percent
                                                  of Loans                        of Loans                         of Loans
                             Amount      Loan     in Each     Amount      Loan     in Each     Amount      Loan    in Each
                               of      Amounts    Category      of      Amounts   Category       of      Amounts   Category
                           Loan Loss      by      to Total  Loan Loss      by     to Total   Loan Loss      by     to Total
                           Allowance   Category     Loans   Allowance   Category    Loans    Allowance   Category    Loans
                           ---------   --------    ------   ---------   --------   ------    ---------   --------   ------



Real estate:
  One- to four-family.....  $ 138    $ 60,229      74.89%      $ 221    $ 69,139    68.53%      $ 262    $ 86,231     62.40%
  Multi-family............     29       5,972       7.43         76        7,643      7.58        120      12,044      8.72
  Commercial real estate..     65       5,565       6.92        138       10,712     10.62        181      15,034     10.88
  Land and land
   development............      7       2,153       2.68         18        2,915      2.89         28       3,880      2.81
  Construction............      4       1,959       2.44         22        3,251      3.22         40      10,379      7.51
  Consumer................     24       3,609       4.47         32        4,620      4.57         36       6,048      4.37
  Commercial business.....      9         939       1.17         29        2,614      2.59         51       4,570      3.31
  Unallocated.............    646        ---       ---          390        ---        ---         204        ---       ---
                            -----    --------     ------       ----     --------    ------      -----    --------    ------

     Total................  $ 922    $ 80,426     100.00%      $926     $100,894    100.00%     $ 922    $138,186    100.00%
                            =====    ========     ======       ====     ========    ======      =====    ========    ======

                          [RESTUBBED FROM TABLE ABOVE]


                                                                     December 31,
                                   ----------------------------------------------------------------------------
                                                   1996                                    1997
                                   -------------------------------------      ---------------------------------
                                                                  Percent                               Percent
                                                                 of Loans                               of Loans
                                     Amount        Loan           in Each      Amount      Loan         in Each
                                      of          Amounts        Category        of       Amounts       Category
                                   Loan Loss        by           to Total     Loan Loss      by         to Total
                                   Allowance     Category          Loans      Allowance   Category        Loans
                                   ---------     --------          -----      ---------   --------        -----
                                                                (Dollars in Thousands)


Real estate:
  One- to four-family .......      $    146      $ 96,987          57.72%   $    145      $104,416          56.39
  Multi-family ..............            99        19,610          11.67         103        20,382          11.01
  Commercial real estate ....           128        19,032          11.33         130        20,888          11.28
  Land and land
   development ..............            39         3,334           1.98          75         6,020           3.25
  Construction ..............             7        14,447           8.60          28        14,326           7.74
  Consumer ..................            51         9,808           5.83          74        13,298           7.19
  Commercial business .......           997         4,825           2.87         729         5,823           3.14
  Unallocated ...............           248          --              --          194          --              --
                                   --------      --------         ------      ------      --------         ------

     Total ..................      $  1,715      $168,043         100.00%     $1,478      $185,153         100.00%
                                   ========      ========         ======      ======      ========         ======

Investment Activities

         LSB must maintain minimum levels of securities that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1997 the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.76%. The Company's level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "-Liquidity and Capital Resources" in the Annual Report and "Regulation Liquidity."

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

         At December 31, 1997, the Company's securities portfolio (excluding FHLB Stock) totaled $13.4 million, or 6.51% of total assets. As of such date, the Bank also had a $2.6 million investment in the common stock of the Federal Home Loan Bank ("FHLB") of Indianapolis in order to satisfy the requirement for membership in such institution. It is the Company's general policy to purchase securities which are U.S. Government securities, investment grade municipal and corporate bonds, commercial paper, federal agency obligations, and interest-bearing deposits with the FHLB.

         The Company owned $3.3 million of mortgage-backed securities at December 31, 1997, all of which were insured or guaranteed by the Federal National Mortgage Association ("FNMA") or the FHLMC. Accordingly, management believes that the Company's mortgage-backed securities are generally more resistant to credit problems than loans, which generally lack such insurance or guarantees. Because these securities represent a passthrough of principal and interest from underlying individual 30-year mortgages, such securities do present prepayment risk. Any such individual security contains mortgages that can be prepaid at any time over the life of the security. In a rising interest rate environment the underlying mortgages are likely to extend their lives versus a stable or declining rate environment. A declining rate environment can result in rapid prepayment. There is no certainty as to the security life or speed of prepayment. The geographic makeup and correlated economic conditions of the underlying mortgages also play an important role in determining prepayment. In addition to prepayment risk, interest rate risk is inherent in holding any debt security. As interest rates rise the value of the security declines and conversely as interest rates decline values rise. Adjustable-rate mortgage-backed securities have the advantage of moving their interest rate within limits with the contractual index used, subject to the risk of prepayment. Interest rate adjustments to $1.4 million of the Company's adjustable-rate mortgage-backed securities are tied to a lagging index, the 11th District cost of funds index, while $1.3 million are tied to a current index, specifically, the six month or twelve month Treasury bill rates or the one month or three month LIBOR rates. At December 31, 1997, 86.04% of the Company's mortgage-backed securities consisted of adjustable-rate mortgage-backed securities.

         Mortgage-backed securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. Under the Bank's risk-based capital requirement, mortgage- backed securities have a risk weight of 20% in contrast to the 50% risk weight carried by residential loans. See "Regulation."

         The following table sets forth the composition of the Company's securities portfolio at the dates indicated.


                                                                                               December 31,
                                                --------------------------------------------------------------------------------
                                                          1995                           1996                        1997
                                                ------------------------        --------------------      ----------------------
                                                Carrying           % of         Carrying       % of       Carrying        % of
                                                 Value             Total          Value        Total        Value         Total


Debt securities
  U.S. government securities................      $1,994           22.25%        $1,003        19.40%      $2,525        35.37%
  Federal agency obligations................       1,007           11.24            354         6.85          507         7.11
  Municipal bonds...........................       1,703           19.00            984        19.02        1,283        17.97
  Corporate bonds...........................       1,268           14.15            255         4.93          224         3.14
  Commercial paper..........................       1,489           16.62            ---          ---          ---          ---
                                                  ------          ------         ------       ------       ------       ------
     Subtotal...............................       7,461           83.26          2,596        50.20        4,539        63.59
                                                  ------          ------         ------       ------       ------       ------

FHLB stock..................................       1,500           16.74          2,575        49.80        2,600        36.41
                                                  ------          ------         ------       ------       ------       ------
Total debt securities and FHLB stock........      $8,961          100.00%        $5,171       100.00%      $7,139       100.00
                                                  ======          ======         ======       ======       ======       ======

Average remaining life of debt securities...        1.02 years                      .58 years                3.10 years

Other interest-earning assets:
  Interest-bearing deposits with FHLB.......      $3,595          100.00%        $5,410       100.00%      $5,580       100.00%
                                                  ======          ======         ======       ======       ======       ======


Mortgage-backed securities
  FNMA certificates.........................      $2,598           53.74%        $2,166        54.84%      $1,868        56.20%
  FHLMC certificates........................       2,236           46.26          1,784        45.16        1,456        43.80
                                                  ------          ------         ------       ------       ------       ------
     Total mortgage-backed securities.......      $4,834          100.00%        $3,950       100.00%      $3,324       100.00%
                                                  ======          ======         ======       ======       ======       ======

         The following table sets forth the composition and contractual maturities of the Company's securities portfolio at December 31, 1997. At December 31, 1997, all of the Company's securities were classified as available for sale. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.



                                                                        December 31, 1997
                                             Less Than     1 to 5      5 to 10        Over        Total Investment
                                               1 Year       Years       Years       10 Years         Securities
                                              --------     -------     -------      --------        -----------
                                              Carrying    Carrying     Carrying     Carrying    Carrying      Market
                                               Value       Value        Value        Value        Value       Value
                                                                  (Dollars in Thousands)


 U.S. government securities............     $    ---       $2,525   $     ---   $      ---       $2,525      $2,525
 Federal agency obligations............          ---          507         ---          ---          507         507
 Municipal bonds.......................          301          732         ---          250        1,283       1,283
 Corporate bonds.......................          ---          224         ---          ---          224         224
 FNMA certificates.....................          ---        1,868         ---          ---        1,868       1,868
 FHLMC certificates....................          464          992         ---          ---        1,456       1,456
                                             -------     --------  ----------        -----      -------       -----
 Total investment securities...........         $765       $6,848   $     ---          250       $7,863      $7,863
                                               =====       ======   =========        =====       ======      ======

 Weighted average yield................         5.44%        6.22%        ---%        6.00%        6.14%       6.14%

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

         The following table sets forth the savings flows at the Company during the periods indicated.



                                            Year Ended December 31,
                                 -------------------------------------------
                                   1995              1996              1997
                                 ---------        ---------        ---------
                                            (Dollars in Thousands)


Opening balance ...........      $ 107,764        $ 109,977        $ 116,949
Deposits ..................        350,521          472,666          559,910
Withdrawals ...............       (353,169)        (469,506)        (543,396)
Interest credited .........          4,861            3,812            4,223
                                 ---------        ---------        ---------

Ending balance ............      $ 109,977        $ 116,949        $ 137,686
                                 =========        =========        =========

Net increase (decrease) ...      $   2,213        $   6,972        $  20,737
                                 =========        =========        =========

Percent increase (decrease)           2.05%            6.34%           17.73%
                                 =========        =========        =========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.


                                                                                   December 31
                                                    -----------------------------------------------------------------------------
                                                             1995                        1996                       1997
                                                    ---------------------       ---------------------       ---------------------
                                                                   Percent                     Percent                    Percent
                                                     Amount       of Total       Amount       of Total       Amount      of Total
                                                    --------       ------       --------       ------       --------       ------
                                                                             (Dollars in Thousands)

Transaction and Savings Deposits:
---------------------------------
Noninterest-bearing ..........................      $  3,106         2.82%      $  4,127         3.53%      $  5,097         3.70%
Savings accounts (3.05% at December 31,  1997)        12,050        10.95         12,538        10.71         13,958        10.13
NOW Accounts (0-2.00% at December 31, 1997) ..        11,341        10.30         11,664         9.97         15,214        11.04
Money Market Accounts (3.35-3.67% at
  December 31, 1997) .........................        10,272         9.33          9,052         7.74          8,254         5.99
                                                    --------       ------       --------       ------       --------       ------
Total Non-Certificates .......................        36,769        33.40         37,381        31.95         42,523        30.86
                                                    --------       ------       --------       ------       --------       ------

Certificates:
-------------

 2.00 -  3 99%................................             5         0.00             64         0.05             95         0.07
 4.00 -  5 99%................................        43,076        39.14         48,677        41.60         51,847        37.64
 6.00 -  7 99%................................        30,120        27.37         30,820        26.33         43,214        31.37
 8.00 - and greater ..........................             7         0.01              7         0.01              7         0.01
                                                    --------       ------       --------       ------       --------       ------

 Total certificates ..........................        73,208        66.52         79,568        67.99         95,163        69.09
 Accrued interest ............................            85         0.08             73         0.06             62         0.05
                                                    --------       ------       --------       ------       --------       ------
 Total deposits ..............................      $110,062       100.00       $117,022       100.00       $137,748       100.00%
                                                    ========       ======       ========       ======       ========       ======

         The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1997.



                                             2.00-       4.00-        6.00-       8.00-                    Percent
                                             3.99%       5.99%        7.99%     or greater     Total       of Total
                                            -------     -------      -------    -----------   -------     ---------
                                                               (Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 1998......................         $ 44     $13,797       $1,522      $   ---     $15,363          16.16%
June 30, 1998.......................           45      14,379        2,209          ---      16,633          17.48
September 30, 1998..................            5       9,395        8,015          ---      17,415          18.30
December 31, 1998...................            1       4,833        2,806            7       7,647           8.04
March 31, 1999......................          ---       2,573        3,956          ---       6,529           6.86
June 30, 1999.......................          ---       1,468        7,923          ---       9,391           9.87
September 30, 1999..................          ---       1,659        4,834          ---       6,493           6.82
December 31, 1999...................          ---         953        4,008          ---       4,961           5.21
March 31, 2000......................          ---         857        2,259          ---       3,116           3.27
June 30, 2000.......................          ---         568        1,958          ---       2,526           2.65
September 30, 2000..................          ---         391          944          ---       1,335           1.40
December 31, 2000...................          ---         114           30          ---         144           0.15
Thereafter..........................          ---         860        2,750          ---       3,610           3.79
                                            -----   ---------     --------         -----  ---------      ---------

   Total............................         $ 95    $ 51,847      $43,214        $   7     $95,163         100 00%
                                             ====    ========      =======        =====     =======         ======

   Percent of total.................         0.10%      54.48%       45.41%        0.01%     100.00%
                                             ====       =====        =====         ====      ======


         The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1997.



                                                                           Maturity
                                                                Over         Over
                                                 3 Months      3 to 6      6 to 12        Over
                                                  or Less      Months       Months     12 months      Total
                                                 --------     -------      -------      -------      -------
                                                                           (In Thousands)

Certificates of deposit less than $100,000       $13,253      $12,020      $22,223      $32,066      $79,562

Certificates of deposit of $100,000 or more        2,100        3,818        2,660        6,039       14,617

Public funds(1) ...........................           10          795          179         --            984
                                                 -------      -------      -------      -------      -------

Total certificates of deposit .............      $15,363      $16,633      $25,062      $38,105      $95,163
                                                 =======      =======      =======      =======      =======


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

         The Company utilizes FHLB borrowings as part of its asset/liability management strategy in order to cost effectively extend the maturity of its liabilities. The Company may be required to pay a commitment fee upon application and may be subject to a prepayment fee if the advance is prepaid by the Company. At December 31, 1997, the Company had $50.0 million in advances from the FHLB and the capacity to borrow up to an additional $13.8 million. At that date $16.0 million of such advances have scheduled maturities in 1998; $11.0 million in 1999; $4 million in 2000; and $19.0 million in 2002.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.



                                                 Year Ended December 31,
                                         ---------------------------------------
                                           1995            1996           1997
                                         -------         -------         -------
                                                      (In Thousands)

Maximum Balance:
----------------
  FHLB advances ................         $29,364         $50,000         $50,000
  Other borrowings .............             276             243             218

Average Balance:
----------------
  FHLB advances ................         $17,947         $39,000         $46,125
  Other borrowings .............             263             234             204


         The following table sets forth certain information as to the Company's borrowings at the dates indicated.



                                                                    December 31,
                                                        -----------------------------------
                                                          1995          1996         1997
                                                        -------       -------       -------
                                                              (Dollars in Thousands)

FHLB advances ....................................      $29,364       $50,000       $50,000
Other borrowings .................................          250           220           189
                                                        -------       -------       -------

     Total borrowings ............................      $29,614       $50,220       $50,189
                                                        =======       =======       =======

Weighted average interest rate of FHLB advances ..         5.90%         5.65%         5.94%

Weighted average interest rate of other borrowings         5.50%         5.50%         5.50%

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

         The Bank owns a service corporation, L.S.B. Service Corporation ("LSBSC"). In April 1994, the Company made an initial investment of $51,000 in LSBSC when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10 year commitment totaling $500,000. In February 1995, the Company made a second scheduled investment of $71,000 in the same project, followed by a third scheduled investment of $67,000 in February of 1996 and a fourth scheduled investment of $67,000 in February of 1997. During 1997, LSBSC received $36,000 in tax credit related to its investment in the low income housing project discussed above and recorded a net profit of $12,000. At December 31, 1997, the Bank's total investment in LSBSC was $266,000.

         The Bank formed Lafayette Insurance and Investments, Inc. ("LIII"), an Indiana corporation, on December 31, 1996. LIII began offering various insurance, annuity and investment products and services to the Bank's customers in June of 1997. At December 31, 1997, the Bank's total investment in LIII was $16,000. Because much of the first six months of operation was spent laying groundwork for future activity, LIII recognized losses of $24,000 during this period.

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

         There are 12 other savings institutions and banks in LSB's primary market area. The Company estimates its share of the savings market and mortgage loans in Tippecanoe County to both be approximately 9%.

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Lafayette is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Lafayette were as of September 1997 and March 1992, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require Lafayette to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Lafayette's OTS assessment for the year ended December 31, 1997 was $54,000.

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

         Lafayette's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, Lafayette's lending limit under this restriction was $2.7 million. See "Lending Activities - General."

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

         On September 30, 1996 federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF insured institutions, equal to 65.7 basis points on SAIF insured deposits maintained by those institutions as of March 31, 1995.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1997, the Company did not have any significant intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. The Bank had no such excludable investments at December 31, 1997.

         At December 31, 1997, Lafayette had tangible capital of $16.5 million, or 8.01% of adjusted total assets, which is $13.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, Lafayette had no intangibles which were subject to these tests.


         At December 31, 1997, Lafayette had core capital equal to $16.5 million, or 8.01% of adjusted total assets, which is $10.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, Lafayette had no capital instruments that qualify as supplementary capital and $1.0 million of general loss reserves, all of which currently qualifies as supplementary capital.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Lafayette had no such exclusions from capital and assets at December 31, 1997.

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

         On December 31, 1997 Lafayette had total capital of $17.6 million (including $16.5 million in core capital and $1.0 million in qualifying supplementary capital) and risk-weighted assets of $146.6 million (including $18.7 million in converted off-balance sheet assets); or total capital of 11.98% of risk-weighted assets. This amount was $5.8 million above the 8% requirement in effect on that date.

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

Liquidity

         All savings associations, including Lafayette, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Company includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, Lafayette was in compliance with both requirements, with an overall liquid asset ratio of 7.76%.

Qualified Thrift Lender Test

         All savings associations, including Lafayette, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended, (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1997, Lafayette met the test and has always met the test since its effectiveness.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, Lafayette was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, Lafayette is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1997, Lafayette had $2.6 million in FHLB stock, which was in compliance with this requirement. In past years, Lafayette has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.51% and were 7.99% for calendar year 1997. For the year ended December 31, 1997, dividends paid by the FHLB of Indianapolis to Lafayette totaled $207,000, which constitutes a $50,000 increase from the amount of dividends received in calendar year 1996.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Bank's Excess for this purpose totaled approximately $1.9 million.

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

         John W. Corey. Mr. Corey, age 63 was elected as President, Chief Executive Officer and Director of the Bank in 1991. From 1987 to 1991, he was President and Chief Executive Officer of Ludington Savings Bank, FSB in Ludington, Michigan.

         Harry A. Dunwoody. Mr. Dunwoody, age 51, has served as Senior Vice President of the Bank since 1989 and was elected as a Director in 1993. He is responsible for the lending functions of the Bank.

         Mary Jo David. Ms. David, age 48, is Vice President, Chief Financial Officer and Secretary- Treasurer of the Bank, positions she has held since 1992. She joined the Bank in 1985.

Employees

         At December 31, 1997, the Company had a total of 66 employees, including three part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.           Description of Property

         The Company conducts its business at its main office and three other locations in Lafayette and West Lafayette, Indiana. The Company owns its main office and two branch offices. The second branch office is leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1997 was approximately $4.9 million. The Company has recently purchased property for a potential new branch location. The Company has also begun exploring expansion possibilities at the main office location as its growth rate will require space for additional personnel in the next few years. See Note 5 of the notes to Consolidated Financial Statements in the Annual Report.

         The Company maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment and software utilized by the Company at December 31, 1997 was $381,000.

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

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                     PART II


Item  5.          Market for Common Equity and Related Stockholder Matters

         Inside back cover of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.


Item  6.          Management's Discussion and Analysis or Plan of Operation

         Pages 3 through 16 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.

Item  7.          Financial Statements

         Pages 17 through 40 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.

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

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 1997.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial Owners and Management


         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.          Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13.          Exhibits and Reports on Form 8-K


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
                 Employee Stock Ownership Plan..........................................            *
                 Stock Option and Incentive Plan........................................            *
                 Severance Agreements...................................................            *
                 Recognition and Retention Plan.........................................            *
                 401(k) Retirement/Savings Plan.........................................            *
    11          Statement re computation of per share earnings..........................            **
    12          Statement re computation of ratios......................................          None
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

         **See Note 12 of the Notes to Consolidated Financial Statements included in the Annual Report under Exhibit 13.

         (b) Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LSB FINANCIAL CORP.
Date: March 25, 1998              By: /s/ John W. Corey
      -----------------               ------------------
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

/s/  Mariellen M. Neudeck                                             /s/ John W. Corey
----------------------------------------------                        -----------------
Mariellen M. Neudeck, Chairman of the Board                           John W. Corey, President, Chief Executive
Officer                                                               and Director
                                                                      (Principal Executive and Operating Officer)

Date: March 26, 1998                                                  Date: March 25, 1998
      ----------------------------------------                              --------------


/s/  Harry A. Dunwoody                                                 /s/ James A. Andrew
----------------------------------------------                         -------------------
Harry A. Dunwoody, Senior Vice President                               James A. Andrew, Director
and Director

Date: March 25, 1998                                                   Date: March 26, 1998
      ----------------------------------------                              ---------------

/s/  Philip W. Kemmer                                                  /s/  Peter Neisel
----------------------------------------------                         -------------------
Philip W. Kemmer, Director                                             Peter Neisel, Director

Date: March 26, 1998                                                   Date: March 26, 1998
     -----------------------------------------                               --------------


/s/  Jeffrey A. Poxon
     -----------------------------------------                         -------------------
Jeffrey A. Poxon, Director                                             Thomas L. Ryan

Date: March 26, 1998                                                   Date:
     -----------------------------------------                              --------------

                                                                       /s/  C. Wesley Shook
     -----------------------------------------                         --------------------
John C. Shen                                                           C. Wesley Shook, Director

Date:                                                                  Date: March 26, 1998
     -----------------------------------------                               --------------


/s/  Mary Jo David
Mary Jo David, Vice President, Chief Financial
Officer and Secretary-Treasurer
(Principal Financial and Accounting Officer)


Date: March 26, 1998
     -----------------------------------------

                                INDEX TO EXHIBITS




Exhibit
Number
------

  11 Statement re Computation of Earnings Per Share (See Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report to Security Holders attached hereto as Exhibit 13)

  13       Annual Report to Security Holders

  21       Subsidiaries of the Registrant

  23       Consents of Experts and Counsel

  27       Financial Data Schedule