Form 10QSB
period 1998-03-31
LSB FINANCIAL CORP
filed 1998-05-13
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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
 YES [X] NO[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                    OUTSTANDING AT MARCH 31, 1998
         -----                                    -----------------------------

Common stock, par value $.01 per share                         916,350

  Transitional Small Business Disclosure Format:             YES [ ]  NO [X]

LSB FINANCIAL CORP.

INDEX


PART I.           FINANCIAL INFORMATION....................................    1
Item 1.           Financial Statements (Unaudited).........................    1

Consolidated Statements of Financial Condition ............................    1
Consolidated Statements of Income..........................................    2
Consolidated Statements of Changes in Shareholders' Equity.................    3
Consolidated Statements of Cash Flow.......................................    4
Notes to Consolidated Financial Statements.................................  5-6

Item 2.           Management's Discussion of Recent Operating Results...... 7-10

PART II.          OTHER INFORMATION........................................   11

                  SIGNATURES...............................................   12

                  EXHIBIT INDEX............................................   13

                               LSB FINANCIAL CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                               December 31,         March 31,
                                                                   1997               1998
                                                            ---------------------------------------
Assets

Cash and cash equivalents                                                $9,938            $11,925
Available-for-sale securities                                             7,863             10,446
Loans held for sale                                                       1,265              2,028
Total loans                                                             178,745            182,902
  Less: Allowance for loan losses                                        (1,478)            (1,502)
                                                            ---------------------------------------
    Net loans                                                           177,267            181,400

Premises and equipment, net                                               4,912              4,902
FHLB stock, at cost                                                       2,600              2,600
Accrued interest receivable and other assets                              2,739              2,764
                                                            ---------------------------------------
   Total Assets                                                        $206,584           $216,065
                                                            =======================================

Liabilities and Shareholders' Equity

Liabilities
Deposits                                                               $137,686           $146,240
Advances from FHLB                                                       50,000             50,000
Note payable                                                                189                181
Accrued interest payable and other liabilities                              975              1,465
                                                            ---------------------------------------
  Total liabilities                                                     188,850            197,886


Shareholders' Equity
Common stock                                                                  9                  9
Additional paid-in-capital                                                7,854              7,892
Retained earnings                                                        10,677             11,030
Unearned ESOP shares                                                       (570)              (550)
Unamortized cost of recognition and retention plan                         (242)              (220)
Accumulated other comprehensive income                                        6                 18
                                                            ---------------------------------------
  Total shareholders' equity                                             17,734             18,179
                                                            ---------------------------------------
Total liabilities and shareholders' equity                             $206,584           $216,065
                                                            =======================================

       See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                       Three months ended
                                                                           March 31,
                                                                   1997               1998
                                                            ---------------------------------------
Interest Income
  Loans, including related fees                                          $3,334             $3,840
  Available-for-sale securities                                             157                216
  FHLB stock                                                                 50                 51
                                                            ---------------------------------------
    Total interest income                                                 3,541              4,107

Interest Expense
  Deposits                                                                1,376              1,609
  Borrowings                                                                626                743
                                                            ---------------------------------------
    Total interest expense                                                2,002              2,352

Net interest income                                                       1,539              1,755
  Provision for loan losses                                                  24                 24
                                                            ---------------------------------------
Net interest income after provision for loan losses                       1,515              1,731

Noninterest Income
  Service charges and fees                                                   80                122
  Net gain on mortgage loans originated for sale                             68                 86
  Gain on sale of securities                                                  0                  0
  Other income                                                               51                100
                                                            ---------------------------------------
    Total noninterest income                                                199                308


Noninterest Expense
  Salaries and benefits                                                     587                680
  Occupancy and equipment, net                                              188                198
  FDIC insurance                                                              3                  4
  Computer service                                                           61                 62
  Advertising                                                                63                 85
  Other                                                                     224                270
                                                            ---------------------------------------
    Total noninterest expense                                             1,126              1,299

Income before income taxes                                                  588                740
  Less: income taxes                                                        230                295
                                                            ---------------------------------------
Net income                                                                 $358               $445
                                                            =======================================

Earnings per share (Note 3)                                               $0.41              $0.50
Book value per share                                                     $19.37             $21.18

       See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                    Unamortized
                                                                                  Cost of Bank               Accumulated
                                              Additional              Unearned    Recognition                  Other
                                     Common     Paid-In    Retained     ESOP     and Retention   Treasury  Comprehensive
                                      Stock     Capital    Earnings    Shares       Plan           Stock       Income        Total
                                    ------------------------------------------------------------------------------------------------
Balance at January 1, 1997             $11    $10,143     $10,289      ($653)       ($332)       ($2,629)           ($33)   $16,796

Exercise of stock option                            3                                                                             3
ESOP shares earned                                 20                     20                                                     40
RRP expense                                                                            23                                        23
Treasury stock acquired                                                                              (55)                       (55)
Dividends paid                                                (73)                                                              (73)
  Comprehensive income
    Net income                                                358                                                               358
    Change in unrealized gain/(loss)                                                                                 (24)       (24)
                                                                                                                          ---------
Total comprehensive income                                                                                                      334

                                    ------------------------------------------------------------------------------------------------
Balance at March 31, 1997              $11    $10,166     $10,574      ($633)       ($309)       ($2,684)           ($57)   $17,068
                                    ================================================================================================


Balance at January 1, 1998              $9     $7,854     $10,677      ($570)       ($242)            $0              $6    $17,734
Exercise of stock option                            0                                                                             0
ESOP shares earned                                 38                     20                                                     58
RRP expense                                                                            22                                        22
Treasury stock acquired                                                                                0                          0
Dividends paid                                                (92)                                                              (92)
  Comprehensive income
    Net income                                                445                                                               445
    Change in unrealized loss                                                                                         12         12
                                                                                                                          ---------
Total comprehensive income                                                                                                      457

                                    ------------------------------------------------------------------------------------------------
Balance at March 31, 1998               $9     $7,892     $11,030      ($550)       ($220)            $0             $18    $18,179
                                    ================================================================================================

       See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                For the 3 months ended March 31,
                                                                   1997               1998
                                                            ---------------------------------------
Cash Flows from Operating Activities
Net Income                                                                 $358               $445
Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization                                            82                 93
    Net amortization/(accretion) on securities                               13                (11)
    Gain on sale of securities                                                0                  0
    Writedown  of loans held for sale                                         0                  0
    Gain on sale of loans                                                   (68)               (86)
    Loans originated for sale, net of sales proceeds                      5,354               (677)
    Deferred loan fees, net                                                 (27)               (14)
    Provision for loan losses                                                24                 24
    Employee stock ownership plan shares earned                              40                 58
    Change in assets and liabilities
      Accrued interest receivable                                           (15)               (15)
      Other assets                                                          (19)                 4
      Accrued interest payable                                              (18)                (3)
      Other liabilities                                                     190                492
                                                            ---------------------------------------
Net cash from operating activities                                        5,914                310

Cash Flows from Investing Activities
Purchases of available-for-sale securities                               (2,485)            (4,867)
Proceeds from paydowns and maturities of
  available-for-sale securities                                             389              2,315
Sales of available-for-sale securities                                        0                  0
Purchase of Federal Home Loan Bank stock                                      0                  0
Loans made to customers net of payments received                         (7,456)            (4,143)
Property and equipment expenditures                                         (16)               (83)
                                                            ---------------------------------------
Net cash from investing activities                                       (9,568)            (6,778)

Cash Flows from Financing Activities
Net change in deposits                                                    9,483              8,555
Proceeds from Federal Home Loan Bank advances                             7,000                  0
Payments on Federal Home Loan Bank advances                             (13,500)                 0
Payments on note payable                                                     (7)                (8)
Treasury Stock Purchased                                                    (55)                 0
Dividends paid                                                              (73)               (92)
Stock options exercised                                                       3                  0
                                                            ---------------------------------------
Net cash from financing activities                                        2,851              8,455

Net change in cash and equivalents                                         (803)             1,987
Cash and equivalents at January 1                                         9,798              9,938
                                                            ---------------------------------------

Cash and equivalents at March 31                                         $8,995            $11,925
                                                            =======================================

       See accompanying notes to consolidated financial statements

                               LSB FINANCIAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

Note 3 - Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

                                                        Quarter ended
                                                           March 31,
                                                     1998           1997
                                                     ----           ----

Weighted average shares outstanding                857,383        879,519
(excluding unearned ESOP shares)

Shares used to compute diluted
    earnings per share                             888,900        897,392

Earnings per share                                   $0.52          $0.41

Diluted earnings per share                           $0.50          $0.41

     On June 30, 1997, a 5.00% stock dividend was paid to shareholders of record on June 3. 1997. This dividend resulted in the issuance of 44,792 shares with a value at the record date of $868,000. All share and per share data has been restated to reflect the effect of this dividend.


Note 4 - Accounting Changes

Effective January 1, 1997, the Company adopted a new accounting standard which requires disclosure of comprehensive income for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, foreigh currency translation adjustments, and additional minimum pension liability adjustments.

               MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Forward Looking Statements

     Except for the historical information contained herein, the matters discussed in this report may be deemed to be forward-looking statements that involve risks and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ include, but are not limited to, fluctuations in interest rates, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, the acceptance of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's's SEC reports, including the report on Form 10-K for the year ended December 31, 1997. These forward looking statements represent the Company's judgement as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Financial Condition

     Comparison of Financial Condition at March 31, 1998 and December 31, 1997.

     Total assets increased $9.5 million during the three months from December 31, 1997 to March 31, 1998. This increase was primarily due to a $4.9 million increase in the Company's loan portfolio including a $763,000 increase in the Company's loans held for sale as the Company continued its efforts to restructure its balance sheet by increasing the size of its higher-yielding multi-family and commercial real estate, land development and consumer loan portfolios; and from a $4.6 million increase in cash and cash equivalents and investment securities. An $8.6 million increase in deposits was used to fund loan growth and provide liquidity for future lending activity. Non-performing loans decreased from $2.5 million at December 31, 1997 to $2.2 million at March 31, 1998, consisting primarily of $2.1 million of purchased equipment leases. Shareholders' equity increased from $17.7 million at December 31, 1997 to $18.2 million at March 31, 1998, an increase of $445,000 due primarily to net income.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 1997 and March 31, 1998.

     General. Net income for the three months ended March 31, 1998 was $445,000, an increase of $87,000 or 24.30% from net income of $358,000 for the three months ended March 31, 1997. This increase was primarily due to a $216,000 increase in net interest income and a $109,000 increase in non- interest income in the first quarter of 1998, partially offset by a $173,000 increase in operating expenses and a $65,000 increase in income tax expenses.

     Net Interest Income. Net interest income for the three months ended March 31, 1998 increased $216,000, or 14.04% over the same period in 1997. This increase was primarily attributable to the success of management's continuing efforts to restructure the Company's balance sheet by investing new funds and shifting existing funds into higher-yielding multi-family and commercial real estate, land development and consumer loans. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased from 3.56% for the three months ended March 31, 1997 to 3.49% for the three months ended March 31, 1998. The decline in yield was offset by increased volume as average interest-earning assets increased from $172.7 million for the first quarter of 1997 to $201.4 million for the first quarter of 1998.

     Interest income on loans increased $506,000 or 15.18% for the three months ended March 31, 1998 compared to the same three months in 1997, primarily the result of an increase of $23.0 million in average loans outstanding. This increase was primarily due to an active residential real estate market in 1997 due to continued low interest rates and a strong local economy, and the ongoing success of the Company's focus on multi-family and commercial real estate, land development and consumer loan production. These higher-yielding portfolios increased from $80.7 million at December 31, 1997 to $86.5 million at March 31, 1998. This increase in volume was augmented by an increase in the average yield on loans from 8.39% for the first three months of 1997 to 8.45% for the first three months of 1998, caused primarily by the increasing percentage of loans in these higher yielding categories.

     Interest earned on other investments and FHLB stock increased by $60,000 for the three months ended March 31, 1998 compared to the same three months in 1997. This was the result of an overall $5.8 million increase in the average balance of other investments primarily due to the Company's efforts to rebuild its liquidity portfolio with an eye toward addressing its relatively high tax burden, offset by a decrease in the average yield from 6.01% for the first quarter of 1997 to 5.47% over the same period in 1998.

     Interest expense for the three months ended March 31, 1998 increased $350,000 or 17.48% over the same period in 1997. This increase was primarily due to an increase of $29.6 million in average interest-bearing liabilities, consisting of an additional $22.1 million in the average balance of customer deposit accounts and a $7.5 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand The average rate paid on interest bearing liabilities remained virtually unchanged at 4.84% for the first quarter of 1997 and 4.82% the first quarter of 1998.

     Provision for Loan Losses. The Company establishes its provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. Based on this analysis, during the quarter ended June 30,

1996 the Company recorded an $800,000 provision for loan losses primarily in response to the situation involving the Bennett Funding Group ("Bennett") of Syracuse, New York through which the Company owned $2.4 million of equipment leases. A settlement involving the restructuring of these loans was reached during the second quarter of 1997 and resulted in a write down of $319,000. Management continues to allocate $651,000 of the $1.5 million allowance to the remaining leases and the restructured loan to provide for potential losses. It is believed that this reserve allocation will be sufficient to cover any losses. The Company also recorded a $24,000 provision for loan losses during the three months of 1998 as a result of its analysis of the Company's current loan portfolios. In addition to the $2.1 million of Bennett leases there were $172,000 of non-performing or restructured loans at March 31, 1998. At March 31, 1998, the Company's allowance equaled 0.81% of net loans receivable

     Non-Interest Income. Non-interest income for the three months ended March 31, 1998 increased by $109,000, or 54.77%, over the same period in 1997. This was primarily due to a $42,000 increase in service charges and fees on deposit accounts due to the increasing number of these accounts, an $18,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales activity and a $12,000 increase in fees from the sale of annuities and insurance products through the Bank's subsidiary, Lafayette Insurance & Investments, Inc. (LIII).

     Non-Interest Expense. Non-interest expense for the three months ended March 31, 1998 increased $173,000 over the same period in 1997. The major components of this increase included a $93,000 increase in salaries and employee benefits and a $22,000 increase in advertising expense. The increases were primarily incurred in connection with the opening of the Company's fourth branch.

     Income Tax Expense. The Company's income tax provision increased by $65,000 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. This was primarily due to the increase in income before income taxes.

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

     The Bank is required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 4.0%. The Bank's internal policy for liquidity is 6% to 8%. The Company's liquidity ratios at December 31, 1997 and March 31, 1998 were 7.77% and 10.05%, respectively. The Company expects the liquidity level to decline with the expected growth in the loan portfolio and through scheduled maturities of FHLB advances.

     Capital Resources. Shareholders' equity totaled $18.2 million at March 31, 1998 compared to $17.7 million at December 31, 1997, an increase of $445,000 or 2.51%, due to net income of $445,000, and an $80,000 decrease in unearned ESOP shares and unamortized cost of Bank Recognition and Retention Plan shares, offset by $92,000 of cash dividends paid to shareholders.

         Federal regulations require the Bank to maintain certain minimum levels of regulatory capital. The regulations currently require that core capital as defined be 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets as defined by regulations. At March 31, 1998 the Bank's capital ratios were as follows:

                                              Amount         Percent of
                                               (000)      applicable assets
                                       ----------------------------------------
     Tangible capital                         $16,892           7.82%
     Requirement                                3,238           1.50
                                              -------          -----
     Excess                                   $13,654           6.32%
                                              =======          =====


     Core capital                             $16,892           7.82%
     Requirement                                6,477           3.00
                                              -------          -----
     Excess                                   $10,415           4.82%
                                              =======          =====


     Risk-based Capital                       $17,985          11.85%
     Requirement                               12,121           8.00
                                              -------          -----
     Excess                                   $ 5,864           3.85%
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

                  See exhibit index.

         (b)   Reports on Form 8-K

                  None to be reported.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   LSB FINANCIAL CORP.
                                          (Registrant)



 Date   May 11, 1998               /S/JOHN W. COREY
                                   -------------------------------------
                                   John W. Corey, President
                                   (Principal Executive Officer)


Date   May 11, 1998                /S/MARY JO DAVID
                                   -------------------------------------
                                   Mary Jo David, Treasurer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number
------

    11            Computation of Per Share Earnings
    27            Financial Data Schedule