Form 10QSB
period 1998-06-30
LSB FINANCIAL CORP
filed 1998-08-10
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 CLASS                             OUTSTANDING AT JULY 17, 1998
                 -----                             ----------------------------

Common stock, par value $.01 per share                        950,852

     Transitional Small Business Disclosure Format:    YES [ ]   NO [X]

LSB FINANCIAL CORP.

INDEX


PART I.   FINANCIAL INFORMATION...........................................     1
Item 1.   Financial Statements (Unaudited)................................     1

Consolidated Statements of Financial Condition ...........................     1
Consolidated Statements of Income.........................................     2
Consolidated Statements of Changes in Shareholders' Equity................     3
Consolidated Statements of Cash Flow......................................     4
Notes to Consolidated Financial Statements................................   5-6

Item 2.   Management's Discussion of Recent Operating Results.............  7-11

PART II.  OTHER INFORMATION............................................... 12-13

          SIGNATURES......................................................    14

          EXHIBIT INDEX...................................................    15

                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                       December 31,    June 30,
                                                          1997           1998
                                                       -------------------------
Assets
  Cash and cash equivalents                            $   9,938      $   8,616
  Available-for-sale securities                            7,863         10,782
  Loans held for sale                                      1,265          2,271
   Total loans                                           178,745        188,276
  Less: Allowance for loan losses                         (1,478)        (1,532)
                                                       -------------------------
    Net loans                                            177,267        186,744

  Premises and equipment, net                              4,912          4,943
  FHLB stock, at cost                                      2,600          2,825
  Accrued interest receivable and other assets             2,739          2,452
                                                       -------------------------
   Total Assets                                        $ 206,584      $ 218,633
                                                       =========================

Liabilities and Shareholders' Equity

Liabilities
  Deposits                                             $ 137,686      $ 147,456
  Advances from FHLB                                      50,000         51,500
  Note payable                                               189            173
  Accrued interest payable and other liabilities             975          1,128
                                                       -------------------------
    Total liabilities                                    188,850        200,257


Shareholders' Equity
  Common stock                                                 9             10
  Additional paid-in-capital                               7,854          9,033
  Retained earnings                                       10,677         10,040
  Unearned ESOP shares                                      (570)          (530)
  Unamortized cost of recognition and retention plan        (242)          (197)
  Accumulated other comprehensive income                       6             20
                                                       -------------------------
    Total shareholders' equity                            17,734         18,376
                                                       -------------------------
Total liabilities and shareholders' equity             $ 206,584      $ 218,633
                                                       =========================


     See accompanying notes

                               LSB FINANCIAL CORP.
                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                     Three months ended     Six months ended
                                                          June 30,               June 30,
                                                       1997     1998          1997     1998
                                                     ---------------------------------------
Interest Income
  Loans, including related fees                       $3,533   $3,931        $6,867   $7,771
  Available-for-sale securities                          170      202           327      419
  FHLB stock                                              50       50           100      101
                                                     ---------------------------------------
    Total interest income                              3,753    4,183         7,294    8,291

Interest Expense
  Deposits                                             1,479    1,633         2,855    3,242
  Borrowings                                             668      758         1,294    1,501
                                                     ---------------------------------------
    Total interest expense                             2,147    2,391         4,149    4,743

Net interest income                                    1,606    1,792         3,145    3,548
  Provision for loan losses                               24       30            48       54
                                                     ---------------------------------------
Net interest income after provision for loan losses    1,582    1,762         3,097    3,494

Noninterest Income
  Service charges and fees                               108      147           188      270
  Net gain on mortgage loans originated for sale          37      154           105      239
  Gain on sale of securities                               0        0             0        0
  Other                                                   55       87           106      185
                                                     ---------------------------------------
    Total noninterest income                             200      388           399      694


Noninterest Expense
  Salaries and benefits                                  598      681         1,185    1,360
  Occupancy and equipment, net                           192      210           380      407
  Computer service                                        65       63           126      125
  Advertising                                             77       92           140      177
  Other                                                  256      302           483      577
                                                     ---------------------------------------
    Total noninterest expense                          1,188    1,348         2,314    2,646

Income before income taxes                               594      802         1,182    1,542
  Less: income taxes                                     233      332           463      628
                                                     ---------------------------------------
Net income                                            $  361   $  470        $  719   $  914
                                                     =======================================

Earnings per share (Note 3)                           $ 0.39   $ 0.52        $ 0.78   $ 1.02
Diluted Earnings per Share                            $ 0.39   $ 0.50        $ 0.76   $ 0.98
Book value per share                                  $18.81   $20.46        $18.81   $20.46


     See accompanying notes

                               LSB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                   Unamortized
                                                                                     Cost of              Accumulated
                                               Additional                Unearned  Recognition                 Other
                                      Common    Paid-In      Retained      ESOP   and Retention   Treasury Comprehensive
                                       Stock    Capital      Earnings     Shares       Plan         Stock     Income        Total
                                     ----------------------------------------------------------------------------------------------
Balance at January 1, 1997           $ 11        $ 10,143    $ 10,289    ($653)        ($332)      ($2,629)    ($33)       $ 16,796

Exercise of stock option                                3                                                                         3
ESOP shares earned                                     41                   41                                                   82
RRP expense                                                                               45                                     45
Treasury stock acquired                                                                               (313)                    (313)
Cash dividends paid                                              (151)                                                         (151)
Stock dividends paid                                  868        (870)                                                           (2)
  Comprehensive income
    Net income                                                    719                                                           719
    Change in unrealized gain/(loss)                                                                              5               5
                                                                                                                           --------
Total comprehensive income                                                                                                      724

                                     ----------------------------------------------------------------------------------------------
Balance at June 30, 1997             $ 11        $ 11,055    $  9,987    ($612)        ($287)      ($2,942)    ($28)       $ 17,184
                                     ==============================================================================================


Balance at January 1, 1998           $  9        $  7,854    $ 10,677    ($570)        ($242)      $     0     $  6        $ 17,734
Exercise of stock option                1               4                                                                         5
ESOP shares earned                                     84                   40                                                  124
RRP expense                                                                               45                                     45
Treasury stock acquired and retired                  (268)                                                                     (268)
Cash Dividends paid                                              (184)                                                         (184)
Stock Dividends paid                                 1359      (1,366)                                                           (7)
  Comprehensive income
    Net income                                                    914                                                           914
    Change in unrealized loss                                                                                    14              14
                                                                                                                           --------
Total comprehensive income                                                                                                      928

                                     ----------------------------------------------------------------------------------------------
Balance at June 30, 1998             $ 10        $  9,033    $ 10,041    ($530)        ($197)      $     0     $ 20        $ 18,377
                                     ==============================================================================================

     See accompanying notes

                               LSB FINANCIAL CORP.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              For the 6 months
                                                               ended June 30,
                                                              1997        1998
                                                           ---------------------
Cash Flows from Operating Activities
Net Income                                                 $    719    $    914
Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization                               172         192
    Net amortization/(accretion) on securities                   23          (8)
    Gain on sale of securities                                    0           0
    Writedown  of loans held for sale                             0           0
    Gain on sale of loans                                      (105)       (239)
    Loans originated for sale, net of sales proceeds          5,273        (767)
    Deferred loan fees, net                                     (40)        (52)
    Provision for loan losses                                    48          54
    Employee stock ownership plan shares earned                  82         124
    Change in assets and liabilities
      Accrued interest receivable                               (91)        (80)
      Other assets                                             (202)        397
      Accrued interest payable                                  (11)         (7)
      Other liabilities                                        (174)        116
                                                           ---------------------
Net cash from operating activities                            5,694         644

Cash Flows from Investing Activities
Purchases of available-for-sale securities                   (3,476)     (5,462)
Proceeds from paydowns and maturities of
  available-for-sale securities                               1,856       2,574
Sales of available-for-sale securities                            0           0
Purchase of Federal Home Loan Bank stock                        (25)       (225)
Loans made to customers net of payments received            (16,652)     (9,475)
Property and equipment expenditures                             (38)       (223)
                                                           ---------------------
Net cash from investing activities                          (18,335)    (12,811)

Cash Flows from Financing Activities
Net change in deposits                                       13,844       9,771
Proceeds from Federal Home Loan Bank advances                21,000       6,000
Payments on Federal Home Loan Bank advances                 (25,500)     (4,500)
Net change in advances from borrowers
  for taxes and insurance                                       (22)         44
Payments on note payable                                        (15)        (16)
Treasury Stock Purchased                                       (313)       (268)
Dividends paid                                                 (153)       (191)
Stock options exercised                                           3           5
                                                           ---------------------
Net cash from financing activities                            8,844      10,845

Net change in cash and equivalents                           (3,797)     (1,322)
Cash and equivalents at January 1                             9,798       9,938
                                                           ---------------------

Cash and equivalents at June 30                            $  6,001    $  8,616
                                                           =====================


     See accompanying notes

                               LSB FINANCIAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

Note 3 - Earnings per share

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. On June 30, 1998, a 5.00% stock dividend was paid to shareholders of record on June 8, 1998. This dividend resulted in the issuance of 45,289 shares with a value at the record date of $1.4 million. All share and per share data has been restated to reflect the effect of this dividend. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

                                            Quarter ended        Year-to-date
                                                June 30            June 30
                                            1997      1998      1997      1998
                                            ----      ----      ----      ----

Weighted average shares outstanding        914,969   897,053   919,239   898,378
(excluding unearned ESOP shares)

Shares used to compute diluted
    earnings per share                     937,436   934,993   941,706   934,887

Earnings per share                           $0.39     $0.52     $0.78     $1.02

Diluted earnings per share                   $0.39     $0.50     $0.76     $0.98

Note 4 - Accounting Changes

Effective January 1, 1997, the Company adopted a new accounting standard which requires disclosure of comprehensive income for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, foreign currency translation adjustments, and additional minimum pension liability adjustments.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


Forward Looking Statements

     Except for the historical information contained herein, the matters discussed in this report may be deemed to be forward-looking statements that involve risks and uncertainties. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ include, but are not limited to, fluctuations in interest rates, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, the acceptance of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's's SEC reports, including the report on Form 10-KSB for the year ended December 31, 1997. These forward looking statements represent the Company's judgement as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Impact of the Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing and other critical systems are supplied by outside vendors. The Company has already contacted each vendor to request timetables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that most of its primary service providers anticipate that all reprogramming efforts will be completed in enough time to allow for testing. The Company plans to test the mission critical systems by June 1999. Certain other vendors have not yet certified their system as Year 2000 compliant. The Company will pursue other options if it appears that these vendors will be unable to comply. The Company has prepared contingency plans for all mission critical systems. Management does not expect these costs to have a significant impact on its financial position or results of operations, however, there can be no assurance that the vendors' systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software that will not be Year 2000 compliant and has already purchased new equipment and software. These capital expenditures are expected to total approximately $170,000.

Financial Condition

     Comparison of Financial Condition at June 30, 1998 and December 31, 1997.

     Total assets increased $12.0 million during the six months from December 31, 1997 to June 30, 1998. This increase was primarily due to a $9.5 million increase in the Company's loan portfolio augmented by a $1.0 million increase in the Company's loans held for sale as the Company continued its efforts to grow and migrate its balance sheet toward the higher-yielding multi-family and commercial real estate, land development and consumer loan portfolios. A $9.8 million increase in deposits and a $1.5 million increase in borrowings from the Federal Home Loan Bank were used to fund loan growth. Non-performing loans increased from $2.1 million at December 31, 1997 to $2.6 million at June 30, 1998. Non-performing loans at June 30, 1998 consisted of $2.1 million of purchased equipment leases, $413,000 in single-family residences and $131,000 in non-mortgage loans. Shareholders' equity increased from $17.7 million at December 31, 1997 to $18.4 million at June 30, 1998, an increase of $642,000 primarily due to $914,000 in net income partially offset by the repurchase of an additional $268,000 of the Company's stock as part of an ongoing 5.00% stock buy-back program and by $191,000 in cash dividends to shareholders. Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 1997 and June 30, 1998.

     General. Net income for the six months ended June 30, 1998 was $914,000, an increase of $195,000 or 27.12% over net income of $719,000 for the six months ended June 30, 1997. This increase was primarily due to a $403,000 increase in net interest income and a $295,000 increase in non- interest income in the first six months of 1998, offset by a $332,000 increase in operating expenses and a $165,000 increase in the provision for income taxes. Net income for the second quarter of 1998 was $470,000 compared to $361,000 for the same period in 1997 due primarily to a $186,000 increase in net interest income and a $188,000 increase in non-interest income, offset by a $160,000 increase in non-interest expenses and a $99,000 increase in the provision for income taxes.

     Net Interest Income. Net interest income for the six months ended June 30, 1998 increased $403,000, or 12.81%, over the same period in 1997. Net interest income for the second quarter of 1998 similarly increased $186,000, or 11.58%, over the same period in 1997. These increases were primarily attributable to the success of management's continuing efforts to grow and focus on higher-yielding multi-family and commercial real estate, land development and consumer loans. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased from 3.58% for the six months ended June 30, 1997 to 3.51% for the six months ended June 30, 1998. The decline in yield was offset by increased volume as average interest-earning assets increased from $177.2 million for the first six months of 1997 to $201.9 million for the six months of 1998. The interest rate spread for the first six months decreased from 3.37% for 1997 to 3.36% for 1998.

     Interest income on loans increased $904,000 or 13.16% for the six months ended June 30, 1998 compared to the same six months in 1997, primarily the result of an increase of $21.2 million in average loans outstanding. This increase was primarily due to an active residential real estate market in 1998 due to a continued low interest rate environment, a strong local economy and the ongoing success of the Company's focus on multi-family and commercial real estate, land development and consumer loan production. These higher-yielding portfolios increased from $80.7 million at December 31, 1997 to $92.7 million at June 30, 1998. The average yield on loans remained virtually constant at 8.43% for the first six months of 1997 and 8.44% for the first six months of 1998, as the higher yield due to the type of loan was offset by the lower rates on one-to-four family loans. Interest income on loans increased $398,000 for the second quarter of 1998 compared to the second quarter of 1997 due primarily to a $19.5 million increase in average loans.

     Interest earned on other investments and FHLB stock increased by $93,000 for the six months ended June 30, 1998 compared to the same six months in 1997. This was the result of an overall $3.5 million increase in the average balance of other investments primarily due to the Company's efforts to rebuild its liquidity portfolio with an eye toward addressing its relatively high tax burden, offset by a decrease in the average yield from 5.98% for the first quarter of 1997 to 5.84% over the same period in 1998. Interest earned on these investments for the second quarter increased $32,000 due to a $1.4 million increase in average investments augmented by an increase in average yields from 5.95% to 6.24% as some short term investments were invested in longer term securities.

     Interest expense for the six months ended June 30, 1998 increased $594,000 over the same period in 1997. This increase was primarily due to an increase of $24.9 million in average interest-bearing liabilities, consisting of an additional $19.7 million in the average balance of customer deposit accounts and a $5.2 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest-bearing liabilities was 4.86% for the first six months of 1997 and 4.85% for the first six months of 1998. Interest expense increased $244,000 for the second quarter of 1998 over the same period in 1997 primarily due to a $20.4 million increase in average interest-bearing liabilities with no substantive change in the average rate for the three month period.

     Provision for Loan Losses. The Company establishes its provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. During 1996 the Company recorded an $800,000 provision for loan losses primarily in response to the situation involving Bennett Funding Group (Bennett) of Syracuse, New York through which the Company owned $2.4 million of equipment leases. A settlement involving the restructuring of these loans was reached during the second quarter of 1997 and resulted in a write down of $319,000. Management continues to allocate $651,000 of the $1.5 million allowance to the remaining leases and the restructured loan to provide for potential losses. It is believed that this reserve allocation will be sufficient to cover any losses. The Company recorded a $54,000 provision for loan losses during the first six months of 1998 as a result of its analysis of the Company's current loan portfolio. In addition to the $2.1 million of Bennett leases there were $544,000 of non-performing or restructured loans at June 30, 1998, consisting of four single family residences and five non-mortgage loans. The Company's allowance equaled 0.80% and 0.84% of total loans receivable, including loans held for sale, at June 30, 1998 and June 30, 1997 respectively. Non-performing loans totaled $2.1 million at December 31, 1997 and $2.6 million at June 30, 1998, representing representing 1.02% of total assets 1.20% of total assets respectively.

     Non-Interest Income. Non-interest income for the six months ended June 30, 1998 increased by $295,000, or 73.93%, over the same period in 1997. This was primarily due to a $134,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales activity, an $82,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts, and a $40,000 increase in fees on various debit and credit card products. Non-interest income for the second quarter of 1998 increased by $188,000 over the same period in 1997, primarily due to a $117,000 increase in the gain on the sale of loans in the secondary market and a $39,000 increase in service charges and fees on transaction accounts.

     Non-Interest Expense. Non-interest expense for the six months ended June 30, 1998 increased $332,000 over the same period in 1997. The major components of this increase included a $175,000 increase in salaries and employee benefits and a $37,000 increase in advertising expense. The increases were primarily incurred in connection with the opening of the Company's fourth branch. Non-interest expense for the second quarter of 1998 increased by $160,000 over the same period in 1997, primarily due to an $83,000 increase in salaries and employee benefits, a $15,000 increase in advertising expense and an $18,000 increase in occupancy expenses as a result of the additional branch office.

     Income Tax Expense. The Company's income tax provision increased by $165,000 for the six months ended June 30, 1998 compared to the same period in 1997. This was primarily due to the increase in income before income taxes. The Company's income tax provision for the second quarter of 1998 increased $99,000 over the same period in 1997 for the same reason.

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

     The Bank is required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 4.0%. The Bank's internal policy for liquidity is 6% to 8%. The Company's liquidity ratios at December 31, 1997 and June 30, 1998 were 7.76% and 8.40%, respectively.

     Capital Resources. Shareholders' equity totaled $18.4 million at June 30, 1998 compared to $17.7 million at December 31, 1997, an increase of $642,000 or 3.62%, due to net income of $914,000, and an $85,000 decrease in unearned ESOP shares and unamortized cost of Bank

Recognition and Retention Plan shares, offset by $184,000 of cash dividends paid to shareholders and $268,000 used to repurchase and retire Treasury shares. Federal regulations require the Bank to maintain certain minimum levels of regulatory capital. The regulations currently require tangible capital as defined by regulation to be at least 1.5% of total assets, as also defined by regulation, that core capital as defined be 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets as defined by regulations. At June 30, 1998 the Bank's capital ratios were as follows:

                                               Amount           Percent of
                                               (000)        applicable assets
                                              -------------------------------
      Tangible capital                        $16,778             7.70%
      Requirement                               3,269             1.50
                                              -------            -----
      Excess                                  $13,509             6.19%
                                              =======            =====


      Core capital                            $16,778             7.70%
      Requirement                               8,718             4.00
                                              -------            -----
      Excess                                  $ 8,060             3.70%
                                              =======            =====


      Risk-based Capital                      $17,826            12.39%
      Requirement                              11,510             8.00
                                              -------            -----
      Excess                                  $ 6,316             4.39%
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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On April 15, 1998, LSB Financial Corp. held its Annual Meeting of Stockholders ("Meeting").

     (b) Not applicable.

     (c) Stockholders of the Company voted on the following matters at the meeting.

Election of the following persons as directors of the Company for terms of three years:

                               Votes             Votes                              Broker
                                For             Withheld         Abstentions       Non-votes
                               -----            --------         -----------       ---------
Mariellen M. Neudeck           665,462           2,719               -0-              -0-
Harry A. Dunwoody              666,206           1,975               -0-              -0-
C. Wesley Shook                663,536           4,645               -0-              -0-

                               Votes             Votes                              Broker
                                For             Against          Abstentions       Non-votes
                               -----            -------          -----------       ---------
Ratification of                665,965           1,196              1,020             -0-
the appointment

of Crowe,  Chizek
and Company LLP
as auditors of the
Company for the
fiscal year ended
December 31, 1998.


Item 5. OTHER INFORMATION

     If a stockholder proposal is not received by the Company by November 19, 1998, but otherwise meets the Company's eligibility requirements to be presented at the next Annual meeting of Stockholders, the persons named in the Company's form of proxy and acting thereon will have the discretion to vote on any such proposal in accordance with their best judgment if the proposal is received at the Company's main office later than February 2, 1999.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

             See Exhibit Index


     (b)  Reports on Form 8-K

             None to be reported.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              LSB FINANCIAL CORP.
                                                 (Registrant)



Date   August 5, 1998                         /S/JOHN W. COREY
                                              ----------------------------------
                                              John W. Corey, President
                                              (Principal Executive Officer)


Date   August 5, 1998                         /S/MARY JO DAVID
                                              ----------------------------------
                                              Mary Jo David, Treasurer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number
------

  11           Computation of Per Share Earnings
  27           Financial Data Schedule