Form 10QSB
period 1998-09-30
LSB FINANCIAL CORP
filed 1998-11-12
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

     [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              CLASS                              OUTSTANDING AT NOVEMBER 9, 1998
              -----                              -------------------------------
Common stock, par value $.01 per share                      932,936

        Transitional Small Business Disclosure Format:   YES [ ]   NO [X]

LSB FINANCIAL CORP.

INDEX

PART I.   FINANCIAL INFORMATION..........................................    1
Item 1.   Financial Statements (Unaudited)...............................    1

Consolidated Statements of Financial Condition ..........................    1
Consolidated Statements of Income........................................    2
Consolidated Statements of Changes in Shareholders' Equity...............    3
Consolidated Statements of Cash Flow.....................................    4
Notes to Consolidated Financial Statements...............................  5-6

Item 2.   Management's Discussion of Recent Operating Results............ 7-11

PART II.  OTHER INFORMATION..............................................   12

          SIGNATURES.....................................................   13

          EXHIBIT INDEX..................................................   14

                               LSB FINANCIAL CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                         December 31,    September 30,
                                                             1997            1998
                                                        ------------------------------
Assets
  Cash and cash equivalents                               $   9,938       $  11,223
  Available-for-sale securities                               7,863          10,783
  Loans held for sale                                         1,265           2,997
   Total loans                                              178,745         193,036
  Less: Allowance for loan losses                            (1,478)         (1,558)
                                                        ------------------------------
    Net loans                                               177,267         191,478

  Premises and equipment, net                                 4,912           4,965
  FHLB stock, at cost                                         2,600           2,825
  Accrued interest receivable and other assets                2,739           2,773
                                                        ------------------------------
   Total Assets                                           $ 206,584       $ 227,044
                                                        ==============================

Liabilities and Shareholders' Equity

Liabilities
  Deposits                                                $ 137,686       $ 157,387
  Advances from FHLB                                         50,000          50,000
  Note payable                                                  189             164
  Accrued interest payable and other liabilities                975           1,315
                                                        ------------------------------
    Total liabilities                                       188,850         208,866


Shareholders' Equity
  Common stock                                                    9               9
  Additional paid-in-capital                                  7,854           8,409
  Retained earnings                                          10,677          10,374
  Unearned ESOP shares                                         (570)           (510)
  Unamortized cost of recognition and retention plan           (242)           (175)
  Accumulated other comprehensive income                          6              71
                                                        ------------------------------
    Total shareholders' equity                               17,734          18,178
                                                        ------------------------------
Total liabilities and shareholders' equity                $ 206,584       $ 227,044
                                                        ==============================

See accompanying notes

                               LSB FINANCIAL CORP.
                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                           Three months ended        Nine months ended
                                                              September 30,             September 30,
                                                           1997         1998         1997         1998
                                                       --------------------------------------------------
Interest Income
  Loans, including related fees                          $ 3,702      $ 4,092      $10,569      $11,863
  Available-for-sale securities                              170          199          497          617
  FHLB stock                                                  54           59          154          161
                                                       --------------------------------------------------
    Total interest income                                  3,926        4,350       11,220       12,641

Interest Expense
  Deposits                                                 1,540        1,741        4,395        4,984
  Borrowings                                                 726          772        2,020        2,272
                                                       --------------------------------------------------
    Total interest expense                                 2,266        2,513        6,415        7,256

Net interest income                                        1,660        1,837        4,805        5,385
  Provision for loan losses                                   24           30           72           84
                                                       --------------------------------------------------
Net interest income after provision for loan losses        1,636        1,807        4,733        5,301

Noninterest Income
  Service charges and fees                                   120          131          308          401
  Net gain on mortgage loans originated for sale              63           90          168          329
  Gain on sale of securities                                   0            0            0            0
  Other                                                       63           98          167          283
                                                       --------------------------------------------------
    Total noninterest income                                 246          319          643        1,013


Noninterest Expense
  Salaries and benefits                                      603          710        1,788        2,070
  Occupancy and equipment, net                               194          238          573          646
  Computer service                                            60           65          186          190
  Advertising                                                 81           80          220          257
  Other                                                      257          309          741          885
                                                       --------------------------------------------------
    Total noninterest expense                              1,195        1,402        3,508        4,048

Income before income taxes                                   687          724        1,868        2,266
  Less: income taxes                                         273          295          736          923
                                                       --------------------------------------------------
Net income                                               $   414      $   429      $ 1,132      $ 1,343
                                                       ==================================================

Earnings per share (Note 3)                              $  0.44      $  0.48      $  1.19      $  1.55
Diluted Earnings per Share                               $  0.44      $  0.46      $  1.19      $  1.49
Book value per share                                     $ 19.21      $ 20.75      $ 19.21      $ 20.75

See accompanying notes

                               LSB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                  Unamortized
                                                                                    Cost of                  Accumulated
                                               Additional              Unearned   Recognition                   Other
                                       Common    Paid-In    Retained     ESOP    and Retention   Treasury   Comprehensive
                                        Stock    Capital    Earnings    Shares        Plan        Stock         Income       Total
                                     -----------------------------------------------------------------------------------------------
Balance at January 1, 1997               $11     $10,143     $10,289     ($653)      ($332)      ($2,629)        ($33)      $16,796

Exercise of stock option                               3                                                                          3
ESOP shares earned                                    65                    62                                                  127
RRP expense                                                                             68                                       68
Treasury stock acquired and retired       (2)     (3,260)                                          2,629                       (633)
Cash dividends paid                                             (233)                                                          (233)
Stock dividends paid                                 867        (867)                                                             0
  Comprehensive income
    Net income                                                  1132                                                          1,132
    Change in unrealized gain/(loss)                                                                               30            30
                                                                                                                            -------
Total comprehensive income                                                                                                    1,162
                                     -----------------------------------------------------------------------------------------------
Balance at September 30, 1997             $9      $7,818     $10,321     ($591)      ($264)           $0          ($3)      $17,290
                                     ===============================================================================================


Balance at January 1, 1998                $9      $7,854     $10,677     ($570)      ($242)           $0           $6       $17,734
Exercise of stock option                   1          19                                                                         20
ESOP shares earned                                   129                    60                                                  189
RRP expense                                                                             67                                       67
Treasury stock acquired and retired                 (952)                                                                      (952)
Cash Dividends paid                                             (280)                                                          (280)
Stock Dividends paid                      (1)      1,359      (1,366)                                                            (8)
  Comprehensive income
    Net income                                                 1,343                                                          1,343
    Change in unrealized loss                                                                                      65            65
                                                                                                                            -------
Total comprehensive income                                                                                                    1,408
                                     -----------------------------------------------------------------------------------------------
Balance at September 30, 1998             $9      $8,409     $10,374     ($510)      ($175)           $0          $71       $18,178
                                     ===============================================================================================

See accompanying notes

                               LSB FINANCIAL CORP.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                           For the 9 months ended
                                                               September 30,
                                                            1997           1998
                                                        ---------------------------
Cash Flows from Operating Activities
Net Income                                                $  1,132       $  1,343
Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization                              260            294
    Net amortization/(accretion) on securities                  26             (2)
    Gain on sale of securities                                   0              0
    Writedown  of loans held for sale                            0              0
    Gain on sale of loans                                     (168)          (329)
    Loans originated for sale, net of sales proceeds         5,406         (1,403)
    Deferred loan fees, net                                    (50)           (64)
    Provision for loan losses                                   72             84
    Employee stock ownership plan shares earned                127            189
    Change in assets and liabilities
      Accrued interest receivable                             (143)           (91)
      Other assets                                            (184)            72
      Accrued interest payable                                 (19)           (21)
      Other liabilities                                          1            137
                                                        ---------------------------
Net cash from operating activities                           6,460            209

Cash Flows from Investing Activities
Purchases of available-for-sale securities                  (3,672)        (6,297)
Proceeds from paydowns and maturities of
  available-for-sale securities                              1,973          3,497
Sales of available-for-sale securities                           0              0
Purchase of Federal Home Loan Bank stock                       (25)          (225)
Loans made to customers net of payments received           (21,808)       (14,232)
Property and equipment expenditures                            (52)          (347)
                                                        ---------------------------
Net cash from investing activities                         (23,584)       (17,604)

Cash Flows from Financing Activities
Net change in deposits                                      18,545         19,702
Proceeds from Federal Home Loan Bank advances               29,000         12,500
Payments on Federal Home Loan Bank advances                (32,500)       (12,500)
Net change in advances from borrowers
  for taxes and insurance                                      161            223
Payments on note payable                                       (23)           (25)
Treasury Stock Purchased                                      (633)          (952)
Dividends paid                                                (233)          (288)
Stock options exercised                                          3             20
                                                        ---------------------------
Net cash from financing activities                          14,320         18,680

Net change in cash and equivalents                          (2,804)         1,285
Cash and equivalents at January 1                            9,798          9,938
                                                        ---------------------------

Cash and equivalents at September 30                      $  6,994       $ 11,223
                                                        ===========================

       See accompanying notes

                               LSB FINANCIAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

                                            Quarter ended                Year-to-date
                                             September 30                September 30
                                          1998         1997           1998         1997
                                      -----------   -----------   -----------   -----------
Weighted average shares outstanding       887,655       897,894       864,727       868,913
(excluding unearned ESOP shares)

Shares used to compute diluted
    earnings per share                    925,010       933,089       900,749       902,432


Earnings per share                       $   0.48      $   0.46      $   1.55      $   1.24

Diluted earnings per share               $   0.46      $   0.44      $   1.49      $   1.19

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

Impact of the Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing and other critical systems are supplied by outside vendors. The Company has already contacted each vendor to request timetables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that most of its primary service providers anticipate that all reprogramming efforts will be completed in enough time to allow for testing. The Company plans to test the mission critical systems by March 1999. All vendors have either certified their current system as Year 2000 compliant or have stated that they will provide an upgrade to the system to make it compliant. The Company will pursue other options if it appears that these vendors will be unable to comply. The Company has prepared contingency plans for all mission critical systems. Management does not expect these costs to have a significant impact on its financial position or results of operations, however, there can be no assurance that the vendors' systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software that will not be Year 2000 compliant and has already purchased new equipment and software. These capital expenditures are expected to total approximately $182,000.

Financial Condition

     Comparison of Financial Condition at September 30, 1998 and December 31, 1997.

     Total assets increased $20.5 million during the nine months from December 31, 1997 to

September 30, 1998. This increase was primarily due to a $14.2 million increase in the Company's loan portfolio augmented by a $1.7 million increase in the Company's loans held for sale as the Company continued its efforts to grow and migrate its balance sheet toward the higher-yielding multi-family and commercial real estate, land development and consumer loan portfolios. A $19.7 million increase in deposits was used to fund loan growth. Non-performing loans increased from $2.1 million at December 31, 1997 to $2.5 million at September 30, 1998. Non-performing loans at September 30, 1998 consisted of $2.1 million of purchased equipment leases, $285,000 in single-family residences and $178,000 in non-mortgage loans. Shareholders' equity increased from $17.7 million at December 31, 1997 to $18.2 million at September 30, 1998, an increase of $444,000 primarily due to $1.3 million in net income partially offset by the repurchase of an additional $268,000 of the Company's stock as part of an ongoing 5.00% stock buy-back program and by $191,000 in cash dividends to shareholders.

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 1997 and September 30, 1998.

     General. Net income for the nine months ended September 30, 1998 was $1.3 million, an increase of $211,000 or 18.64% over net income of $1.1 million for the nine months ended September 30, 1997. This increase was primarily due to a $580,000 increase in net interest income and a $370,000 increase in non-interest income in the first nine months of 1998, offset by a $540,000 increase in operating expenses and a $187,000 increase in the provision for income taxes. Net income for the third quarter of 1998 was $429,000 compared to $414,000 for the same period in 1997 due primarily to a $177,000 increase in net interest income and a $73,000 increase in non-interest income, offset by a $207,000 increase in non-interest expenses and a $22,000 increase in the provision for income taxes.

     Net Interest Income. Net interest income for the nine months ended September 30, 1998 increased $580,000, or 12.07%, over the same period in 1997. Net interest income for the third quarter of 1998 similarly increased $177,000, or 10.66%, over the same period in 1997. These increases were primarily attributable to the success of management's continuing efforts to grow and focus on higher-yielding multi-family and commercial real estate, land development and consumer loans. The Company's net interest margin (net interest income divided by average interest-earning assets) decreased from 3.55% for the nine months ended September 30, 1997 to 3.49% for the nine months ended September 30, 1998. The decline in yield was offset by increased volume as average interest-earning assets increased from $180.6 million for the first nine months of 1997 to $206.0 million for the first nine months of 1998. The interest rate spread for the first nine months decreased from 3.37% for 1997 to 3.31% for 1998.

     Interest income on loans increased $1.3 million or 12.24% for the nine months ended September 30, 1998 compared to the same nine months in 1997, primarily the result of an increase of $20.7 million in average loans outstanding. This increase was primarily due to an active residential real estate market in 1998 due to a continued low interest rate environment, a strong local economy and the ongoing success of the Company's focus on multi-family and commercial real estate, land development and consumer loan production. These higher-yielding portfolios increased from $80.7 million at December 31, 1997 to $101.9 million at September 30, 1998.

The average yield on loans remained virtually constant at 8.47% for the first nine months of 1997 and 8.45% for the first nine months of 1998, as the higher yield in the non-residential portfolios was offset by the lower rates on one-to-four family loans. Interest income on loans increased $390,000 for the third quarter of 1998 compared to the third quarter of 1997 due primarily to a $20.7 million increase in average loans.

     Interest earned on other investments and FHLB stock increased by $127,000 for the nine months ended September 30, 1998 compared to the same nine months in 1997. This was the result of an overall $4.7 million increase in the average balance of other investments primarily due to the Company's efforts to rebuild its liquidity portfolio with an eye toward addressing its relatively high tax burden, offset by a decrease in the average yield from 6.12% for the first three quarters of 1997 to 5.51% due primarily to falling interest rates over the period. Interest earned on these investments for the third quarter increased $34,000 due to a $6.9 million increase in average investments due to a $9.9 million increase in deposits which were temporarily placed in short term investments pending anticipated loan growth and partially offset by a decrease in average yields from 6.39% to 4.93% resulting from falling interest rates and the increase in shorter term investments.

     Interest expense for the nine months ended September 30, 1998 increased $841,000 over the same period in 1997. This increase was primarily due to an increase of $24.5 million in average interest-bearing liabilities, consisting of an additional $20.0 million in the average balance of customer deposit accounts and a $4.5 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest-bearing liabilities was 4.92% for the first nine months of 1997 and 4.87% for the first nine months of 1998. Interest expense increased $247,000 for the third quarter of 1998 over the same period in 1997 primarily due to a $24.0 million increase in average interest-bearing liabilities partially offset by a decrease in the average cost of liabilities from 5.02% to 4.91% due to falling interest rates.

     Provision for Loan Losses. The Company establishes its provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. During 1996 the Company recorded an $800,000 provision for loan losses primarily in response to the situation involving Bennett Funding Group (Bennett) of Syracuse, New York through which the Company owned $2.4 million of equipment leases. A settlement involving the restructuring of these loans was reached during the second quarter of 1997 and resulted in a write down of $319,000. Management continues to allocate $651,000 of the $1.6 million allowance to the remaining leases and the restructured loan to provide for potential losses. It is believed that this reserve allocation will be sufficient to cover any losses. The Company recorded an $84,000 provision for loan losses during the first nine months of 1998 as a result of its analysis of the current loan portfolio. In addition to the $2.1 million of Bennett leases there were $463,000 of non-performing or restructured loans at September 30, 1998, consisting of three single family residences and seven non-mortgage loans. The Company's allowance equaled 0.79% and 0.83% of total loans receivable, including loans held for sale, at September 30, 1998 and September 30, 1997 respectively. Non-performing loans totaled $2.1 million at December 31, 1997 and $2.5 million at September 30, 1998, representing 1.02% and 1.11% of total assets respectively.

     Non-Interest Income. Non-interest income for the nine months ended September 30, 1998 increased by $370,000, or 57.54%, over the same period in 1997. This was primarily due to a $161,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales activity, a $93,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts, and a $116,000 increase in fees on various debit and credit card products. Non-interest income for the third quarter of 1998 increased by $73,000 over the same period in 1997, primarily due to a $27,000 increase in the gain on the sale of loans in the secondary market and a $35,000 increase in fees on various debit and credit card products.

     Non-Interest Expense. Non-interest expense for the nine months ended September 30, 1998 increased $540,000, or 15.39% over the same period in 1997. The major components of this increase included a $282,000 increase in salaries and employee benefits and a $73,000 increase in occupancy and equipment expense. The increase in salaries was incurred primarily in connection with the increased loan origination activity, and the increase in occupancy expense was primarily due to the purchase of hardware and software in response to attaining Year 2000 compliance. Non-interest expense for the third quarter of 1998 increased by $207,000 over the same period in 1997, primarily due to a $107,000 increase in salaries and employee benefits, and a $44,000 increase in occupancy expenses as a result of Year 2000 compliance efforts.

     Income Tax Expense. The Company's income tax provision increased by $187,000 for the nine months ended September 30, 1998 compared to the same period in 1997. This was primarily due to the increase in income before income taxes. The Company's income tax provision for the third quarter of 1998 increased $22,000 over the same period in 1997 for the same reason.

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

     The Bank is required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 4.0%. The Bank's internal policy for liquidity is 6% to 8%. The Company's liquidity ratios at December 31, 1997 and September 30, 1998 were 7.76% and 9.78%, respectively.

     Capital Resources. Shareholders' equity totaled $18.2 million at September 30, 1998 compared to $17.7 million at December 31, 1997, an increase of $444,000 or 2.50%, due to net income of $1.3 million, and a $256,000 decrease in unearned ESOP shares and unamortized cost of Bank Recognition and Retention Plan shares, offset by $280,000 of cash dividends paid to shareholders and $952,000 used to repurchase shares. Federal regulations require the Bank to maintain certain minimum levels of regulatory capital. The regulations currently require tangible capital as defined by regulation to be at least 1.5% of total assets, as also defined by regulation, that core capital as defined be 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets as defined by regulations. At September 30, 1998 the Bank's capital ratios were as follows:

                                                 Amount         Percent of
                                                  (000)      applicable assets
                                                 -------     -----------------
     Tangible capital                            $16,584           7.32%
     Requirement                                   3,396           1.50
                                                 -------          -----
     Excess                                      $13,188           6.19%
                                                 =======          =====


     Core capital                                $16,584           7.32%
     Requirement                                   9,056           4.00
                                                 -------          -----
     Excess                                      $ 7,528           3.32%
                                                 =======          =====


     Risk-based Capital                          $17,632          11.72%
     Requirement                                  12,039           8.00
                                                 -------          -----
     Excess                                      $ 5.593           3.72%
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



                                      LSB FINANCIAL CORP.
                                      (Registrant)



Date   November 9, 1998               /S/JOHN W. COREY
                                      ------------------------------------------
                                              John W. Corey, President
                                              (Principal Executive Officer)


Date   November 9, 1998               /S/MARY JO DAVID
                                      ------------------------------------------
                                              Mary Jo David, Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number
------

    11                  Computation of Per Share Earnings

    27                  Financial Data Schedule