Form 10KSB
period 1998-12-31
LSB FINANCIAL CORP
filed 1999-04-01
CIK 930405

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer had $18.418 million in gross income for the year ended December 31, 1998.

     As of March 20, 1999, there were issued and outstanding 917,586 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of March 20, 1999, was approximately $20.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-KSB--1998 Annual Report to Stockholders.

     PART III of Form 10-KSB--Proxy Statement for the 1998 Annual Meeting of Stockholders.

================================================================================

                           FORWARD-LOOKING STATEMENTS

     LSB Financial Corp. and its wholly-owned subsidiary Lafayette Savings Bank, FSB may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB and its exhibits, and in other communications by us, which are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

     o the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

     o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

     o    inflation, interest rate, market and monetary fluctuations;

     o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

     o the willingness of users to substitute competitors' products and services for our products and services;

     o our success in gaining regulatory approval of our products and services, when required;

     o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

     o    the impact of technological changes;

     o    acquisitions;

     o    changes in consumer spending and saving habits; and

     o    our success at managing the risks involved in the foregoing.

     This list of important factors is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that we may make.

                                     PART I

Item  1. Description of Business

General

     LSB Financial Corp. is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB for the purpose of becoming a thrift institution holding company. Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana. Originally organized in 1869, Lafayette Savings converted to a federal savings bank in 1984. Lafayette Savings' deposits are insured up to the applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). In February 1995, Lafayette Savings converted to the stock form of organization through the sale and issuance of 1,029,576 shares of its common stock to LSB Financial. LSB Financial's principal asset is the outstanding stock of Lafayette Savings. LSB Financial presently has no separate operations and its business consists only of the business of Lafayette Savings. References in this Form 10-KSB to "we", "us", and "our" refer to LSB Financial and/or Lafayette Savings as the context requires.

     We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana through our three retail banking offices. At December 31, 1998, we had total assets of $232.8 million, deposits of $161.8 million and shareholders' equity of $18.2 million.

     Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

     Our executive offices are located at 101 Main Street, Lafayette, Indiana 47902. Our telephone number at that address is (765) 742-1064.

Lending Activities

     General. Our principal lending activity is the origination of conventional mortgage loans for the purpose of purchasing, constructing, or refinancing owner-occupied one- to four-family residential real estate located in our primary market area. We also originate non-owner occupied one- to four-family residential, multi-family and land development, commercial real estate, consumer and commercial business loans.

     In the mid 1980's, we began originating adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long term, fixed-rate loans. As a result of continued consumer demand for long-term, fixed rate loans, we have continued to originate such loans. We underwrite these mortgage loans utilizing secondary market guidelines allowing them to be saleable, without recourse, primarily to Freddie Mac. The sale of these loans results in additional short-term income and improves our interest rate risk position. We generally retain servicing rights on loans sold in the secondary market. Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate and commercial business loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management; Market Risk Analysis" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

     Our loan officers and certain executive officers have approval authority on loans depending on the type and amount of the loan. All owner-occupied residential loans greater than $250,000 and all non-owner occupied residential loans and commercial business loans of $350,000 or more must be approved by the loan committee of the board of directors. Any loan or aggregate of loans to one borrower of $1.0 million or more must be approved by a majority of the full board of directors.

     At December 31, 1998, the maximum amount we could have loaned to any one borrower and the borrower's related entities was $2.8 million. Our largest lending relationship to a single borrower or a group of related borrowers totaled $2.6 million at December 31, 1998, consisting of two loans to a single borrower secured by a multi-family dwelling and a single family residence. The second largest lending relationship totaled $2.4 million, consisting of multiple loans to a single borrower secured by multi-family rental properties. The third largest lending relationship totaled $2.2 million, consisting of multiple loans to a single borrower secured by one- to four-family and multi-family rental properties. All of these loans were performing in accordance with their terms at December 31, 1998. At December 31, 1998, we had 26 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $1.0 million, all of which were performing in accordance with their repayment terms.

     Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

                                                                            December 31,
                                   -------------------------------------------------------------------------------------------------

                                         1994                1995               1996                 1997               1998
                                   ----------------    ----------------    ---------------     ----------------    -----------------
                                   Amount   Percent    Amount   Percent    Amount  Percent     Amount   Percent    Amount    Percent
                                   ------   -------    ------   -------    ------  -------     ------   -------    ------    -------
                                                                       (Dollars in Thousands)
Real Estate Loans
 One-to four-family ...........   $ 69,139    68.53%  $ 86,231   62.40%   $ 96,987   57.72%   $104,416    56.39%  $113,231    55.08%
 Multi-family .................      7,643     7.58     12,044    8.72      19,610   11.67      20,382    11.01     25,530    12.42
 Commercial ...................     10,712    10.62     15,034   10.88      19,032   11.33      20,888    11.28     26,342    12.82
 Land and land development ....      2,915     2.89      3,880    2.81       3,334    1.98       6,020     3.25      6,174     3.00
 Construction .................      3,251     3.22     10,379    7.51      14,447    8.60      14,326     7.74     12,220     5.95
                                  --------   ------   --------  ------    --------  ------    --------   ------   --------   ------
   Total Real Estate Loans ....     93,660    92.84    127,568   92.32     153,410   91.30     166,032    89.67    183,497    89.27
                                  --------   ------   --------  ------    --------  ------    --------   ------   --------   ------

Other Loans

 Consumer loans:
  Home Equity .................      3,393     3.36      4,124    2.98       7,415    4.41      10,012     5.41     10,572     5.14
  Home improvement ............        184     0.18         53    0.04         212    0.13         140     0.08        301     0.15
  Automobile ..................        380     0.38        794    0.57         792    0.47       1,633     0.88      1,639     0.80
  Deposit account .............        330     0.33        144    0.10         238    0.14         165     0.09         66     0.03
  Other .......................        333     0.32        933    0.68       1,151    0.68       1,348     0.73      1,848     0.90
                                  --------   ------   --------  ------    --------  ------    --------   ------   --------   ------
     Total consumer loans .....      4,620     4.57      6,048    4.37       9,808    5.83      13,298     7.19     14,426     7.02
 Commercial business loans ....      2,614     2.59      4,570    3.31       4,825    2.87       5,823     3.14      7,627     3.71
                                  --------   ------   --------  ------    --------  ------    --------   ------   --------   ------
   Total other loans ..........      7,234     7.16     10,618    7.68      14,633    8.70      19,121    10.33     22,053    10.73
                                  --------   ------   --------  ------    --------  ------    --------   ------   --------   ------
      Total loans .............    100,894   100.00%   138,186  100.00%    168,043  100.00%    185,153   100.00%   205,550   100.00%
                                  --------   ======   --------  ======    --------  ======    --------   ======   ========   ======

Less:
  Loans in process ............      1,095               4,516               6,755               4,859               4,401
  Deferred fees and discounts .        271                 315                 357                 284                 225
  Allowance for losses ........        926                 922               1,715               1,478               1,578
                                  --------            --------            --------            --------            --------
    Total loans receivable, net   $ 98,602            $132,433            $159,216            $178,532            $199,346
                                  ========            ========            ========            ========            ========

     The following table shows the composition of our loan portfolio, including loans held for sale, by fixed- and adjustable-rate at the dates indicated. The one- to four-family fixed-rate loans include $14.7 million, $17.3 million and $16.7 million of loans at December 31, 1996, 1997 and 1998, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

                                                                            December 31,
                                   -------------------------------------------------------------------------------------------------

                                         1994                1995               1996                 1997               1998
                                   ----------------    ----------------    ---------------     ----------------    -----------------
                                   Amount   Percent    Amount   Percent    Amount  Percent     Amount   Percent    Amount    Percent
                                   ------   -------    ------   -------    ------  -------     ------   -------    ------    -------
                                                                       (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family .........   $ 32,212    31.93%   $ 41,222    29.83%   48,204    28.69%  $ 46,036    24.86%  $ 50,480    24.57%
  Multi-family ................         56     0.06         457     0.33       401     0.24        857     0.46        434     0.21
  Commercial ..................      2,532     2.51       2,096     1.52     2,791     1.66      1,107     0.60      1,179     0.57
  Construction                       3,251     3.22      10,379     7.51    14,447     8.60     14,326     7.74      2,427     1.18
  Land and land development ...        --        --          --       --       762     0.45      1,197     0.65      1,629     0.79
                                  --------   ------    --------   ------   -------   ------   --------   ------   --------   ------
   Total Real Estate Loans ....     38,051    37.72      54,154    39.19    66,605    39.64     63,523    34.31     56,149    27.32
  Consumer ....................      1,063     1.05       1,619     1.17     2,393     1.42      2,738     1.48      3,152     1.53
  Commercial business .........      2,012     1.99       4,570     3.31     4,103     2.44      5,131     2.77      5,567     2.71
                                  --------   ------    --------   ------   -------   ------   --------   ------   --------   ------
    Total fixed-rate loans ....     41.126    40.76      60,343    43.67    73,101    43.50     71,392    38.56     64,868    31.56
                                  --------   ------    --------   ------   -------   ------   --------   ------   --------   ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family .........     36,927    36.60      45,009    32.57    48,783    29.03     58,380    31.53     62,751    30.53
  Multi-family ................      7,587     7.52      11,587     8.39    19,209    11.43     19,525    10.55     25,096    12.21
  Commercial ..................      8,180     8.11      12,938     9.36    16,241     9.66     19,781    10.68     25,163    12.24
  Construction ................         --       --          --       --        --       --         --       --      9,793     4.76
  Land and land development ...      2,915     2.89       3,880     2.81     2,572     1.54      4,823     2.60      4,545     2.21
                                  --------   ------    --------   ------   -------   ------   --------   ------   --------   ------
   Total Real Estate Loans ....     55,609    55.12      73,414    53.13    86,805    51.66    102,509    55.36    127,348    61.95
  Consumer ....................      3,557     3.52       4,429     3.20     7,415     4.41     10,560     5.70     11,274     5.49
  Commercial business .........        602     0.60        --         --       722     0.43        692     0.38      2,060     1.00
                                  --------   ------    --------   ------   -------   ------   --------   ------   --------   ------
    Total adjustable-rate loans     59.768    59.24      77,843    56.33    94,942    56.50    113,761    61.44    140,682    68.44
                                  --------   ------    --------   ------   -------   ------   --------   ------   --------   ------
    Total loans ...............    100,894   100.00%    138,186   100.00%  168,043   100.00%   185,153   100.00%   205,550   100.00%
                                  --------   ======    --------   ======   -------   ======   --------   ======   --------   ======

Less:
  Loans in process ............      1,095                4,516              6,755               4,859               4,401
  Deferred fees and discounts .        271                  315                357                 284                 225
  Allowance for losses ........        926                  922              1,715               1,478               1,578
                                  --------             --------           --------            --------            --------
    Total loans receivable, net   $ 98,602             $132,433           $159,216            $178,532            $199,346
                                  ========             ========           ========            ========            ========

     The following schedule illustrates the maturities of our loan portfolio at December 31, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                         Real Estate
                     -------------------------------------------------------
                                         Multi-family     Construction, Land
                           One-              and                 and                              Commercial
                       to Four-Family     Commercial       Land Development       Consumer          Business            Total
                     ----------------   ----------------  ------------------  ----------------  -----------------  -----------------

                              Weighted          Weighted           Weighted           Weighted           Weighted           Weighted
                               Average           Average            Average            Average            Average            Average
                      Amount    Rate    Amount    Rate     Amount    Rate     Amount    Rate    Amount     Rate    Amount     Rate
                      ------    ----    ------    ----     ------    ----     ------    ----    ------     ----    ------     ----
                                                                 (Dollars in Thousands)

    Due During
   Years Ending
   December 31,
-----------------
1999 .............   $  4,831   8.29%  $    930   9.11%  $  5,235    8.70%  $    386    8.91%  $  2,913    9.48%  $ 14,295     8.89%
2000 .............        292   8.68         13   9.50      2,550    8.48        983    8.67      2,190    1.15      6,028     5.86
2001 .............      1,084   8.01        277   7.69         91    7.37      2,572    8.43      1,124    8.47      5,148     8.29
2002 and 2003 ....      2,565   8.08        648   7.95        173    8.57     10,139    7.81        617    9.16     14,142     7.93
2004 to 2008 .....      7,173   8.10      2,646   8.92         15   11.00        346    9.25        593    8.19     10,773     7.89
2009 to 2018 .....     21,587   7.73     29,763   8.50        437    7.63       --      --          190    8.75     51,977     7.78
2019 and following     75,699   7.68     17,595   7.55      9,893    7.55       --      --         --      --      103,187     8.03
                     --------          --------          --------           --------           --------           --------
 TOTAL ...........   $113,231   7.77%  $ 51,872   8.46%  $ 18,394    8.02%  $ 14,426    8.04%  $  7,627    6.16%  $205,550     7.93%
                     ========          ========          ========           ========           ========           ========


     The total amount of loans due to mature after December 31, 1999 which have fixed interest rates is $74.9 million, and which have adjustable or renegotiable interest rates is $116.4 million.

One- to Four-Family Residential Real Estate Lending

     Our lending program focuses on the origination of permanent loans secured by mortgages on owner-occupied, one- to four-family residences. We also originate loans secured by nonowner-occupied, one- to four-family residences. At December 31, 1998, $113.2 million, or 55.08% of our total loan portfolio consisted of permanent loans secured by one- to four-family residences.
Substantially all of these loans were secured by properties located in our primary market area. We originate a variety of residential loans, including conventional 15 and 30 year fixed-rate loans, fixed-rate loans convertible to adjustable rate loans, adjustable rate loans and balloon loans.

     Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the adjustable rate loans originated by us are subject to adjustment at one, three or five year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one, three or five year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed-rates loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. At December 31, 1998, the total balance of one- to four- family adjustable rate loans was $62.7 million, or 30.53% of our gross loan portfolio. We generally retain adjustable rate loans in our portfolio pursuant to the asset/liability management strategy. Three-year and five-year adjustable rate loans represented $60.2 million and one-year adjustable rate loans represented $2.5 million of our total adjustable rate loans at December 31, 1998.

     We also offer fixed-rate mortgage loans to owner occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed-rate loans with terms over 15 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management; Market Risk Analysis" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report. Interest rates charged on these fixed-rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

     In 1995, we expanded our product line to better compete for residential mortgage loan customers by offering 30 year, fixed-rate mortgage loans which, after five or seven years convert to our standard one-year adjustable rate mortgage for the remainder of the term.

     We had $42.5 million in nonowner-occupied one- to four-family residential loans at December 31, 1998. These loans are underwritten using the same criteria as owner-occupied, one-to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed-rate, adjustable-rate and convertible rate loans, with terms of up to 30 years.

     We originate residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied residential loans and up to 80% for nonowner-occupied residential loans. We require private mortgage insurance in an amount intended to reduce our exposure to 80% or less of the lesser of the purchase price or appraised value of the underlying collateral.

     In underwriting one- to four-family residential real estate loans, we evaluate both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing owner-occupied one- to four-family residential real estate loans that we make are appraised by independent fee appraisers. We require borrowers to obtain title insurance and fire, extended coverage casualty and flood insurance, if appropriate. Real estate loans that we originate contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

Multi-Family and Commercial Real Estate Lending

     We originate permanent loans secured by multi-family and commercial real estate. At December 31, 1998, our multi-family and commercial real estate loan portfolio totaled $51.9 million, or 25.24% of our total loan portfolio, compared to $41.3 million and $38.6 million, or 22.29% and 23.00%, at December 31, 1997 and 1996, respectively. The increase in the commercial and multi-family loan portfolio is due to the hiring during 1994 of an experienced commercial loan officer to further develop this portfolio.

     Our permanent multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, churches, warehouses, retail stores, shopping centers, small business facilities and farm properties, most of which are located within our primary market area.

     Permanent multi-family and commercial real estate loans are originated as three-year and five-year adjustable rate loans with up to a 24 year amortization. To a substantially lesser extent, such loans are originated as 10 year fixed-rate loans. The adjustable rate loans are tied to an index based on the weekly average of the three-year or five-year U.S. Treasury rate, respectively, plus a stated margin over the index. Multi-family loans and commercial real estate loans have been written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

     Appraisals on properties securing multi-family and commercial real estate loans originated in excess of $100,000 by us are performed by independent appraisers designated by us at the time the loan is made and reviewed by management. In addition, our underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships and income projections for the property.

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

Construction, Land and Land Development Lending

     We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 1998, substantially all of these loans were secured by property located within our primary market area. At December 31, 1998, we had $12.2 million in construction loans outstanding, representing 5.95% of our total loan portfolio.

     Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed-rate loans, with interest rates higher than those that we offer on one- to four-family loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1998, we had $4.3 million of construction loans to borrowers intending to live in the properties upon completion of construction.

     Construction loans to builders of one- to four-family residences have terms of six to eight months and require the payment of interest only at a fixed-rate for the loan term. We limit builders to one home construction loan at a time but would consider requests for more than one if the homes are presold. At December 31, 1998, we had $3.9 million of construction loans to builders of one-to four-family residences.

     We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase. At December 31, 1998, we had $4.0 million of loans to finance the construction of multi-family dwellings and commercial projects.

     We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to our base rate which is determined by a rate survey of a cross section of local banks. The maximum loan to value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 1998, we had $5.2 million of development loans to builders. We also make a limited number of land acquisition loans. At December 31, 1998, we had $925,000 in loans secured by land.

     Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers. The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, which is the land plus the building.

     At December 31, 1998, our largest construction and development loan was a development loan for a small residential subdivision for $900,000. We had no non-performing construction loans at December 31, 1998.

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

Consumer Lending

     We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $10.6 million or 5.14% of the total loan portfolio at December 31, 1998. We are currently offering a revolving line of credit home equity loan on which the total commitment amount may not exceed 95% of the appraised value of the property, with a five year term and minimum monthly payment requirement of interest only. At December 31, 1998, we had $11.3 million of unused credit available under our home equity line of credit program.

     Our underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, our underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Business Lending

     Our current commercial business lending activities encompass predominantly unsecured lines of credit and purchased leases secured by small business equipment such as copy and facsimile machines. At December 31, 1998, we had $523,000 of unsecured lines of credit outstanding with $631,000 of unused credit available. During the early part of 1994, we hired an experienced commercial loan officer to develop this area of lending, as well as our commercial real estate portfolio. At December 31, 1998, our commercial business loans totaled $5.5 million compared to $3.7 million at December 31, 1997, excluding $2.1 million of loans secured by purchased leases through the Bennett Funding Group. See " - Non-Performing Assets - Non-Accruing Loans." We intend to continue to increase our portfolio of commercial business loans.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which is likely to be dependent upon the general economic environment. Our commercial business loans are sometimes, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     We recognize the increased risks associated with commercial business lending. Our commercial business lending policy emphasizes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

Loan Originations, Purchases and Sales

     Real estate loans are originated by our staff of salaried loan officers and our residential mortgage loan originators who receive applications from existing customers, walk-in customers, and referrals from realtors. All types of loans may be originated in any of our four offices.

     While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by the interest rate environment. Currently, all conforming fixed-rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market. We currently sell such loans primarily to Freddie Mac while retaining the servicing rights. These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of our asset/liability management program.

     When loans are sold, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise service the loans. We receive a servicing fee for performing these services. We service for others mortgage loans that we originate and sell which amounted to $61.3 million at December 31, 1998.

     We purchase a limited amount of participation interests in real estate loans from other financial institutions outside our primary market area. We currently have loan participations in Michigan and Illinois. We carefully review and underwrite all loans to be purchased to insure that they meet our underwriting standards.

     In periods of rising interest rates, our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related operating earnings. In addition, our ability to sell loans may substantially decrease as potential buyers reduce their purchasing activities.

     The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans include $6.8 million, $4.0 million $3.3 million of loans originated during 1996, 1997 and 1998, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan

                                                                 Year Ended December 31,
                                                            --------------------------------
                                                              1996        1997        1998
                                                            --------    --------    --------
                                                                      (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family .....................   $ 15,050    $ 15,055    $ 22,717
                - multi-family ..........................      7,872       3,249       8,939
                - commercial ............................      3,690       2,944       7,849
                - construction, land and land development         48       2,644      12,318
  Non-real estate - consumer ............................      4,909       6,244       3,236
                - commercial business ...................        375        --           453
                                                            --------    --------    --------
         Total adjustable-rate ..........................     31,944      30,136      55,512
                                                            --------    --------    --------
 Fixed-rate:
  Real estate - one- to four-family .....................     21,538      23,384      39,053
                - multi-family ..........................        344        --            38
                - commercial ............................        878         706         120
                - construction, land and land development     14,117      17,986       2,531
  Non-real estate - consumer ............................      3,111       3,194       1,755
                - commercial business ...................      5,778       2,877       2,617
                                                            --------    --------    --------
         Total fixed-rate ...............................     45,766      48,147      46,114
                                                            --------    --------    --------
         Total loans originated .........................     77,710      78,283     101,626
                                                            --------    --------    --------

Purchases:
  Real estate - one- to four-family .....................        406         180         748
                - commercial ............................         51        --            12
         Total purchases ................................        457         180         760
                                                            --------    --------    --------
         Total mortgage-backed securities
          purchased .....................................       --          --          --
                                                            --------    --------    --------
         Total purchases ................................        457         180         760
                                                            --------    --------    --------

Sales and Repayments:
  Real estate - one- to four-family .....................     14,288      20,199      26,508
         Total loans sold ...............................     14,288      20,199      26,508
  Principal repayments ..................................     37,062      38,883      55,107
                                                            --------    --------    --------
         Total loans sold and repayments ................     51,350      59,082      81,315
 Mortgage-backed securities:
  Principal repayments ..................................        738         574       1,167
Increase (decrease) in other items, net .................        (34)        (65)        325
                                                            --------    --------    --------
         Net increase ...................................   $ 26,045    $ 18,742    $ 19,839
                                                            ========    ========    ========

Asset Quality

     When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts seven or more days delinquent. If the delinquency is not cured by the 15th day, the borrower will be assessed a late charge. Additional written and oral contacts may be made with the borrower between 20 and 30 days after the due date. If the delinquency continues for a period of 60 days, we usually send a default letter to the borrower and, after 90 days, institute appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and we may purchase it. Delinquent consumer loans are handled in a similar manner. Our procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws. Our levels of delinquent loans have not been significant in recent years.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                             Loans Delinquent For:
                                             --------------------------------------------------------

                                                      60-89 Days                90 Days and Over           Total Delinquent Loans
                                             --------------------------   ---------------------------   ----------------------------

                                                     Percent                       Percent                       Percent
                                                     of Loan                       of Loan                       of Loan
                                             Number   Amount   Category   Number    Amount   Category   Number    Amount   Category
                                             ------   ------   --------   ------    ------   --------   ------    ------   --------
                                                                      (Dollars in Thousands)
Real Estate:
One- to four-family .....................         6    $  320     0.31%        7    $  494     0.47%        13    $  814     0.78%
Construction/development ................         3       266     1.31        --        --       --          3       266     1.31
Consumer ................................         1         1     0.01         1        23     0.11          2        24     0.11
Commercial business .....................        --        --       --         6     2,213    38.00          6     2,213    38.00
                                             ------    ------              -----    ------              ------    -----
     Total ..............................        10    $  587     0.32        14    $2,730     1.47         24    $3,317     1.79
                                             ======    ======              =====    ======              ======    =====

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets. Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. Non-accruing loans at December 31, 1998 include a $1.4 million troubled debt restructuring, which involve forgiving a portion of interest or principal on any loans or making loans at a rate or with a maturity less than that customary in our market, related to the Bennett Funding Group leases. We are earning only 1.0% on the loan. At December 31, 1998, we did not have an accruing loan delinquent more than 90 days or foreclosed assets. The loan amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."

                                                             December 31,
                                        -------------------------------------------------------
                                          1994        1995       1996        1997        1998
                                        --------    --------   --------    --------    --------
                                                        (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...............   $     39    $     --   $     93    $     23    $    494
  Consumer ..........................          6                     10          --          23
  Commercial business ...............         --          --      2,391       2,071       2,213
                                        --------    --------   --------    --------    --------
       Total ........................         45          --      2,494       2,094       2,730
                                        --------    --------   --------    --------    --------

Total non-performing assets .........   $     45    $     --   $  2,494    $  2,094    $  2,730
                                        ========    ========   ========    ========    ========
Total as a percentage of total assets       0.04%       0.00%      1.35%       1.01%       1.17%
                                        ========    ========   ========    ========    ========


Total assets ........................   $124,339    $158,973   $184,607    $206,584    $232,811
                                        ========    ========   ========    ========    ========

     For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $157,000, none of which was included in interest income.

     In 1996, 1997 and 1998, the non-accruing commercial business loan consisted almost entirely of small equipment lease loans to the Bennett Funding Group. In 1997, we restructured $1.5 million of the $2.4 million of Bennett Funding Group loans and recorded a $135,000 loss on the loan. We are earning 1.0% on the restructured amount until December, 1999 when we will be paid the full amount. We recorded a $184,000 loss on the remaining $855,000 balance, leaving $671,000 subject to litigation and classified as non-performing.

     Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

     In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 1998, we had classified $2.1 million of our loans as substandard, $671,000 as doubtful and none as loss. At December 31, 1998, we had designated $1.5 million in loans as special mention.

     Other Loans of Concern. Included in other loans of concern are certain potential problem loans which are classified as substandard or have been categorized as special mention that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. Such potential problem loans consist primarily of (i) a single family residence and a multi-family residential rental property to a single borrower with outstanding balances of $327,000 at December 31, 1998, to which management has concerns as to the cash flow of the borrower;
(ii) multiple loans to a single borrower secured by a retail store and the personal residence of the borrower with an outstanding balance of $241,000 at December 31, 1998, which was restructured during 1988 whereby interest past due was written as a separate note due and payable when the borrower's other outstanding debt has been paid off, where the retail store is experiencing cash flow problems; (iii) multiple loans to a single borrower secured by one- to four-family residential rental property and a multi-family residential rental property with an outstanding balance of $294,000 at December 31, 1998, where management has concerns about the cash flow of the borrower; and (iv) multiple loans to a single borrower, partially secured by a residence and equipment, with an outstanding balance of $183,000 at December 31, 1998, where management has concerns about the viability of the underlying business. The majority of the remaining classified assets are single loans to borrowers for residential property.

     Allowance for Loan Losses. We established an allowance for loan losses based on a systematic analysis of risk factors in the loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, industry standards and other factors. Because we have had only nominal loan losses during our recent past, management also considers the loss experience of similar portfolios in comparable lending markets as well as using the services of a consultant to assist in the evaluation of our growing commercial real estate and business loan portfolios. Management's analysis results in the allocation of allowance amounts to each loan type. Although, management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Provision for Loan Losses."

     The following table sets forth an analysis of our allowance for loan losses.

                                                 Year Ended December
                                    -----------------------------------------------
                                     1994       1995      1996      1997      1998
                                    ------     ------    ------    ------    ------
                                               (Dollars in Thousands)
Balance at beginning of
period ..........................   $  922     $  926    $  922    $1,715    $1,478

Charge-offs:
  Consumer ......................       --          6         7         3         4
  Commercial business ...........       --         --        --       319        --
                                    ------     ------    ------    ------    ------
     Total Charge-offs ..........       --          6         7       322         4
                                    ------     ------    ------    ------    ------
Recoveries:
  One- to four-family ...........       15         --        --        11        --
  Consumer ......................        4          2        --         2        --
                                    ------     ------    ------    ------    ------
     Total recoveries ...........       19          2        --        13        --
                                    ------     ------    ------    ------    ------

Net charge-offs (recoveries) ....      (19)         4         7       309         4
Additions charged to operations .      (15)        --       800        72       104
                                    ------     ------    ------    ------    ------
Balance at end of period ........   $  926     $  922    $1,715    $1,478    $1,578
                                    ======     ======    ======    ======    ======

Net charge-offs to average loans
outstanding .....................    (0.02%)       --        --      0.18%     ---%

Allowance for loan losses to non-
performing loans ................   2057.8%        --      60.5%     70.6%     57.8%

Allowance for loan losses to net
loans at end of period ..........     0.94%      0.70%     1.08%     0.83%     0.79%

     The allocation of our allowance for losses on loans at the dates indicated is summarized as follows:

                                      ----------------------------------------------------------------------------------------------
                                                    1994                            1995                          1996
                                      ----------------------------------------------------------------------------------------------

                                                            Percent                         Percent                        Percent
                                                            of Loans                       of Loans                        of Loans
                                                    Loan    in Each                 Loan    in Each                Loan    in Each
                                       Amount of  Amounts   Category  Amount of   Amounts  Category  Amount of   Amounts   Category
                                       Loan Loss     by     to Total  Loan Loss      by    to Total  Loan Loss      by     to Total
                                       Allowance  Category   Loans    Allowance   Category   Loans   Allowance   Category   Loans
------------------------------------------------------------------------------------------------------------------------------------
Real estate:
One- to four-family ................   $    221   $ 69,139    68.53%   $    262   $ 86,231    62.40%   $    146   $ 96,987    57.72%
Multi-family .......................         76      7,643     7.58         120     12,044     8.72          99     19,610    11.67
Commercial real estate .............        138     10,712    10.62         181     15,034    10.88         128     19,032    11.33
Land and land
 development .......................         18      2,915     2.89          28      3,880     2.81          39      3,334     1.98
Construction .......................         22      3,251     3.22          40     10,379     7.51           7     14,447     8.60
Consumer ...........................         32      4,620     4.57          36      6,048     4.37          51      9,808     5.83
Commercial business ................         29      2,614     2.59          51      4,570     3.31         997      4,825     2.87
Unallocated ........................        390         --       --         204         --       --         248         --       --
                                       --------   --------   ------    --------   --------   ------    --------   --------   ------
   Total ...........................   $    926   $100,894   100.00%   $    922   $138,186   100.00%   $  1,715   $168,043   100.00%
                                       ========   ========   ======    ========   ========   ======    ========   ========   ======

                                    --------------------------------------------------------------------
                                                  1997                              1998
                                    --------------------------------------------------------------------
                                                             Percent                          Percent
                                                             of Loans                         of Loans
                                                  Loan        in Each   Amount       Loan     in Each
                                    Amount of   Amounts      Category     of        Amounts   Category
                                    Loan Loss      by        to Total  Loan Loss      by      to Total
                                    Allowance   Category      Loans    Allowance   Category     Loans
                                    -------------------------------------------------------------------
Real estate:
  One- to four-family ....          $    145    $104,416      56.39    $    197    $113,231      55.08%
  Multi-family ...........               103      20,382      11.01         130      25,530      12.42
  Commercial real estate .               130      20,888      11.28         162      26,342      12.82
  Land and land
   development ...........                75       6,020       3.25          61       6,174       3.00
  Construction ...........                28      14,326       7.74          18      12,220       5.95
  Consumer ...............                74      13,298       7.19         272      14,426       7.02
  Commercial business ....               729       5,823       3.14         603       7,627       3.71
  Unallocated ............               194          --         --         135          --         --
                                    --------    --------   --------    --------    --------   --------
     Total ...............          $  1,478    $185,153     100.00%   $  1,578    $205,550     100.00%
                                    ========    ========   ========    ========    ========   ========

Investment Activities

     We must maintain minimum levels of securities that qualify as liquid assets under the Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by the Office of Thrift Supervision regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1998 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 11.77%. Our level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management; Market Risk Analysis" and "-Liquidity and Capital Resources" in the Annual Report to Stockholders filed as
Exhibit 13 to this Annual Report.

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

     Generally, we invest funds among various categories of investments and maturities based upon our asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. It is our general policy to purchase securities which are U.S. Government securities, investment grade municipal and corporate bonds, commercial paper, federal agency obligations and interest-bearing deposits with the Federal Home Loan Bank.

     The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                                             December 31,
                                             --------------------------------------------------------------------------------
                                                       1996                       1997                         1998
                                              ---------------------      ----------------------       -----------------------

                                              Carrying       % of        Carrying        % of         Carrying         % of
                                                Value        Total         Value         Total          Value          Total
                                              --------      -------      --------       -------       --------        -------
Debt securities
  U.S. government securities ............      $ 1,003        19.40%      $ 2,525         35.37%       $ 1,528          11.45%
  Federal agency obligations ............          354         6.85           507          7.11          2,542          19.05
  Municipal bonds .......................          984        19.02         1,283         17.97          3,395          25.44
  Corporate bonds .......................          255         4.93           224          3.14          3,056          22.90
                                               -------      -------       -------       -------        -------        -------
    Subtotal ............................        2,596        50.20         4,539         63.59         10,521          78.83
                                               -------      -------       -------       -------        -------        -------

Federal Home Loan Bank stock ............        2,575        49.80         2,600         36.41          2,825          21.17
                                               -------      -------       -------       -------        -------        -------
Total debt securities and Federal Home
Loan Bank stock .........................      $ 5,171       100.00%      $ 7,139        100.00        $13,346         100.00
                                               =======      =======       =======       =======        =======        =======

Average remaining life of debt securities           .58 years                    3.10 years                  1.72 years

Other interest-earning assets:
  Interest-bearing deposits with Federal
Home Loan Bank ..........................      $ 5,410       100.00%      $ 5,580        100.00%       $ 8,254         100.00%
                                               =======      =======       =======       =======        =======        =======

Mortgage-backed securities

Fannie Mae certificates .................      $ 2,166        54.84%      $ 1,868         56.20%         1,447          67.19%
Freddie Mac certificates ................        1,784        45.16         1,456         43.80            707          32.81
                                               -------      -------       -------       -------        -------        -------
    Total mortgage-backed securities ....      $ 3,950       100.00%      $ 3,324        100.00%       $ 2,154         100.00%
                                               =======      =======       =======       =======        =======        =======

     The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 1998. At December 31, 1998, all of our securities were classified as available for sale. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.


                                                                  December 31, 1998
                               --------------------------------------------------------------------------------------------------
                               Less Than          1 to 5            5 to 10            Over                  Total Investment
                                 1 Year            Years             Years           10 Years                   Securities
                               --------          --------          --------          --------          --------------------------
                               Carrying          Carrying          Carrying          Carrying          Carrying           Market
                                Value             Value             Value             Value             Value             Value
                               --------          --------          --------          --------          --------          --------
                                                             (Dollars in Thousands)
 U.S. government securities     $   500           $ 1,028           $    --           $    --           $ 1,528           $ 1,528
 Federal agency obligations       1,522             1,020                --                --             2,542             2,542
 Municipal bonds ..........         101             2,681               363               250             3,395             3,395
 Corporate bonds ..........         222             2,834                --                --             3,056             3,056
 Fannie Mae certificates ..          --             1,447                --                --             1,447             1,447
 Freddie Mac certificates .          --               707                --                --               707               707
                                -------           -------           -------           -------           -------           -------
Total investment securities     $ 2,345           $ 9,717           $   363               250           $12,675           $12,675
                                =======           =======           =======           =======           =======           =======

Weighted average yield ....        5.61%             5.50%             3.92%             6.00%             5.48%             5.48%


Sources of Funds

     General. Our primary source of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

     Deposits. We offer a variety of deposit accounts. Our deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts. We only solicit deposits from our primary market area and we do not use brokers to obtain deposits. We rely primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. Based on our experience, we believe that our savings, interest and noninterest-bearing checking accounts are relatively stable sources of deposits. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth our savings flows during the periods indicated.


                                              Year Ended December 31,
                                     -----------------------------------------
                                       1996            1997            1998
                                     ---------       ---------       ---------
                                              (Dollars in Thousands)


Opening balance ................     $ 109,977       $ 116,949       $ 137,686
Deposits .......................       472,666         559,910         746,241
Withdrawals ....................      (469,506)       (543,396)       (727,504)
Interest credited ..............         3,812           4,223           5,358
                                     ---------       ---------       ---------

Ending balance .................     $ 116,949       $ 137,686       $ 161,781
                                     =========       =========       =========

Net increase (decrease) ........     $   6,972       $  20,737       $  24,095
                                     =========       =========       =========

Percent increase (decrease) ....          6.34%          17.73%          17.50%
                                     =========       =========       =========


     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

                                                                                   December 31,
                                                  -----------------------------------------------------------------------------
                                                               1996                    1997                    1998
                                                  ----------------------      -----------------------   -----------------------
                                                                Percent                     Percent                   Percent
                                                   Amount      of Total        Amount       of Total     Amount       of Total
                                                  --------     ---------      ---------     ---------   ---------     ---------
                                                                              (Dollars in Thousands)
Transaction and Savings Deposits:
Noninterest-bearing .........................     $  4,127          3.53       $  5,097         3.70%  $   7,592          4.69%
Savings accounts (3.05% at December 31, 1998)       12,538         10.71         13,958         10.13      14,868          9.18
NOW Accounts (0-2.00% at December 31, 1998) .       11,664          9.97         15,214         11.04      18,936         11.71
Money Market Accounts (3.35-3.67% at
  December 31, 1998) ........................        9,052          7.74          8,254          5.99       7,239          4.47
                                                  --------     ---------      ---------     ---------   ---------     ---------
Total Non-Certificates ......................       37,381         31.95         42,523         30.86      48,635         30.05
                                                  --------     ---------      ---------     ---------   ---------     ---------

Certificates:

 2.00 - 3.99% ...............................           64          0.05             95          0.07         617          0.38
 4.00 - 5.99% ...............................       48,677         41.60         51,847         37.64      79,983         49.41
 6.00 - 7.99% ...............................       30,820         26.33         43,214         31.37      32,546         20.11
 8.00 - and greater .........................            7          0.01              7          0.01          --            --
                                                  --------     ---------      ---------     ---------   ---------     ---------

 Total certificates .........................       79,568         67.99         95,163         69.09     113,146         69.91
 Accrued interest ...........................           73          0.06             62          0.05          56          0.04
                                                  --------     ---------      ---------     ---------   ---------     ---------
 Total deposits .............................     $117,022        100.00%     $ 137,748        100.00%  $ 161,837        100.00%
                                                  ========     =========      =========     =========   =========     =========

     The  following   table  shows  rate  and  maturity   information   for  our
certificates of deposit as of December 31, 1998.

                          2.00-         4.00-        6.00-                       Percent
                          3.99%         5.99%        7.99%          Total        of Total
                        --------      --------      --------      ---------     ---------
                                           (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

March 31, 1999 ....     $    279      $ 17,530      $  4,178      $  21,987         19.43%
June 30, 1999 .....          314        19,484         8,103         27,901         24.66
September 30, 1999            24        12,477         4,932         17,433         15.41
December 31, 1999 .           --         5,577         4,178          9,755          8.62
March 31, 2000 ....           --         4,254         3,473          7,727          6.83
June 30, 2000 .....           --         5,017         2,437          7,454          6.59
September 30, 2000            --         2,492         1,015          3,507          3.10
December 31, 2000 .           --         2,176            31          2,207          1.95
March 31, 2001 ....           --         2,700           513          3,213          2.84
June 30, 2001 .....           --         2,005           438          2,443          2.16
September 30, 2001            --         1,615           245          1,860          1.64
December 31, 2001 .           --           553           384            937          0.83
Thereafter ........           --         4,103         2,619          6,722          5.94
                        --------      --------      --------      ---------     ---------

   Total ..........     $    617      $ 79,983      $ 32,546      $ 113,146        100 00%
                        ========      ========      ========      =========     =========
   Percent of total         0.55%        70.69%        28.76%        100.00%
                        ========      ========      ========      =========


     The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 1998.

                                                                          Maturity
                                                ------------------------------------------------------------
                                                               Over        Over
                                                3 Months      3 to 6      6 to 12        Over
                                                or Less       Months       Months     12 months      Total
                                                --------     --------     --------    ---------     --------
                                                                      (In Thousands)

Certificates of deposit less than $100,000      $ 21,937     $ 27,851     $ 12,297     $ 30,674     $ 92,759

Certificates of deposit of $100,000 or more           --           --       14,890        5,396       20,286

Public funds ..............................           50           50            1           --          101
                                                --------     --------     --------     --------     --------

Total certificates of deposit .............     $ 21,987     $ 27,901     $ 27,188     $ 36,070     $113,146
                                                ========     ========     ========     ========     ========


     Borrowings. Our other available sources of funds include borrowings from the Federal Home Loan Bank of Indianapolis and other borrowings. As a member of the Federal Home Loan Bank of Indianapolis, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for borrowings from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and have a range of maturities. The Federal Home Loan Bank of Indianapolis may prescribe the acceptable uses for these, as well as limitations on the size of the borrowings and repayment provisions.

     We utilize Federal Home Loan Bank borrowings as part of our asset/liability management strategy in order to cost effectively extend the maturity of our liabilities. We may be required to pay a commitment fee upon application and may be subject to a prepayment fee if we prepay the advance. See Note 6 of the Notes to the Consolidated Financial Statements contained in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report.

     The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances and other borrowings for the periods indicated.


                                                     Year Ended December 31,
                                               ---------------------------------
                                                1996         1997         1998
                                               -------      -------      -------
                                                         (In Thousands)

Maximum Balance:
  Federal Home Loan Bank advances .......      $50,000      $50,000      $51,500
  Other borrowings ......................          243          218          186

Average Balance:
  Federal Home Loan Bank advances .......      $39,000      $46,125      $50,667
  Other borrowings ......................          234          204          171


     The following table sets forth certain information as to our borrowings at the dates indicated.

                                                                  December 31,
                                                       ---------------------------------
                                                        1996          1997        1998
                                                       -------      -------      -------
                                                             (Dollars in Thousands)

Federal Home Loan Bank advances ..................     $50,000      $50,000      $51,500
Other borrowings .................................         220          189          156
                                                       -------      -------      -------

     Total borrowings ............................     $50,220      $50,189      $51,656
                                                       =======      =======      =======

Weighted average interest rate of Federal Home
   Loan Bank advances ............................        5.65%        5.94%        5.82%

Weighted average interest rate of other borrowings        5.50%        5.50%        5.50%

Subsidiary and Other Activities

     We own a service corporation, L.S.B. Service Corporation. In April 1994, we made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10 year commitment totaling $500,000. During 1998, L.S.B. Service Corporation received a $23,000 tax credit related to its investment in the project and recorded a net loss of $3,000. At December 31, 1998, our total investment in L.S.B. Service Corporation was $262,000.

     Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996. Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997. At December 31, 1998, our total investment in Lafayette Insurance and Investments, Inc. was $9,000. Lafayette Insurance and Investments, Inc. recognized losses of $12,000 during 1998.

Competition

     We face strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in Tippecanoe County, our primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

     We attract all of our deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities as well as mutual funds and other financial intermediaries. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and convenient branch locations with interbranch deposit and withdrawal privileges.

     There are 12 other savings institutions and banks in our primary market area. We estimate our share of the savings market and mortgage loans in Tippecanoe County to both be approximately 9%.

                                   REGULATION

General

     We are a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation and oversight extending to all our operations. We are a member of the Federal Home Loan Bank of Indianapolis and are subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the thrift holding company of Lafayette Savings, LSB Financial also is subject to federal regulation and oversight.

Federal Regulation of Savings Associations

     The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision and FDIC examinations were September 1997 and March 1992, respectively. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require us to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision.

     The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

     Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 1998, our lending limit under this restriction was $2.8 million. See "Lending Activities - General."

Insurance of Accounts and Regulation by the FDIC

     As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Bank Insurance Fund or the Savings Association Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take action, and may terminate deposit insurance if it determines that an institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

     Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In

1998, this amount was equal to about six basis points for each $100 in domestic deposits for Savings Association Insurance Fund members, while Bank Insurance Fund-insured institutions pay an assessment equal to approximately 1.50 basis points for each $100 in domestic deposits. The savings institutions assessment is expected to be reduced to about two basis points no later than January 1, 2000, when Bank Insurance Fund insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

Regulatory Capital Requirements

     All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirements. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulations. At December 31, 1998, we had tangible capital of $17.0 million, or 7.34% of adjusted total assets, which is $13.5 million above the minimum requirement of 1.5% of adjusted total assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institutions's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets including a limited amount of purchased credit card relationships. At December 31, 1998, we had core capital equal to $17.0 million, or 7.34% of adjusted total assets, which is $10.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The Office of Thrift Supervision risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On December 31, 1998 we had total capital of $18.1 million, including $17.0 million in core capital and $1.0 million in qualifying supplementary capital, and risk-weighted assets of $146.6 million, including $18.7 million in converted off-balance sheet assets, or total capital of 11.5% of risk-weighted assets. This amount was $5.1 million above the 8% requirement in effect on that date.

     The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. These actions may include submission of a capital restoration plan and various limitations on an institution's growth and operations, depending upon an institution's capital category. In certain cases the FDIC or the Office of Thrift Supervision may appoint a conservator or receiver for the institution.

     The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Lafayette Savings may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

     Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Office of Thrift Supervision regulations also prohibit a savings institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     The Office of Thrift Supervision recently revised regulations provide that a savings institution may make a capital distribution without notice to the Office of Thrift Supervision, unless it is a subsidiary of a holding company, provided that it has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well-capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution, and the distribution does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Savings institutions that would remain adequately capitalized following the proposed distribution and meet the other noted requirements must notify the Office of Thrift Supervision 30 days prior to declaring a capital distribution. All other institutions or those seeking to exceed the noted amounts must file an application before making the distribution.

Qualified Thrift Lender Test

     All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 1998, we met the test and have always met the test since it became effective.

     Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

     Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. We were examined for Community Reinvestment Act compliance in January 1999 and received a rating of outstanding.

Holding Company Regulation

     LSB Financial is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. LSB Financial is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over us and our non-savings institution subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

     As a unitary savings and loan holding company, LSB Financial generally is not subject to activity restrictions. If LSB Financial acquires control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than Lafayette Savings or any other savings institution) would generally become subject to additional restrictions.

     If LSB Financial fails the qualified thrift lender test, within one year it must register as, and become subject to, the significant activity restrictions applicable to bank holding companies.

Federal Securities Law

     LSB Financial stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934, as amended.

     LSB Financial stock that is held by persons who are affiliates, generally including officers, directors and 10% stockholders of LSB Financial, may not be resold without registration or unless sold in accordance with certain resale restrictions. If we meet specified current public information requirements, each of our affiliates are able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Home Loan Bank System

     We are a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

     As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis. At December 31, 1998, we had $2.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. We receive dividends on our Federal Home Loan Bank stock. These dividends averaged 7.98% for 1998.

Federal and State Taxation

     Savings institutions that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, are permitted to establish reserves for bad debts and to make annual additions which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method.

     In addition to the regular income tax, corporations, including savings institutions, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 1998, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.

     We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting. Savings institutions that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings institution members of the consolidated group that are functionally related to the activities of the savings institution member.

     We have not been audited by the IRS during the last five fiscal years.

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

Executive Officers

     The following information as to the business experience during the past five years is supplied with respect to executive officers of the LSB Financial. Except as otherwise indicated, the persons named have served as officers of the LSB Financial since it became the holding company of Lafayette Savings and all positions described below are with Lafayette Savings. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     John W. Corey. Mr. Corey, age 64, was elected as President, Chief Executive Officer and Director of Lafayette Savings in 1991. From 1987 to 1991, he was President and Chief Executive Officer of Ludington Savings Bank, FSB in Ludington, Michigan.

     Harry A. Dunwoody. Mr. Dunwoody, age 52, has served as Senior Vice President of Lafayette Savings since 1989 and was elected as a Director in 1993. He is responsible for the lending functions of Lafayette Savings.

     Mary Jo David. Ms. David, age 49, is Vice President, Chief Financial Officer and Secretary- Treasurer of Lafayette Savings, positions she has held since 1992. She joined Lafayette Savings in 1985.

     Gregory A. Milakis. Mr. Milakis, age 38, joined Lafayette Savings as Vice President of Commercial Lending in 1994 and was named an executive officer of the company in 1998.

Employees

     At December 31, 1998, we had a total of 73 employees, including five part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

     We conduct our  business at our main  office and three other  locations  in
Lafayette and West Lafayette, Indiana. We own our main office and two branch offices. The second branch office is leased. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1998 was approximately $5.8 million. We have recently purchased property for a potential new branch location. We have also purchased an office building adjacent to the main office location as our growth rate will require space for additional personnel in the next few years.

     We maintain an on-line data base of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 1998 was $327,000.

Item 3. Legal Proceedings

     We are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in the proceedings, that the resolution of any prior and pending proceedings should not have a material effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     Inside back cover of our 1998 Annual Report to Stockholders is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation

     Pages 4 through 17 of our 1998 Annual Report to Stockholders are incorporated herein by reference.

Item 7. Financial Statements

     Pages 18 through 43 of our 1998 Annual Report to Stockholders are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

     Directors

     Information concerning LSB Financial Directors are incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Executive Officers

     Information concerning Executive Officers is contained in Part I of this Form 10-KSB.

     Compliance with Section 16(a)

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities by the tenth of the month following a change. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except that (i) Mr. Andrew inadvertently failed to file Form 4s to report the purchase of 1,000, 500, 200 and 300 shares of common stock on February 18, 1998, August 10, 1998, August 13, 1998 and August 14, 1998,
respectively; (ii) Mr. Dunwoody inadvertently failed to file a Form 4 to report the sale of 850 shares of common stock on November 9, 1998, and (iii) Mr. Corey inadvertently failed to file a Form 4 to report the sale of 800 shares of common stock on November 9, 1998. These transactions have been subsequently reported on Form 5s.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management


     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K


     (a)  Exhibits:

                                                                                               Reference to
                                                                                               Prior Filing
Regulation                                                                                      or Exhibit
S-K Exhibit                                                                                  Number Attached
  Number                      Document                                                           Hereto
  ------                      --------                                                           ------
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
                 Employee Stock Ownership Plan..........................................            *
                 Stock Option and Incentive Plan........................................            *
                 Severance Agreements...................................................            *
                 Recognition and Retention Plan.........................................            *
                 401(k) Retirement/Savings Plan.........................................            *
    11          Statement re computation of per share earnings..........................            **
    12          Statement re computation of ratios .....................................          None
    13          Annual Report to Security Holders.......................................           13
    16          Letter on change in certifying accountant...............................          None
    18          Letter on change in accounting principles...............................          None
    21          Subsidiaries of Registrant..............................................            21
    22          Published report regarding matters submitted to vote of security holders          None
    23          Consent of Experts and Counsel..........................................            23
    24          Power of Attorney.......................................................      Not required
    27          Financial Data Schedule.................................................           27
    99          Additional Exhibits.....................................................          None

--------------------

     *Filed on September 21, 1994 as exhibits to the Registrant's Registration Statement No. 33-84266 on Form S-1. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     **See Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report under Exhibit 13.

     (b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the three-month period ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LSB FINANCIAL CORP.
Date: March 26, 1999             By:       /s/ John W. Corey
                                          --------------------------------------
                                          John W. Corey, President, Chief
                                            Executive Officer and Director
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Mariellen M. Neudeck                      /s/ John W. Corey
---------------------------------------        ---------------------------------
Mariellen M. Neudeck, Chairman                 John W. Corey, President, Chief
  of the Board Officer                           Executive and Director
                                               (Principal Executive and
                                                 Operating Officer)

Date: March 26, 1999                           Date: March 26, 1999

/s/  Harry A. Dunwoody                         /s/ James A. Andrew
---------------------------------------        ---------------------------------
Harry A. Dunwoody, Senior Vice President       James A. Andrew, Director
  and Director

Date: March 26, 1999                           Date: March 26, 1999


/s/  Philip W. Kemmer                           /s/  Peter Neisel
---------------------------------------        ---------------------------------
Philip W. Kemmer, Director                     Peter Neisel, Director

Date: March 26, 1999                           Date: March 26, 1999


/s/  Jeffrey A. Poxon                           /s/ Thomas L. Ryan
---------------------------------------        ---------------------------------
Jeffrey A. Poxon, Director                     Thomas L. Ryan, Director

Date: March 26, 1999                           Date: March 26, 1999


 /s/ John C. Shen                              /s/  C. Wesley Shook
---------------------------------------        ---------------------------------
John C. Shen, Director                         C. Wesley Shook, Director

Date: March 26, 1999                           Date: March 26, 1999


/s/  Mary Jo David
----------------------------------------------
Mary Jo David, Vice President, Chief Financial
  Officer and Secretary-Treasurer
(Principal Financial and Accounting Officer)

Date: March 26, 1999

                                INDEX TO EXHIBITS




 Exhibit
 Number
 ------
     11 Statement re Computation of Earnings Per Share (See Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report to Security Holders attached hereto as Exhibit 13)

     13   Annual Report to Security Holders

     21   Subsidiaries of the Registrant

     23   Consents of Experts and Counsel

     27   Financial Data Schedule