Form 10QSB
period 1999-03-31
LSB FINANCIAL CORP
filed 1999-05-14
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              CLASS                                  OUTSTANDING AT MAY 13, 1999
              -----                                  ---------------------------

Common stock, par value $.01 per share                        918,946

     Transitional Small Business Disclosure Format:        YES [_] NO [X]

LSB FINANCIAL CORP.

INDEX


PART I.   FINANCIAL INFORMATION.............................................   1
Item 1.   Financial Statements (Unaudited)..................................   1

Consolidated Statements of Financial Condition .............................   1
Consolidated Statements of Income...........................................   2
Consolidated Statements of Changes in Shareholders' Equity..................   3
Consolidated Statements of Cash Flow........................................   4
Notes to Consolidated Financial Statements.................................. 5-6

Item 2.           Management's Discussion of Recent Operating Results...... 7-12

PART II.          OTHER INFORMATION........................................   13

                  SIGNATURES................................................  14

                  EXHIBIT INDEX.............................................  15

                               LSB FINANCIAL CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                              December 31,       March 31,
                                                                 1998              1999
                                                              ------------------------------
Assets
Cash and cash equivalents                                      $   9,646         $  13,674
Available-for-sale securities                                     12,675            11,656
Loans held for sale                                                2,694               945
Total loans                                                      198,230           209,505
  Less: Allowance for loan losses                                 (1,578)           (1,608)
                                                              ------------------------------
    Net loans                                                    196,652           207,897

Premises and equipment, net                                        5,805             5,834
FHLB stock, at cost                                                2,825             3,050
Accrued interest receivable and other assets                       2,514             3,041
                                                              ------------------------------
   Total Assets                                                $ 232,811         $ 246,097
                                                              ==============================
Liabilities and Shareholders' Equity

Liabilities
Deposits                                                       $ 161,781         $ 168,119
Advances from FHLB                                                51,500            57,500
Note payable                                                         156               147
Accrued interest payable and other liabilities                     1,180             1,867
                                                              ------------------------------
  Total liabilities                                              214,617           227,633


Shareholders' Equity
Common stock                                                           9                 9
Additional paid-in-capital                                         8,064             8,052
Retained earnings                                                 10,703            10,993
Unearned ESOP shares                                                (492)             (473)
Unamortized cost of recognition and retention plan                  (152)             (130)
Accumulated other comprehensive income
  Total shareholders' equity                                          62                13
                                                              ------------------------------
Total liabilities and shareholders' equity                        18,194            18,464
                                                              ------------------------------
                                                               $ 232,811         $ 246,097
                                                              ==============================
                                                               $   20.17         $   21.32

     See accompanying notes

                               LSB FINANCIAL CORP.
                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                                    Three months ended
                                                                         March 31,
                                                               1998                   1999
                                                              -----------------------------
Interest Income
  Loans, including related fees                               $3,840                 $4,162
  Available-for-sale securities                                  216                    224
  FHLB stock                                                      51                     60
                                                              -----------------------------
    Total interest income                                      4,107                  4,446

Interest Expense
  Deposits                                                     1,609                  1,770
  Borrowings                                                     743                    806
                                                              -----------------------------
    Total interest expense                                     2,352                  2,576

Net interest income                                            1,755                  1,870
  Provision for loan losses                                       24                     30
                                                              -----------------------------
Net interest income after provision for loan losses            1,731                  1,840

Noninterest Income
  Service charges and fees                                       122                    129
  Net gain on mortgage loans originated for sale                  86                     58
  Gain on sale of securities                                       0                      0
  Other income                                                   100                    104
                                                              -----------------------------
    Total noninterest income                                     308                    291


Noninterest Expense
  Salaries and benefits                                          680                    744
  Occupancy and equipment, net                                   198                    224
  Computer service                                                62                     78
  Advertising                                                     85                     95
  Other                                                          274                    318
                                                              -----------------------------
    Total noninterest expense                                  1,299                  1,459

Income before income taxes                                       740                    672
  Less: income taxes                                             295                    272
                                                              -----------------------------
Net income                                                    $  445                 $  400
                                                              =============================

Earnings per share                                            $ 0.49                 $ 0.46
Diluted Earnings per share                                    $ 0.48                 $ 0.45
Book value per share                                          $20.17                 $21.32

     See accompanying notes


                                                                       LSB FINANCIAL CORP.
                                                               CONSOLIDATED STATEMENTS OF CHANGES
                                                                     IN SHAREHOLDERS' EQUITY
                                                                     (Dollars in thousands)


                                                                                          Unamortized
                                                                                          Cost of Bank   Accumulated
                                                     Additional                Unearned    Recognition      Other
                                            Common    Paid-In     Retained       ESOP     and Retention Comprehensive
                                            Stock     Capital     Earnings      Shares        Plan          Income         Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                 $      9   $  7,854    $ 10,677     ($ 570)       ($242)       $      6        $ 17,734
Exercise of stock option                                     0                                                                   0
ESOP shares earned                                          38                     20                                           58
RRP expense                                                                                     22                              22
Treasury stock acquired                                                                                                          0
Dividends paid                                                         (92)                                                    (92)
  Comprehensive income
    Net income                                                         445                                                     445
    Change in unrealized gain/(loss)                                                                            12              12
                                                                                                                     -------------
Total comprehensive income                                                                                                     457

----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                  $      9   $  7,892    $ 11,030     ($ 550)       ($220)       $     18        $ 18,179
==================================================================================================================================


Balance at January 1, 1999                 $      9   $  8,064    $ 10,703     ($ 492)       ($152)       $     62        $ 18,194
Exercise of stock option                                     9                                                                   9
ESOP shares earned                                          39                     19                                           58
RRP expense                                                                                     22                              22
Treasury stock acquired                                    (60)                                                                (60)
Dividends paid                                                        (110)                                                   (110)
  Comprehensive income
    Net income                                                         400                                                     400
    Change in unrealized gain/(loss)                                                                           (49)            (49)
                                                                                                                     -------------
Total comprehensive income                                                                                                     351
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                  $      9   $  8,052    $ 10,993     ($ 473)       ($130)       $     13        $ 18,464
==================================================================================================================================

                               LSB FINANCIAL CORP.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                  For the 3 months ended March 31,
                                                                   1998                      1999
                                                                 ----------------------------------
Cash Flows from Operating Activities
Net Income                                                       $    445                  $    400
Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization                                      93                       115
    Net amortization/(accretion) on securities                        (11)                       17
    Gain on sale of securities                                          0                         0
    Gain on sale of loans                                             (86)                      (58)
    Loans originated for sale, net of sales proceeds                 (677)                    1,807
    Provision for loan losses                                          24                        30
    Employee stock ownership plan shares earned                        58                        58
    Change in assets and liabilities
      Accrued interest receivable and other assets                    (11)                     (472)
      Accrued interest payable and other liabilities                  489                       687
                                                                 ----------------------------------
Net cash from operating activities                                    324                     2,584

Cash Flows from Investing Activities
Purchases of available-for-sale securities                         (4,867)                        0
Proceeds from paydowns and maturities of
  available-for-sale securities                                     2,315                       920
Sales of available-for-sale securities                                  0                         0
Purchase of Federal Home Loan Bank stock                                0                      (225)
Loans made to customers net of payments received                   (4,157)                  (11,275)
Property and equipment expenditures                                   (83)                     (144)
                                                                 ----------------------------------
Net cash from investing activities                                 (6,792)                  (10,724)

Cash Flows from Financing Activities
Net change in deposits                                              8,555                     6,338
Proceeds from Federal Home Loan Bank advances                           0                    20,000
Payments on Federal Home Loan Bank advances                             0                   (14,000)
Payments on note payable                                               (8)                       (9)
Treasury Stock Purchased                                                0                       (60)
Dividends paid                                                        (92)                     (110)
Stock options exercised                                                 0                         9
                                                                 ----------------------------------
Net cash from financing activities                                  8,455                    12,168

Net change in cash and equivalents                                  1,987                     4,028
Cash and equivalents at January 1                                   9,938                     9,646
                                                                 ----------------------------------
Cash and equivalents at March 31                                 $ 11,925                  $ 13,674
                                                                 ==================================

     See accompanying notes

                               LSB FINANCIAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB and Lafayette Savings' wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

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

                                                           Quarter ended
                                                             March 31,
                                                      1998                1999
                                                      ----                ----

Weighted average shares outstanding                  857,383             864,779
(excluding unearned ESOP shares)

Shares used to compute diluted
    earnings per share                               888,900             898,102

Earnings per share                                  $   0.49            $   0.46

Diluted earnings per share                          $   0.48            $   0.45

     On June 30, 1998, a 5.00% stock dividend was paid to shareholders of record on June 8, 1998. This dividend resulted in the issuance of 45,268 shares with a value at the record date of $1.4 million. All share and per share data has been restated to reflect the effect of this dividend.

Note 4 - Accounting Changes

Effective January 1, 1997, LSB Financial adopted a new accounting standard which requires disclosure of comprehensive income for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, foreign currency translation adjustments, and additional minimum pension liability adjustments.

               MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Forward Looking Statements

     LSB Financial Corp. and its wholly-owned subsidiary Lafayette Savings Bank, FSB may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-QSB and its exhibits, and in other communications by us, which are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. References in this Form 10-QSB to "we", "us", and "our" refer to LSB Financial and/or Lafayette Savings as the context requires.

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

Impact of the Year 2000


     The approaching millennium is causing organizations of all types to review their computer systems for the ability to properly accommodate the year 2000. When computer systems were first developed, two digits were used to designate the year in date calculations and "19" was assumed for the century. As a result, there is significant concern about the integrity of date sensitive calculations when the calendar rolls over to January 1, 2000. An older system could interpret 01/01/00 as January 1, 1900 potentially causing major problems calculating interest, payment, delinquency or maturity dates. An internal committee comprised of four officers has been formed to address the potential risk that the year 2000 poses for Lafayette Savings. This committee reports to the audit committee of the board and the full board of directors quarterly or more often as warranted.

     Financial institution regulators recently have increased their focus upon year 2000 compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the year 2000 issue with respect to their customers, suppliers and borrowers. These statements also require each federally insured financial institution to survey its exposure, measure its risk and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to assure resolution of any year 2000 problems.

     Accurate data processing is essential to our operations and a lack of accurate processing by our vendors or us could have a significant adverse impact on our financial condition and results of operations. We have been assured by our outside data processing service that their computer services will function properly on and after January 1, 2000. A contingency plan, however, has been developed by Lafayette Savings in the unlikely event that our data processing service does not function properly on or after January 1, 2000. This plan focuses on conducting operations in a manual mode, including the recording of transactions on spreadsheets.

     We have also received year 2000 updates from most of our material, non-information system providers, including but not limited to security cameras, credit card and ATM card processors, the vault alarm, check printers, telephone systems, participation loan servicers, and institutions we invest through or with. Based on these updates, we do not anticipate any significant year 2000 issues. We have identified certain hardware and software that was not Year 2000 compliant and have already purchased replacement equipment and software. Our anticipated expenditure on this equipment is approximately $184,000.

     In addition to expenses related to our own systems, we could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or impairing the payroll systems of large employers in our market area. We have been communicating with our vendors to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. We have also sent year 2000 readiness request letters to certain borrowers. These borrowers were selected based on the aggregate amounts owed to Lafayette Savings, the type of loans outstanding, and the perceived year 2000 risk based on our knowledge of the loan customers and their operations. We have been advised by such parties that they have plans in place to address and correct the issues associated with the year 2000 problem; however, no assurance can be given as to the adequacy of these plans or to the timeliness of their implementation. Currently, due to the types of borrowers doing business with Lafayette Savings and the nature of our loans with these borrowers, we do not consider the year 2000 issue as part of our underwriting criteria.

Financial Condition

   Comparison of Financial Condition at March 31, 1999 and December 31, 1998.

     Our total assets increased $13.3 million during the three months from December 31, 1998 to March 31, 1999. This increase was primarily due to a $11.3 million increase in our loan portfolio, partially offset by a $1.7 million decrease in loans held for sale, as we continued our efforts to grow by aggressively seeking to attract new residential mortgage borrowers and to increase the size of our higher-yielding multi-family, commercial real estate, land and land development and consumer loan portfolios. Cash and cash equivalents and investment securities increased $3.0 million. We used a $6.3 million increase in deposits and a $6.0 million increase in Federal Home Loan Bank Advances to fund loan growth and provide liquidity for future lending activity. Non-performing loans increased from $2.7 million at December 31, 1998 to $2.9 million at March 31, 1999, consisting primarily of $2.1 million of purchased equipment leases. Shareholders' equity increased from $18.2 million at December 31, 1998 to $18.5 million at March 31, 1999, an increase of $270,000 due primarily to net income partially offset by the payment of a cash dividend.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 1999 and March 31, 1998.

     General. Net income for the three months ended March 31, 1999 was $400,000, a decrease of $45,000 or 10.11% from net income of $445,000 for the three months ended March 31, 1998. This decrease was primarily due to a $160,000 increase in operating expenses offset by a $115,000 increase in net interest income.

     Net Interest Income. Net interest income for the three months ended March 31, 1999 increased $115,000, or 6.55% over the same period in 1998. This increase was primarily volume driven due to management's success in growing the balance sheet. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.49% for the three months ended March 31, 1998 to 3.22% for the three months ended March 31, 1999. The decline in yield was offset by increased volume as average interest-earning assets increased from $201.4 million for the first quarter of 1998 to $232.1 million for the first quarter of 1999.

     Interest income on loans increased $322,000 or 8.39% for the three months ended March 31, 1999 compared to the same three months in 1998, primarily the result of an increase of $23.2 million in average loans outstanding. This increase was primarily due to an active residential real estate market in 1999 due to continued low interest rates, a strong local economy, the ongoing success of our focus on multi-family, commercial real estate, land and land development and consumer loan production. These higher-yielding portfolios increased from $92.4 million at December 31,

1998 to $98.6 million at March 31, 1999. This increase in volume was partially offset by a decrease in the average yield on loans from 8.45% for the first three months of 1998 to 8.12% for the first three months on 1999, due to continued low interest rates and the increasing number of 3-year adjustable rate mortgages repricing to substantially lower interest rates.

     Interest earned on other investments and Federal Home Loan Bank stock increased by $17,000 for the three months ended March 31, 1999 compared to the same period in 1998. This was the result of an overall $7.5 million increase in the average balance of other investments, offset by a decrease in the average yield from 5.47% for the first quarter of 1998 to 4.19% over the same period in 1999 partially due to our maintaining higher levels of short-term investments to fund loans as short-term data processing conversion problems were resolved.

     Interest expense for the three months ended March 31, 1999 increased $224,000 or 9.52% over the same period in 1998. This increase was primarily due to an increase of $23.1 million in average interest-bearing liabilities, consisting of an additional $16.3 million in the average balance of customer deposit accounts and a $6.8 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest bearing liabilities decreased slightly from 4.82% for the first quarter of 1998 to 4.72% the first quarter of 1999.

     Provision for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. The majority of our non-performing loans relate to a situation involving the Bennett Funding Group of Syracuse, New York through which we acquired $2.4 million of equipment leases. Management allocates $651,000 of the $1.6 million allowance to the remaining leases and the related restructured loan to provide for potential losses. It is believed that this reserve allocation will be sufficient to cover any losses. We also recorded a $30,000 provision for loan losses during the three months of 1999 as a result of analyzing our current loan portfolios This compares to a $24,000 provision for the first quarter of 1998. In addition to the $2.1 million of Bennett Funding Group leases there were $814,000 of non-performing or restructured loans at March 31, 1999. At March 31, 1999, our allowance equaled 0.76% of net loans receivable compared to 0.81% at March 31, 1998.

     Non-Interest Income. Non-interest income for the three months ended March 31, 1999 decreased by $17,000, or 5.52%, compared to the same period in 1998. This was primarily due to a $28,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from the decreased sales activity and lower average gains on loans sold which was partially offset by a $7,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts.

     Non-Interest Expense. Non-interest expense for the three months ended March 31, 1999 increased $160,000 over the same period in 1998. The major components of this increase included a $64,000 increase in salaries and employee benefits, a $26,000 increase in occupancy and equipment expense due to the purchase of a building to house back-office operations and a $16,000 increase in data processing costs due partially to Year 2000 compliance costs.

     Income Tax Expense. Our income tax provision decreased by $23,000 for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. This was primarily due to the decrease in income before income taxes.

     Liquidity. Liquidity management is both a daily and long-term function for our senior management. We adjust our investment strategy, within the limits established by the investment policy, based upon assessments of expected loan demand, expected cash flows, Federal Home Loan Bank advance opportunities, market yields and objectives of our asset/liability management program. Base levels of liquidity have generally been invested in interest-earning overnight and time deposits with the Federal Home Loan Bank of Indianapolis. Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

     We are required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 4.0%. Our internal policy for liquidity is 6% to 8%. Our liquidity ratios at December 31, 1998 and March 31, 1999 were 11.77% and 11.01%, respectively. We expect the liquidity level to decline with the expected growth in the loan portfolio and through scheduled maturities of Federal Home Loan Bank advances.

     Capital Resources. Shareholders' equity totaled $18.5 million at March 31, 1999 compared to $18.2 million at December 31, 1998, an increase of $270,000 or 1.48%, due to net income of $400,000, offset by $110,000 of cash dividends paid to shareholders and $60,000 used to repurchase shares.

     Federal regulations require us to maintain certain minimum levels of regulatory capital. The regulations currently require that core capital be 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets. At March 31, 1999 our capital ratios were as follows:

                               Amount         Percent of
                               (000)       applicable assets
                              ------------------------------
Tangible capital              $16,877             6.88%
Requirement                     3,680             1.50
                              -------            -----
Excess                        $13,197             5.38%
                              =======            =====


Core capital                  $16,877             6.88%
Requirement                     9,814             3.00
                              -------            -----
Excess                        $ 7,063             3.88%
                              =======            =====

Risk-based Capital            $17,920            10.98%
Requirement                    13,052             8.00
                              -------            -----
Excess                        $ 4,868             2.98%
                              =======            =====

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in the proceedings, that the resolution of any prior and pending proceedings should not have a material effect on our financial condition or results of operations.

Item 2. CHANGES IN SECURITIES

None to be reported.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None to be reported.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to be reported.

Item 5. OTHER INFORMATION

None to be reported.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          See exhibit index.

     (b)  Reports on Form 8-K

          An 8-K was filed on January 27, 1999 announcing the completion of our 5% stock repurchase.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    LSB FINANCIAL CORP.
                                    (Registrant)



Date   May 11, 1999                 /s/ JOHN W. COREY
----   ------------                 --------------------------------------------
                                    John W. Corey, President
                                    (Principal Executive Officer)


Date   May 11, 1999                 /s/ MARY JO DAVID
----   ------------                 --------------------------------------------
                                    Mary Jo David, Treasurer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number
------

    11      Computation of Per Share Earnings
    27      Financial Data Schedule

                                                                                       LSB FINANCIAL CORP.
                                                                                COMPUTATION OF PER SHARE EARNINGS
                                                                                      (Dollars in thousands)

                                                                                   For the three months ended
                                                                     March 31, 1999                           March 31, 1998

                                                                        Weighted
                                                                         Average    Per share                  Average    Per share
                                                           Income        Shares      Amount         Income     Shares       Amount
Basic EPS
  Income available to common shareholders                 $   400       864,779      $   0.46      $    445    857,383    $     0.49

Effect of dilutive securities
  Options                                                                33,323                                 31,517

Diluted EPS
  Income available to common shareholders                 $   400       898,102      $   0.45           445    888,900    $     0.48