Form 10QSB
period 1999-06-30
LSB FINANCIAL CORP
filed 1999-08-05
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

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
 YES [X] NO[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                  OUTSTANDING AT JULY 30, 1999
         -----                                  ----------------------------

Common stock, par value $.01 per share                    1,378,991

   Transitional Small Business Disclosure Format:             YES [  ]  NO [X]

LSB FINANCIAL CORP.

INDEX


PART I.           FINANCIAL INFORMATION.......................................1
Item 1.           Financial Statements (Unaudited)............................1

Consolidated Statements of Financial Condition ...............................1
Consolidated Statements of Income.............................................2
Consolidated Statements of Changes in Shareholders' Equity....................3
Consolidated Statements of Cash Flow..........................................4
Notes to Consolidated Financial Statements....................................5

Item 2.           Management's Discussion of Recent Operating Results......6-11

PART II.          OTHER INFORMATION.......................................12-13

                  SIGNATURES.................................................14

                  EXHIBIT INDEX..............................................15


                               LSB FINANCIAL CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                        December 31,    June 30,
                                                           1998           1999
                                                        ------------    --------
Assets
  Cash and cash equivalents                             $   9,646     $  11,168
  Available-for-sale securities                            12,675        11,653
  Loans held for sale                                       2,694         3,075
  Total loans                                             198,230       213,973
  Less: Allowance for loan losses                          (1,578)       (1,638)
                                                        ---------     ---------
    Net loans                                             196,652       212,335

  Premises and equipment, net                               5,805         5,868
  FHLB stock, at cost                                       2,825         3,050
  Accrued interest receivable and other assets              2,514         2,693
                                                        ---------     ---------
   Total Assets                                         $ 232,811     $ 249,842
                                                        =========     =========

Liabilities and Shareholders' Equity

Liabilities
  Deposits                                              $ 161,781     $ 171,867
  Advances from FHLB                                       51,500        58,000
  Note payable                                                156           139
  Accrued interest payable and other liabilities            1,180           961
                                                        ---------     ---------
    Total liabilities                                     214,617       230,967


Shareholders' Equity
  Common stock                                                  9            14
  Additional paid-in-capital                                8,064         8,103
  Retained earnings                                        10,703        11,390
  Unearned ESOP shares                                       (492)         (455)
  Unamortized cost of recognition and retention plan         (152)         (107)
  Accumulated other comprehensive income                       62           (69)
                                                        ---------     ---------
    Total shareholders' equity                             18,194        18,876
                                                        ---------     ---------
Total liabilities and shareholders' equity              $ 232,811     $ 249,843
                                                        =========     =========

       See accompanying notes


                               LSB FINANCIAL CORP.
                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                            Three months ended           Six months ended
                                                                  June 30,                   June 30,
                                                            1999          1998          1999          1998
                                                            ----          ----          ----          ----

Interest Income
  Loans, including related fees                            $4,285        $3,931        $8,447        $7,771
  Available-for-sale securities                               242           202           466           419
  FHLB stock                                                   58            50           118           101
                                                           ------        ------        ------        ------
    Total interest income                                   4,585         4,183         9,031         8,291

Interest Expense
  Deposits                                                  1,761         1,633         3,531         3,242
  Borrowings                                                  829           758         1,635         1,501
                                                           ------        ------        ------        ------
    Total interest expense                                  2,590         2,391         5,166         4,743

Net interest income                                         1,995         1,792         3,865         3,548
  Provision for loan losses                                    30            30            60            54
                                                           ------        ------        ------        ------
Net interest income after provision for loan losses         1,965         1,762         3,805         3,494

Noninterest Income
  Service charges and fees                                    155           147           284           270
  Net gain on mortgage loans originated for sale               50           154           108           239
  Gain on sale of securities                                    0             0             0             0
  Other                                                       134            87           238           185
                                                           ------        ------        ------        ------
    Total noninterest income                                  339           388           630           694


Noninterest Expense
  Salaries and benefits                                       754           681         1,498         1,360
  Occupancy and equipment, net                                230           210           454           407
  Computer service                                             79            63           157           125
  Advertising                                                  91            92           186           177
  Other                                                       328           302           646           577
                                                           ------        ------        ------        ------
    Total noninterest expense                               1,482         1,348         2,941         2,646

Income before income taxes                                    822           802         1,494         1,542
  Less: income taxes                                          326           332           598           628
                                                           ------        ------        ------        ------
Net income                                                 $  496        $  470        $  896        $  914
                                                           ======        ======        ======        ======

Earnings per share (Note 3)                                $ 0.38        $ 0.35        $ 0.69        $ 0.68
Diluted Earnings per Share                                 $ 0.37        $ 0.33        $ 0.67        $ 0.65
Book value per share                                       $14.48        $13.64        $14.48        $13.64


       See accompanying notes


                               LSB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                               Unamortized
                                                                                                 Cost of       Accumulated
                                                     Additional                   Unearned     Recognition        Other
                                          Common      Paid-In        Retained       ESOP      and Retention   Comprehensive
                                          Stock       Capital        Earnings      Shares         Plan           Income       Total

Balance at January 1, 1998                 $9          $7,854       $10,677       $(570)         $(242)           $6         $17,734
Exercise of stock option                    1               4                                                                      5
ESOP shares earned                                         84                         40                                         124
RRP expense                                                                                          45                           45
Treasury stock acquired                                 (268)         (184)                                                    (452)
Dividends paid                                          1,359       (1,366)                                                      (7)
  Comprehensive income
    Net income                                                          914                                                      914
    Change in unrealized gain/(loss)                                                                              14              14
                                                                                                                             -------
Total comprehensive income                                                                                                       928

Balance at June 30, 1998                  $10          $9,033       $10,041       $(530)         $(197)          $20         $18,377
                                          ===          ======       =======       =====          =====           ===         =======




Balance at January 1, 1999                 $9          $8,064       $10,703       $(492)         $(152)          $62         $18,194
Adjustment for stock split                  5             (5)
Exercise of stock option                                   27                                                                     27
ESOP shares earned                                         77                         37                                         114
RRP expense                                                                                          45                           45
Treasury stock acquired                                  (60)                                                                   (60)
Dividends paid                                                        (209)                                                    (209)
  Comprehensive income
    Net income                                                          896                                                      896
    Change in unrealized gain/(loss)                                                                           (131)           (131)
                                                                                                                             -------
Total comprehensive income                                                                                                       765

Balance at June 30, 1999                  $14          $8,103       $11,390       $(455)         $(107)        $(69)         $18,876
                                          ===          ======       =======       =====          =====         ====          =======


       See accompanying notes

LSB FINANCIAL CORP.

STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                            For the six months
                                                              ended June 30,
                                                             1998         1999
                                                           --------    ---------
Cash Flows from Operating Activities
Net Income                                                 $    914    $    896
Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization                               192         237
    Net amortization/(accretion) on securities                   (8)         31
    Gain on sale of securities                                    0           0
    Writedown  of loans held for sale                             0           0
    Gain on sale of loans                                      (239)       (154)
    Loans originated for sale, net of sales proceeds           (767)       (227)
    Deferred loan fees, net                                     (52)        (14)
    Provision for loan losses                                    54          60
    Employee stock ownership plan shares earned                 124         114
    Change in assets and liabilities
      Accrued interest receivable                               (80)        (68)
      Other assets                                              397          22
      Accrued interest payable                                   (7)         17
      Other liabilities                                         116        (244)
                                                           --------    --------
Net cash from operating activities                              644         670

Cash Flows from Investing Activities
Purchases of available-for-sale securities                   (5,462)     (1,482)
Proceeds from paydowns and maturities of
  available-for-sale securities                               2,574       2,254
Sales of available-for-sale securities                            0           0
Purchase of Federal Home Loan Bank stock                       (225)       (225)
Loans made to customers net of payments received             (9,475)    (15,729)
Property and equipment expenditures                            (223)       (300)
                                                           --------    --------
Net cash from investing activities                          (12,811)    (15,482)

Cash Flows from Financing Activities
Net change in deposits                                        9,771      10,086
Proceeds from Federal Home Loan Bank advances                 6,000      29,000
Payments on Federal Home Loan Bank advances                  (4,500)    (22,500)
Net change in advances from borrowers
  for taxes and insurance                                        44           8
Payments on note payable                                        (16)        (17)
Treasury Stock Purchased                                       (268)        (60)
Dividends paid                                                 (191)       (209)
Stock options exercised                                           5          27
                                                           --------    --------
Net cash from financing activities                           10,845      16,335

Net change in cash and equivalents                           (1,322)      1,523
Cash and equivalents at January 1                             9,938       9,646
                                                           --------    --------

Cash and equivalents at June 30                            $  8,616    $ 11,169
                                                           ========    ========

       See accompanying notes

                               LSB FINANCIAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

Note 3 - Earnings per share

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. On June 4, 1999, a 3-for-2 stock split in the form of a 50.00% stock dividend was paid to shareholders of record on May 14, 1999. This dividend resulted in the issuance of an additional 459,365 shares. All share and per share data has been restated to reflect the effect of this split. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

                                                     Quarter ended                       Six months ended
                                                        June 30                               June 30
                                                1999               1998              1999               1998
                                                ----               ----              ----               ----
Weighted average shares outstanding
(excluding unearned ESOP shares)             1,301,408          1,345,580          1,299,439          1,347,567

Shares used to compute diluted
    earnings per share                       1,352,561          1,402,488          1,346,667          1,402,331

Earnings per share                               $0.38              $0.35              $0.69              $0.68

Diluted earnings per share                       $0.37              $0.33              $0.67              $0.65



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

IMPACT OF THE YEAR 2000

      The approaching millennium is causing organizations of all types to review their computer systems for the ability to properly accommodate the year 2000. When computer systems were first developed, two digits were used to designate the year in date calculations and "19" was assumed for the century. As a result, there is significant concern about the integrity of date sensitive calculations when the calendar rolls over to January 1, 2000. An older system could interpret 01/01/00 as January 1, 1900 potentially causing major problems including but not limited to calculating interest, payment, delinquency and/or maturity dates. An internal committee comprised of four officers has been formed to address the potential risk that the year 2000 poses for Lafayette Savings. This committee reports to the audit committee of the board and the full board of directors quarterly or more often as warranted.

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

      Accurate data processing is essential to our operations. A lack of accurate processing by our vendors or us could have a significant adverse impact on our financial condition and results of operations. We have been assured by our outside data processing service that their computer services will function properly on and after January 1, 2000. We have, however, developed a contingency plan in the unlikely event that our data processing service does not function properly on or after January 1, 2000. This plan focuses on conducting operations in a manual mode, including the recording of transactions on spreadsheets.

      We have also received year 2000 updates from most of our material, non-information system providers, including but not limited to security cameras, credit card and ATM card processors, the vault alarm, check printers, telephone systems, participation loan servicers, and institutions we invest through or with. Based on these updates, we do not anticipate any significant year 2000 issues. We have identified certain hardware and software that was not Year 2000 compliant and have purchased, installed and tested replacement equipment and software. Our anticipated expenditure on this equipment is approximately $184,000.

      In addition to expenses related to our own systems, we could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or impairing the payroll systems of large employers in our market area. We have been communicating with our vendors to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. We have also sent year 2000 readiness request letters to certain borrowers. These borrowers were selected based on the aggregate amounts owed to Lafayette Savings, the type of loans outstanding, and the perceived year 2000 risk based on our knowledge of the loan customers and their operations. We have been advised by such parties that they have plans in place to address and correct the issues associated with the year 2000 problem; however, no assurance can be given as to the adequacy of these plans or to the timeliness of their implementation. Currently, due to the types of borrowers doing business with us and the nature of our loans with these borrowers, we do not consider the year 2000 issue as part of our underwriting criteria.

FINANCIAL CONDITION

      COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998.

      Our total assets increased from $232.8 million to $249.8 million, or $17.0 million, during the six months from December 31, 1998 to June 30, 1999. This increase was primarily due to a $15.7 million increase in our loan portfolio augmented by a $381,000 increase in loans held for sale as we continued our efforts to grow by aggressively seeking to attract new residential mortgage borrowers and to increase the size of our higher-yielding multi-family, commercial real estate, land and land development and consumer loan portfolios. Cash and cash equivalents and securities increased $501,000. We used a $10.1 million increase in deposits and a $6.5 million increase in Federal Home Loan Bank Advances to fund loan growth and provide liquidity for future lending activity. Nonperforming loans remained constant at $2.7 million, consisting primarily of $2.1 million of purchased equipment leases. Shareholders' equity increased from $18.2 million at December 31, 1998 to $18.9 million at June 30, 1999, an increase of $682,000 due primarily to net income partially offset by the payment of a cash dividend.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS AND THE QUARTER ENDED JUNE 30, 1998 AND JUNE 30, 1999.

      GENERAL. Net income for the six months ended June 30, 1999 was $896,000, a decrease of $18,000 or 1.97% from net income of $914,000 for the six months ended June 30, 1998. This decrease was primarily due to a $295,000 increase in operating expenses and a $64,000 decrease in non- interest income in the first six months of 1999, offset by a $317,000 increase in net interests income and a $30,000 decrease in the provision for income taxes. Net income for the second quarter of 1999 was $496,000 compared to $470,000 for the same period in 1998 due primarily to a $203,000 increase in net interest income offset by a $134,000 increase in non-interest expenses and a $49,000 decrease in non-interest income.

      NET INTEREST INCOME. Net interest income for the six months ended June 30, 1999 was $3.9 million, an increase of $317,000, or 8.93%, over the same period in 1998. Net interest income for the second quarter of 1999 increased $203,000, or 11.33%, over the same period in 1998. These increases were primarily volume driven due to management's success in growing the balance sheet. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.51% for the six months ended June 30, 1998 to 3.28% for the six months ended June 30, 1999. The decline in net interest margin was offset by increased volume as average interest-earning assets increased from $201.9 million for the first six months of 1998 to $235.6 million for the six months of 1999. The interest rate spread for the first six months decreased from 3.36% for 1998 to 3.07% for 1999.

      Interest income on loans increased $676,000 or 8.70% for the six months ended June 30, 1999 compared to the same six months in 1998, primarily the result of an increase of $25.3 million in average loans outstanding. This increase was primarily due to an active residential real estate market in 1999 due to continued low interest rates, a strong local economy and the ongoing success of our focus on increasing our portfolio of higher yielding multi-family and commercial real estate, land development and consumer loans. These higher-yielding portfolios increased from $92.4 million at December 31, 1998 to $99.3 million at June 30, 1999. Despite this increase, the average yield on loans decreased from 8.44% for the first six months of 1998 to 8.07% for the first six months of 1998, due to continued low interest rates and the increasing number of 3-year adjustable rate mortgages repricing to substantially lower interest rates. Interest income on loans increased $354,000 for the second quarter of 1999 compared to the second quarter of 1998 due primarily to a $27.4 million increase in average loans.

      Interest earned on other investments and Federal Home Loan Bank stock increased by $64,000 for the six months ended June 30, 1999 compared to the same period in 1998. This was the result of an overall $8.4 million increase in the average balance of other investments, offset by a decrease in the average yield from 5.84% for the first two quarters of 1998 to 4.46% over the same period in 1999 partially due to our maintaining higher levels of short-term investments to fund loans as short-term data processing conversion problems were resolved.

      Interest expense for the six months ended June 30, 1999 increased $423,000 or 8.92% over the same period in 1998. This increase was primarily due to an increase of $29.1 million in average interest-bearing liabilities, consisting of an additional $21.8 million in the average balance of customer deposit accounts and a $7.3 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest bearing liabilities decreased slightly from 4.85% for the first six months of 1998 to 4.60% the same period in 1999. Interest expense increased $199,000 for the second quarter of 1999 over the same period in 1998 primarily due to a $31.7 million increase in average interest-bearing liabilities partially offset by a decrease in the average rate paid from 4.88% for the three month period in 1998 to 4.55% for the same period in 1999.

      PROVISION FOR LOAN LOSSES. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. The majority of our non-performing loans relate to a situation involving the Bennett Funding

Group of Syracuse, New York through which we acquired $2.4 million of equipment leases. Management has allocated $651,000 of the $1.6 million allowance to the remaining leases and the related restructured loan to provide for potential losses. Management believes that this reserve allocation will be sufficient to cover any anticipated losses. We also recorded a $60,000 provision for loan losses during the six months of 1999 as a result of analyzing our current loan portfolios. This compares to a $54,000 provision for the first six months of 1998. In addition to the $2.1 million of Bennett Funding Group leases there were $667,000 of non-performing or restructured loans at June 30, 1999. At June 30, 1999, our allowance equaled 0.75% of gross loans receivable compared to 0.80% at June 30, 1998.

      NON-INTEREST INCOME. Non-interest income for the six months ended June 30, 1999 decreased by $64,000, or 9.22%, compared to the same period in 1998. This was primarily due to a $131,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from the decreased sales activity and lower average gains on loans sold, a $14,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts, a $32,000 increase in fees on various debit and credit card products and a $21,000 increase in income from our insurance and investment subsidiary. Non-interest income for the second quarter of 1999 decreased by $49,000 compared to the same period in 1998, primarily due to a $104,000 decrease in the gain on the sale of loans in the secondary market partially offset by a $47,000 increase in service charges and various fees.

      NON-INTEREST EXPENSE. Non-interest expense for the six months ended June 30, 1999 increased $295,000 over the same period in 1998. The major components of this increase included a $138,000 increase in salaries and employee benefits due to normal cost of living adjustments and the addition of 7.5 full time equivalent employees, a $47,000 increase in occupancy and equipment expense due to the purchase of a building to house back-office operations and a $32,000 increase in data processing costs due partially to Year 2000 remediation efforts. Non-interest expense for the second quarter of 1999 increased by $134,000 over the same period in 1998, primarily due to a $73,000 increase in salaries and employee benefits, a $20,000 increase in occupancy expenses due to the purchase of a building to house back-office operations and a $16,000 increase in data processing costs.

      INCOME TAX  EXPENSE.  The  Company's  income tax  provision  decreased  by
$30,000 for the six months ended June 30, 1999 compared to the same period in 1998. This was primarily due to the decrease in income before income taxes. The Company's income tax provision for the second quarter of 1999 decreased $6,000 over the same period in 1998.

      LIQUIDITY. Liquidity management is both a daily and long-term function for the Bank's senior management. Lafayette Savings adjusts its investment strategy, within the limits established by the investment policy, based upon assessments of expected loan demand, expected cash flows, FHLB advance opportunities, market yields and objectives of its asset/liability management program. Base levels of liquidity have generally been invested in interest-earning overnight and time deposits with the FHLB of Indianapolis. Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

      Lafayette Savings is required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 4.0%. Our internal policy for liquidity is 6% to 8%; however, at December 31, 1998 and June 30, 1999 our liquidity ratio was 11.77% and 10.56%, respectively. Because of the decrease in the number of loans being refinanced, the offsetting decrease in the need for additional short-term funding should make it possible to bring the liquidity levels back within the desired range.

      CAPITAL RESOURCES. Shareholders' equity totaled $18.9 million at June 30, 1999 compared to $18.2 million at December 31, 1998, an increase of $682,000 or 3.75%. Increases due to net income of $896,000 and $159,000 due to benefit plans were partially offset by $209,000 of cash dividends paid to shareholders, $60,000 used to repurchase our common stock in the open market and a $131,000 unrealized holding loss on available-for-sale securities. Federal regulations require Lafayette Savings to maintain certain minimum levels of regulatory capital. The regulations currently require tangible capital as defined by regulation to be at least 1.5% of total assets, as also defined by regulation, that core capital as defined be 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets as defined by regulations. At June 30, 1999 Lafayette Savings' capital ratios were as follows:

                                      Amount              Percent of
                                       (000)          applicable assets
                                      -------         -----------------

Tangible capital                      $17,525               7.02%
Requirement                             3,746               1.50
                                      -------              -----
Excess                                $13,779               5.52%
                                      =======              =====


Core capital                          $17,525               7.02%
Requirement                             9,988               4.00
                                      -------              -----
Excess                                $ 7,537               3.02%
                                      =======              =====


Risk-based Capital                    $18,575              11.54%
Requirement                            12,877               8.00
                                      -------              -----
Excess                                $ 5,698               3.54%
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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On April 21, 1999, LSB Financial Corp. held its Annual Meeting of Stockholders ("Meeting").

      (b) Not applicable.

      (c) Stockholders of the Company voted on the following matters at the meeting.

Election of the following persons as directors of the Company for terms of three years:

                                            Votes             Votes
                                             For            Withheld
                                             ---            --------

Peter Neisel                                621,646           3,886
Thomas R. McCully                           621,470           4,062
Jeffrey A. Poxon                            621,866           3,666
Mary Jo David                               622,087           3,445

                           Votes        Votes                      Broker
                            For        Against    Abstentions     Non-votes

Ratification of           619,614       1,883        4,035            -0-
the appointment
of Crowe, Chizek
and Company LLP
as auditors of the
Company for the
fiscal year ended
December 31, 1999.


Item 5. OTHER INFORMATION

None to be reported.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          See Exhibit Index


      (b) Reports on Form 8-K

            On April 21, 1999, the Registrant filed a Current Report on Form 8-K with the SEC which contained a copy of the press release announcing a 3 for 2 stock split payable June 4, 1999, to shareholders of record at the close of business on May 14, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     LSB FINANCIAL CORP.
                                         (Registrant)



 Date   August 5, 1999               /s/John W. Corey
        --------------               -------------------------------------
                                    John W. Corey, President
                                    (Principal Executive Officer)


Date   August 5, 1999                /s/Mary Jo David
       --------------                -------------------------------------
                                    Mary Jo David, Treasurer
                                    (Principal Financial and Accounting Officer)

                  INDEX TO EXHIBITS


Exhibit
Number
------

  11            Computation of Per Share Earnings
  27            Financial Data Schedule