Form 10QSB
period 1999-09-30
LSB FINANCIAL CORP
filed 1999-11-12
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                   FORM 10-QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from ______ to ________

                         Commission file number 0-25070.

                               LSB FINANCIAL CORP.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)

                 Indiana                                  35-1934975
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   Incorporation or organization)                         Identification No.)

      101 Main Street, Lafayette, Indiana                          47902
--------------------------------------------------------------------------------
  (Address or principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO[ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      CLASS                               OUTSTANDING AT NOVEMBER 10, 1999
---------------------                     --------------------------------
Common stock, par value $.01 per share                  1,381,118

         Transitional Small Business Disclosure YES [  ]  NO [X]

LSB FINANCIAL CORP.

INDEX


PART I.     FINANCIAL INFORMATION....................................  1
Item 1.     Financial Statements (Unaudited).........................  1

Consolidated Statements of Financial Condition.......................  1
Consolidated Statements of Income....................................  2
Consolidated Statements of Changes in Shareholders' Equity...........  3
Consolidated Statements of Cash Flow.................................  4
Notes to Consolidated Financial Statements...........................  5

Item 2.     Management's Discussion of Recent Operating Results...... 12

PART II.    OTHER INFORMATION........................................ 12


            SIGNATURES............................................... 13

            EXHIBIT INDEX............................................ 14

                               LSB FINANCIAL CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                      December 31,       September 30,
                                                                         1998                1999
                                                                ----------------------------------------
Assets
  Cash and cash equivalents                                              $9,646              $6,650
  Available-for-sale securities                                          12,675              10,871
  Loans held for sale                                                     2,694                 329
   Gross loans receivable                                               198,230             221,885
  Less: Allowance for loan losses                                        (1,578)             (1,668)
                                                            ----------------------------------------
    Loans, net of allowance                                             196,652             220,217

  Premises and equipment, net                                             5,805               5,940
  FHLB stock, at cost                                                     2,825               3,050
  Accrued interest receivable and other assets                            2,514               2,833
                                                            ----------------------------------------
   Total Assets                                                        $232,811            $249,890
                                                            ========================================

Liabilities and Shareholders' Equity

Liabilities
  Deposits                                                             $161,781            $175,156
  Advances from FHLB                                                     51,500              54,000
  Note payable                                                              156                 130
  Accrued interest payable and other liabilities                          1,180               1,275
                                                            ----------------------------------------
    Total liabilities                                                   214,617             230,561


Shareholders' Equity
  Common stock                                                                9                  14
  Additional paid-in-capital                                              8,064               8,138
  Retained earnings                                                      10,703              11,775
  Unearned ESOP shares                                                     (492)               (436)
  Unamortized cost of recognition and retention plan                       (152)                (85)
  Accumulated other comprehensive income                                     62                 (77)
                                                            ----------------------------------------
    Total shareholders' equity                                           18,194              19,329
                                                            ----------------------------------------
Total liabilities and shareholders' equity                             $232,811            $249,890
                                                            ========================================

       See accompanying notes

                               LSB FINANCIAL CORP.
                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                             Three months ended                 Nine months ended
                                                                                September 30,                      September 30,
                                                                         1999                1998              1999           1998
                                                            -----------------------------------------------------------------------
Interest Income
  Loans, including related fees                                          $4,385              $4,092         $12,833        $11,863
  Available-for-sale securities                                             198                 199             663            617
  FHLB stock                                                                 63                  59             181            161
                                                            -----------------------------------------------------------------------
    Total interest income                                                 4,646               4,350          13,677         12,641

Interest Expense
  Deposits                                                                1,790               1,741           5,321          4,984
  Borrowings                                                                789                 772           2,424          2,272
                                                            -----------------------------------------------------------------------
    Total interest expense                                                2,579               2,513           7,745          7,256

Net interest income                                                       2,067               1,837           5,932          5,385
  Provision for loan losses                                                  30                  30              90             84
                                                            -----------------------------------------------------------------------
Net interest income after provision for loan losses                       2,037               1,807           5,842          5,301

Noninterest Income
  Service charges and fees                                                  148                 131             432            401
  Gain on sale of securities and assets                                       0                   0               0              0
  Net gain on mortgage loans originated for sale                             15                  90             123            329
  Other                                                                     123                  98             362            283
                                                            -----------------------------------------------------------------------
    Total noninterest income                                                287                 319             917          1,013


Noninterest Expense
  Salaries and benefits                                                     780                 710           2,282          2,070
  Occupancy and equipment, net                                              203                 238             657            646
  Computer service                                                           56                  65             213            190
  Advertising                                                               108                  80             293            257
  Other                                                                     351                 309             998            885
                                                            -----------------------------------------------------------------------
    Total noninterest expense                                             1,498               1,402           4,443          4,048

Income before income taxes                                                  826                 724           2,316          2,266
  Less: income taxes                                                        327                 295             924            923
                                                            -----------------------------------------------------------------------
Net income                                                                 $498                $429          $1,392         $1,343
                                                            =======================================================================

Earnings per share (Note 3)                                               $0.38               $0.32           $1.07          $1.03
Diluted Earnings per Share                                                $0.37               $0.31           $1.04          $0.99
Book value per share                                                     $14.77              $13.83          $14.77         $13.83

       See accompanying notes

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
                                     Common      Paid-In      Retained       ESOP       and Retention  Comprehensive
                                      Stock      Capital      Earnings      Shares         Plan           Income         Total
                               ---------------------------------------------------------------------------------------------------

Balance at January 1, 1998              $9       $7,854      $10,677        ($570)       ($242)            $6        $17,734
Exercise of stock option                 1           19                                                                   20
ESOP shares earned                                  129                        60                                        189
RRP expense                                                                                 67                            67
Treasury stock acquired                            (952)                                                                (952)
Dividends paid                                                  (280)                                                   (280)
  Comprehensive income                  (1)       1,359       (1,366)                                                     (8)
    Net income
    Change in unrealized
    gain/(loss)                                                1,343                                                   1,343
Total comprehensive income                                                                                 65             65
                                                                                                                     -------
                                                                                                                       1,408
Balance at September 30, 1998
                               ---------------------------------------------------------------------------------------------
                                        $9       $8,409      $10,374        ($510)       ($175)           $71        $18,178
                               =============================================================================================


Balance at January 1, 1999              $9       $8,064      $10,703        ($492)       ($152)           $62        $18,194
Adjustment for stock split               5           (5)
Exercise of stock option                             28                                                                   28
ESOP shares earned                                  111                        56                                        167
RRP expense                                                                                 67                            67
Treasury stock acquired                             (60)                                                                 (60)
Dividends paid                                                  (320)                                                   (320)
  Comprehensive income
    Net income                                                 1,392                                                   1,392
    Change in unrealized
     gain/(loss)                                                                                         (139)          (139)
                                                                                                                     -------

Total comprehensive income                                                                                             1,253

                               ---------------------------------------------------------------------------------------------
Balance at September 30, 1999          $14       $8,138      $11,775        ($436)        ($85)          ($77)       $19,329
                               =============================================================================================

       See accompanying notes

                               LSB FINANCIAL CORP.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               For the nine months ended September 30,
                                                                           1998                  1999
                                                            -----------------------------------------
Cash Flows from Operating Activities
Net Income                                                               $1,343              $1,392
Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization                                           294                 323
    Net amortization/(accretion) on securities                               (2)                 48
    Gain on sale of securities                                                0                   0
    Writedown  of loans held for sale                                         0                   0
    Gain on sale of loans                                                  (329)               (123)
    Loans originated for sale, net of sales proceeds                     (1,403)              2,488
    Deferred loan fees, net                                                 (64)                (15)
    Provision for loan losses                                                84                  90
    Employee stock ownership plan shares earned                             189                 167
    Change in assets and liabilities
      Accrued interest receivable                                           (91)                 17
      Other assets                                                           72                (176)
      Accrued interest payable                                              (21)                 15
      Other liabilities                                                     137                (108)
                                                            ----------------------------------------
Net cash from operating activities                                          209               4,118

Cash Flows from Investing Activities
Purchases of available-for-sale securities                               (6,297)             (1,486)
Proceeds from paydowns and maturities of
  available-for-sale securities                                           3,497               3,011
Sales of available-for-sale securities                                        0                   0
Purchase of Federal Home Loan Bank stock                                   (225)               (225)
Loans made to customers net of payments received                        (14,232)            (23,640)
Property and equipment expenditures                                        (347)               (459)
                                                            ----------------------------------------
Net cash from investing activities                                      (17,604)            (22,799)

Cash Flows from Financing Activities
Net change in deposits                                                   19,702              13,375
Proceeds from Federal Home Loan Bank advances                            12,500              29,000
Payments on Federal Home Loan Bank advances                             (12,500)            (26,500)
Net change in advances from borrowers
  for taxes and insurance                                                   223                 188
Payments on note payable                                                    (25)                (26)
Treasury Stock Purchased                                                   (952)                (60)
Dividends paid                                                             (288)               (320)
Stock options exercised                                                      20                  28
                                                            ----------------------------------------
Net cash from financing activities                                       18,680              15,685

Net change in cash and equivalents                                        1,285              (2,996)
Cash and equivalents at January 1                                         9,938               9,646
                                                            ----------------------------------------

Cash and equivalents at June 30                                         $11,223              $6,650
                                                            ========================================

       See accompanying notes
                                       4

                               LSB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Note 1 - General

These interim financial statements were prepared in accordance with the instructions for Form 10- QSB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB and Lafayette Savings' wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 - Earnings per share

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. On June 4, 1999, a 3-for-2 stock split in the form of a 50% stock dividend was paid to shareholders of record on May 14, 1999. This dividend resulted in the issuance of an additional 459,365 shares. All share and per share data has been restated to reflect the effect of this split. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:
                                    Quarter ended            Nine months ended
                                     September 30              September 30
                                  1999        1998           1999        1998
                               ---------   ---------       --------    --------
Weighted average shares
 outstanding (excluding
 unearned ESOP shares)         1,305,922   1,331,483     1,301,582     1,297,091

Shares used to compute
 diluted earnings per
 share                         1,345,790   1,387,515     1,344,883     1,351,125

Basic earnings per share           $0.38       $0.32         $1.07         $1.03

Diluted earnings per share         $0.37       $0.31         $1.04         $0.99

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


FORWARD LOOKING STATEMENTS

      LSB Financial Corp. may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-QSB and its exhibits, and in other communications by us, which are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would",
"believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. References in this Form 10-QSB to "we", "us", and "our" refer to LSB Financial and its subsidiaries as the context requires.

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


IMPACT OF THE YEAR 2000

      The approaching millennium is causing organizations of all types to review their computer systems for the ability to properly accommodate the year 2000. When computer systems were first developed, two digits were used to designate the year in date calculations and "19" was assumed for the century. As a result, there is significant concern about the integrity of date sensitive calculations when the calendar rolls over to January 1, 2000. An older system could interpret 01/01/00 as January 1, 1900 potentially causing major problems including but not limited to calculating interest, payment, delinquency and/or maturity dates. An internal committee comprised of four officers has been formed to address the potential risk that the year 2000 poses to our business. This committee reports to the audit committee of the board and the full board of directors quarterly or more often as warranted.

      Financial institution regulators have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the year 2000 issue with respect to their customers, suppliers and borrowers. These statements also require each federally insured financial institution to survey its exposure, measure its risk and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to assure resolution of any year 2000 problems.

      Accurate data processing is essential to our operations. A lack of accurate processing by our vendors or us could have a significant adverse impact on our financial condition and results of operations. We have been assured by our outside data processing service that their computer services will function properly on and after January 1, 2000. We have, however, developed a contingency plan, in the unlikely event that our data processing service does not function properly on or after January 1, 2000. This plan contemplates conducting operations in a manual mode, including the recording of transactions on spreadsheets.

      We have also received year 2000 updates from most of our material, non-information system providers, including but not limited to security cameras, credit card and ATM card processors, the vault alarm, check printers, telephone systems, participation loan servicers, and institutions we invest through or with. Based on these updates, we do not anticipate any significant year 2000 issues. We have identified certain hardware and software that was not Year 2000 compliant and have purchased, installed and tested replacement equipment and software. Expenditures for this equipment were approximately $184,000.

      In addition to expenses related to our own systems, we could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or impairing the payroll systems of large employers in our market area. We have been communicating with our vendors to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. We also sent year 2000 readiness request letters to certain borrowers. These borrowers were selected based on the aggregate amounts owed to us, the type of loans outstanding, and the perceived year 2000 risk based on our knowledge of the loan customers and their operations. We have been advised by such parties that they have plans in place to address and correct the issues associated with the year 2000 problem; however, no assurance can be given as to the adequacy of these plans or to the timeliness of their implementation.

Additionally, systems are in place to evaluate the year 2000 status of new borrowers based on the above criteria, but due to the types of borrowers doing business with us and the nature of our loans with these borrowers, we do not consider the year 2000 issue a major part of our underwriting criteria.

FINANCIAL CONDITION

     COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998.

     Our total assets increased from $232.8 million to $249.9 million, or $17.1 million, during the nine months from December 31, 1998 to September 30, 1999. This increase was primarily due to a $23.6 million increase in our loan portfolio offset by a $2.4 million decrease in loans held for sale as we continued our efforts to grow by aggressively seeking to attract new residential mortgage borrowers and to increase the size of our higher-yielding multi-family, commercial real estate, land and land development and consumer loan portfolios. Cash and cash equivalents and securities decreased $4.8 million as money was moved from lower yielding securities into higher yielding loan portfolios. We used a $13.4 million increase in deposits and a net $2.5 million increase in Federal Home Loan Bank advances primarily to fund loan growth. Non-performing loans at September 30, 1999 were at $3.1 million, consisting primarily of $2.1 million of purchased equipment leases and $717,000 of residential real estate loans, compared to $2.7 million at December 31, 1998. Shareholders' equity increased from $18.2 million at December 31, 1998 to $19.3 million at September 30, 1999, an increase of $1.1 million due primarily to net income partially offset by the payment of a cash dividend.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS AND THE QUARTER ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999.

     GENERAL. Net income for the nine months ended September 30, 1999 was $1.4 million, an increase of $49,000 or 3.65% from net income for the nine months ended September 30, 1998. This increase was primarily due to a $547,000 or 10.17% increase in net interest income and a $110,000 increase in service charges and other non-interest income for the first nine months of 1999. The increases were partially offset by a $395,000 increase in operating expenses, and a $206,000 decrease in the gain on mortgage loans originated for sale. Net income for the third quarter of 1999 was $498,000 compared to $429,000 for the same period in 1998 due primarily to a $230,000 increase in net interest income offset by a $96,000 increase in non-interest expenses and a $75,000 decrease in the gain on mortgage loans originated for sale.

     NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1999 was $5.9 million, an increase of $547,000, or 10.16%, over the same period in 1998. Net interest income for the third quarter of 1999 increased $230,000, or 12.54%, over the same period in 1998. These increases were primarily volume driven due to management's success in growing the balance sheet. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.49% for the nine months ended September 30, 1998 to 3.33% for the nine months ended September 30, 1999. Average interest-earning assets increased from $206.0 million for the first nine months of 1998 to $237.9 million for the nine months of 1999, while our interest rate spread for the same period decreased from 3.31% for 1998 to 3.10% for 1999.

     Interest income on loans increased $970,000 or 8.18% for the nine months ended September 30, 1999 compared to the same nine months in 1998, primarily the result of an increase of $25.1 million in average loans outstanding. This increase was primarily due to an active residential real estate market in 1999 due to continued low interest rates, a strong local economy and the ongoing success of our focus on increasing our originations of the higher yielding multi-family and commercial real estate, land development and consumer loans. These higher-yielding portfolios increased from $92.4 million at December 31, 1998 to $101.7 million at September 30, 1999. Despite this increase, the average yield on loans decreased from 8.45% for the first nine months of 1998 to 8.06% for the first nine months of 1999, due to continued low market interest rates and the increasing number of our 3-year adjustable rate mortgages repricing to substantially lower interest rates. Interest income on loans increased $293,000 for the third quarter of 1999 compared to the third quarter of 1998 due primarily to a $24.7 million increase in average loans.

     Interest earned on other investments and Federal Home Loan Bank stock increased by $66,000 for the nine months ended September 30, 1999 compared to the same period in 1998. A $6.7 million increase in the average balance of other investments was offset by a decrease in the average yield from 5.51% for the first three quarters of 1998 to 4.40% over the same period in 1999 partially due to our maintaining higher levels of short-term investments early in the year to fund loans as short-term data processing conversion problems were resolved. Interest earned on other investments and Federal Home Loan Bank stock for the three month period ended September 30, 1999 was virtually unchanged compared to the same period in 1998.

     Interest expense for the nine months ended September 30, 1999 increased $489,000 or 6.74% over the same period in 1998. This increase was primarily due to an increase of $27.3 million in average interest-bearing liabilities, consisting of an additional $21.2 million in the average balance of customer deposit accounts and a $6.4 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest bearing liabilities decreased slightly from 4.87% for the first nine months of 1998 to 4.57% for the same period in 1999. Interest expense increased $66,000 for the third quarter of 1999 over the same period in 1998 primarily due to a $25.2 million increase in average interest-bearing liabilities partially offset by a decrease in the average rate paid from 4.87% for the three month period in 1998 to 4.58% for the same period in 1999.

     PROVISION FOR LOAN LOSSES. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. The majority of our non-performing loans relate to a situation involving the Bennett Funding Group of Syracuse, New York through which we had acquired $2.4 million of equipment leases. Upon learning of the fraudulent activities involving Bennett, $970,000 was initially reserved against the leases. A settlement reached in June of 1997 resulted in a write-down of $319,000, leaving $651,000 in reserves on $2.1 million of the remaining leases. The leases were then divided into a $1.4 million restructured loan due to pay off at December 31, 1999 for which there are no concerns, and a $671,000 lease of office equipment to a company. The entire $651,000 reserve will likely be used to write off this lease in the fourth quarter. We also recorded a $90,000 provision for loan losses during the nine months of 1999 as a result of analyzing the risks inherent in our current loan portfolios. This compares to an $84,000 provision for the first nine months of 1998. In addition to the $2.1 million of Bennett Funding Group leases there were $1.1 million of non-performing or restructured loans at September 30, 1999. At September 30, 1999, our allowance equaled 0.75% of gross loans receivable compared to 0.79% at September 30, 1998 and 53.44% of non-performing loans compared to 61.48% at September 30, 1998.

     NON-INTEREST INCOME. Non-interest income for the nine months ended September 30, 1999 decreased by $96,000, or 9.48%, compared to the same period in 1998. This was primarily due to a $206,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from the decreased sales activity and lower average gains on loans sold. We sell the majority of our fixed rate mortgage loans on the secondary market, and with the increase in market rates, customer preference is for adjustable rate mortgages. This decrease was offset by a $31,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts, a $50,000 increase in fees on various debit and credit card products and a $29,000 increase in income from our insurance and investment subsidiary. Non-interest income for the third quarter of 1999 decreased by $32,000 compared to the same period in 1998, primarily due to a $75,000 decrease in the gain on the sale of loans in the secondary market partially offset by a $17,000 increase in service charges and various fees and a $26,000 increase in other fees.

     NON-INTEREST EXPENSE. Non-interest expense for the nine months ended September 30, 1999 increased $395,000 over the same period in 1998. The major components of this increase included a $212,000 increase in salaries and employee benefits due to normal cost of living adjustments and the increased number of employees required to handle the additional customer and transaction activities corresponding to a $22.8 million growth in asset size, a $59,000 increase in data processing and advertising costs due partially to Year 2000 remediation and communication efforts. Noninterest expense for the third quarter of 1999 increased by $96,000 over the same period in 1998, due primarily to the same reasons described above.

     INCOME TAX EXPENSE. Income taxes remained virtually unchanged for the nine months ended September 30, 1999 compared to the same period in 1998. The Company's income taxes for the third quarter of 1999 increased $32,000 over the same period in 1998 primarily due to the increase in income.

     LIQUIDITY. Liquidity management is both a daily and long-term function for our senior management. We adjust our investment strategy, within the limits established by the investment policy, based upon assessments of expected loan demand, expected cash flows, FHLB advance opportunities, market yields and objectives of our asset/liability management program. Base levels of liquidity have generally been invested in interest-earning overnight and time deposits with the FHLB of Indianapolis. Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

     Lafayette Savings is required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 4.0%. Our internal policy for liquidity is 6% to 8%; however at December 31, 1998 and September 30, 1999, our liquidity ratio was 11.77% and 8.70%, respectively. The decrease in the number of loans being refinanced and the offsetting decrease in the need for additional short-term funding are combining to bring the liquidity levels back within the desired range.

     CAPITAL RESOURCES. Shareholders' equity totaled $19.3 million at September 30, 1999 compared to $18.2 million at December 31, 1998, an increase of $1.1 million or 6.24%, due to net income of $1.4 million, and $234,000 of earned Employee Stock Ownership Plan shares and the recognized cost of shares under our restricted stock plan, offset by $320,000 of cash dividends paid to shareholders, $60,000 used to repurchase our common stock in the open market, and a $139,000 unrealized holding loss on available-for-sale securities. Federal regulations require Lafayette Savings to maintain certain minimum levels of regulatory capital. The regulations currently require tangible capital as defined by regulation to be at least 1.5% of total assets, as also defined by regulation, that core capital as defined be 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets as defined by regulations. At September 30, 1999, our capital ratios were as follows:

                                    Amount                 Percent of
                                     (000)               applicable assets
                                 -----------             -----------------
      Tangible capital              $18,280                    7.32%
      Requirement                     3,746                    1.50
                                    -------                   -----
      Excess                        $14,534                    5.82%
                                    =======                   =====


      Core capital                  $18,280                    7.32%
      Requirement                     9,989                    4.00
                                    -------                   -----
      Excess                        $ 8,291                    3.32%
                                    =======                   =====

      Risk-based Capital            $19,297                   11.73%
      Requirement                    13,165                    8.00
                                    -------                   -----
      Excess                        $ 6,132                    3.73%
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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            See Exhibit Index

      (b) No reports on Form 8-K were filed for the quarter ended September 30, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          LSB FINANCIAL CORP.
                                                (Registrant)



 Date   November 10, 1999                 /s/ John W. Corey
        ----------------------------      ------------------------------------
                                          John W. Corey, President
                                          (Principal Executive Officer)


Date   November 10, 1999                  /s/ Mary Jo David
       -----------------------------      ------------------------------------
                                          Mary Jo David, Treasurer
                                          (Principal  Financial and Accounting
                                          Officer)

                                INDEX TO EXHIBITS


Exhibit
NUMBER

    11      Computation of Per Share Earnings
    27      Financial Data Schedule