Form 10KSB
period 1999-12-31
LSB FINANCIAL CORP
filed 2000-03-28
CIK 930405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999

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

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The Issuer had $19.7 million in revenues for the year ended December 31, 1999.

      As of March 10, 2000, there were issued and outstanding 1,381,458 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of March 10, 2000, was approximately $13.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

      PARTS II and IV of Form 10-KSB--1999 Annual Report to Stockholders.
      PART III of Form 10-KSB--Proxy Statement for the Annual Meeting of Stockholders to be held in April 2000.

================================================================================

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-QSB and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders attached to this Form 10-KSB as
Exhibit 13 and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

      The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

      o the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
      o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
      o     inflation, interest rate, market and monetary fluctuations;
      o the timely development of and acceptance of new products and services of Lafayette Savings and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
      o the willingness of users to substitute competitors' products and services for our products and services;
      o the success of Lafayette Savings in gaining regulatory approval of its products and services, when required;
      o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
      o     the impact of technological changes;
      o     acquisitions;
      o     changes in consumer spending and saving habits; and
      o     our success at managing the risks involved in the foregoing.

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

      We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our four retail banking offices. At December 31, 1999, we had total assets of $257.1 million, deposits of $174.6 million and shareholders' equity of $19.8 million.

      Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

      Our executive offices are located at 101 Main Street, Lafayette, Indiana 47902. Our telephone number at that address is (765) 742-1064.

Recent Legislation

      On November 12, 1999, the Gramm-Leach-Bliley Act, which modernizes the financial services industry by, among other things, permitting banking, insurance and securities companies to combine, was signed into law. It is unclear what impact this legislation will have on our operations, although the anticipated creation of larger and stronger financial services competitors could materially affect our business.

Market Area

      Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. In addition to the jobs provided by these two major employers, there is a strong manufacturing base anchored by Subaru/Isuzu and Wabash National Corporation, while the presence of Purdue University also attracts many high-tech industries to the area. The Greater Lafayette area has experienced consistent growth and low unemployment for several years and because of the diverse employment base is expected to continue to do so for the foreseeable future. The unemployment rate in Lafayette in December 1999 was 1.9 percent compared to 3.4% for the State of Indiana and 4.5% nationally.

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

      In the mid 1980's, we began originating adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long term, fixed-rate loans. As a result of continued consumer demand for long-term, fixed rate loans, we have continued to originate such loans. We underwrite these mortgage loans utilizing secondary market guidelines allowing them to be saleable, without recourse, primarily to Freddie Mac. The sale of these loans results in additional short-term income and improves our interest rate risk position. We generally retain servicing rights on loans sold in the secondary market. Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

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

      At December 31, 1999, the maximum amount we could have loaned to any one borrower and the borrower's related entities was $2.9 million. We had three lending relationships to a single borrower or a group of related borrowers at December 31, 1999, each with an outstanding balance of approximately $2.6 million. The first lending relationship to a single borrower or a group of related borrowers which totaled $2.6 million at December 31, 1999, consists of two loans to a single borrower secured by a multi-family dwelling and a single family residence. The second $2.6 million lending relationship consists of multiple loans to a single borrower secured by multi-family rental properties and the third lending relationship consists of multiple loans to a single borrower secured by one- to four-family and multi-family rental properties. All of these loans were performing in accordance with their terms at December 31, 1999. At December 31, 1999, we had 33 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $1.0 million, all of which were performing in accordance with their repayment terms.

      Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

                                                                           December 31,
                                     -------------------------------------------------------------------------------------
                                                  1995                         1996                        1997
                                     -------------------------------------------------------------------------------------
                                        Amount           Percent      Amount          Percent      Amount         Percent
                                     ------------        -------   -----------        -------   -----------       --------
                                                                      (Dollars in Thousands)
Real Estate Loans
 One-to four-family ...............   $    86,231         62.40%   $    96,987         57.72%   $   104,416         56.39%
 Multi-family .....................        12,044          8.72         19,610         11.67         20,382         11.01
 Commercial .......................        15,034         10.88         19,032         11.33         20,888         11.28
 Land and land development ........         3,880          2.81          3,334          1.98          6,020          3.25
 Construction .....................        10,379          7.51         14,447          8.60         14,326          7.74
                                      -----------         -----    -----------         -----    -----------         -----
   Total Real Estate Loans ........       127,568         92.32        153,410         91.30        166,032         89.67
                                      -----------         -----    -----------         -----    -----------         -----

Other Loans
 Consumer loans:
  Home equity .....................         4,124          2.98          7,415          4.41         10,012          5.41
  Home improvement ................            53          0.04            212          0.13            140          0.08
  Automobile ......................           794          0.57            792          0.47          1,633          0.88
  Deposit account .................           144          0.10            238          0.14            165          0.09
  Other ...........................           933          0.68          1,151          0.68          1,348          0.73
                                      -----------         -----    -----------         -----    -----------         -----
     Total consumer loans .........         6,048          4.37          9,808          5.83         13,298          7.19
 Commercial business loans ........         4,570          3.31          4,825          2.87          5,823          3.14
                                      -----------         -----    -----------         -----    -----------         -----
   Total other loans ..............        10,618          7.68         14,633          8.70         19,121         10.33
                                      -----------         -----    -----------         -----    -----------         -----
      Total loans .................       138,186        100.00%       168,043        100.00%       185,153        100.00%
                                      ===========         =====    ===========         =====    ===========         =====

Less:
  Loans in process ................         4,516                        6,755                        4,859
  Deferred fees and discounts .....           315                          357                          284
  Allowance for losses ............           922                        1,715                        1,478
                                      -----------                  -----------                  -----------
    Total loans receivable, net ...   $   132,433                  $   159,216                  $   178,532
                                      ===========                  ===========                  ===========


                                                           December 31,
                                     ----------------------------------------------------------
                                                1998                          1999
                                     ----------------------------------------------------------
                                       Amount           Percent     Amount            Percent
                                     -----------        -------   -----------        ----------
                                                       (Dollars in Thousands)
Real Estate Loans
 One-to four-family ...............  $   113,231         55.08%   $   128,718         56.36%
 Multi-family .....................       25,530         12.42         28,870         12.64
 Commercial .......................       26,342         12.82         31,010         13.58
 Land and land development ........        6,174          3.00          6,654          2.91
 Construction .....................       12,220          5.95         13,038          5.71
                                     -----------         -----    -----------         -----
   Total Real Estate Loans ........      183,497         89.27        208,290         91.20
                                     -----------         -----    -----------         -----

Other Loans
 Consumer loans:
  Home equity .....................       10,572          5.14         11,685          5.12
  Home improvement ................          301          0.15            282          0.12
  Automobile ......................        1,639          0.80          2,325          1.02
  Deposit account .................           66          0.03            123          0.05
  Other ...........................        1,848          0.90          1,718          0.75
                                     -----------         -----    -----------         -----
     Total consumer loans .........       14,426          7.02         16,133          7.06
 Commercial business loans ........        7,627          3.71          3,974          1.74
                                     -----------         -----    -----------         -----
   Total other loans ..............       22,053         10.73         20,107          8.80
                                     -----------         -----    -----------         -----
      Total loans .................      205,550        100.00%       228,397        100.00%
                                     ===========         =====    ===========         =====

Less:
  Loans in process ................        4,401                        3,927
  Deferred fees and discounts .....          225                          214
  Allowance for losses ............        1,578                          894
                                     -----------                   ----------
    Total loans receivable, net ...  $   199,346                   $  223,362
                                     ===========                   ==========

      The following table shows the composition of our loan portfolio, including loans held for sale, by fixed- and adjustable-rate at the dates indicated. The one- to four-family fixed-rate loans include $17.3 million, $16.7 million and $9.7 million of loans at December 31, 1997, 1998 and 1999, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

                                                                           December 31,
                                     -------------------------------------------------------------------------------------
                                                  1995                         1996                        1997
                                     -------------------------------------------------------------------------------------
                                        Amount           Percent      Amount          Percent      Amount         Percent
                                     ------------        -------   -----------        -------   -----------       --------
                                                                      (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family .............   $    41,222         29.83%   $    48,204         28.69%   $    46,036         24.86%
  Multi-family ....................           457          0.33            401          0.24            857          0.46
  Commercial ......................         2,096          1.52          2,791          1.66          1,107          0.60
  Construction ....................        10,379          7.51         14,447          8.60         14,326          7.74
  Land and land development .......            --            --            762          0.45          1,197          0.65
                                      -----------   -----------    -----------   -----------    -----------   -----------
    Total Real Estate Loans .......        54,154         39.19         66,605         39.64         63,523         34.31
  Consumer ........................         1,619          1.17          2,393          1.42          2,738          1.48
  Commercial business .............         4,570          3.31          4,103          2.44          5,131          2.77
                                      -----------   -----------    -----------   -----------    -----------   -----------
    Total fixed-rate loans ........        60,343         43.67         73,101         43.50         71,392         38.56
                                      -----------   -----------    -----------   -----------    -----------   -----------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family .............        45,009         32.57         48,783         29.03         58,380         31.53
  Multi-family ....................        11,587          8.39         19,209         11.43         19,525         10.55
  Commercial ......................        12,938          9.36         16,241          9.66         19,781         10.68
  Construction ....................            --            --             --            --             --            --
  Land and land development .......         3,880          2.81          2,572          1.54          4,823          2.60
                                      -----------   -----------    -----------   -----------    -----------   -----------
    Total Real Estate Loans .......        73,414         53.13         86,805         51.66        102,509         55.36
  Consumer ........................         4,429          3.20          7,415          4.41         10,560          5.70
  Commercial business .............            --            --            722          0.43            692          0.38
                                      -----------   -----------    -----------   -----------    -----------   -----------
    Total adjustable-rate loans ...        77,843         56.33         94,942         56.50        113,761         61.44
                                      -----------   -----------    -----------   -----------    -----------   -----------
    Total loans ...................       138,186        100.00%       168,043        100.00%       185,153        100.00%
                                      -----------   ===========    -----------   ===========    -----------   ===========

Less:
  Loans in process ................         4,516                        6,755                        4,859
  Deferred fees and discounts .....           315                          357                          284
  Allowance for losses ............           922                        1,715                        1,478
                                      -----------                  -----------                  -----------
    Total loans receivable, net ...   $   132,433                  $   159,216                  $   178,532
                                      ===========                  ===========                  ===========

                                                           December 31,
                                     ----------------------------------------------------------
                                                1998                          1999
                                     ----------------------------------------------------------
                                       Amount           Percent     Amount            Percent
                                     -----------        -------   -----------        ----------
                                                       (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family .............  $    50,480         24.57%   $    43,870         19.20%
  Multi-family ....................          434          0.21             66          0.03
  Commercial ......................        1,179          0.57          1,345          0.59
  Construction ....................        2,427          1.18          2,776          1.22
  Land and land development .......        1,629          0.79          3,765          1.65
                                     -----------   -----------    -----------   -----------
    Total Real Estate Loans .......       56,149         27.32         51,822         22.69
  Consumer ........................        3,152          1.53          3,492          1.53
  Commercial business .............        5,567          2.71          2,418          1.06
                                     -----------   -----------    -----------   -----------
    Total fixed-rate loans ........       64,868         31.56         57,732         25.28
                                     -----------   -----------    -----------   -----------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family .............       62,751         30.53         84,848         37.14
  Multi-family ....................       25,096         12.21         28,804         12.61
  Commercial ......................       25,163         12.24         29,665         12.99
  Construction ....................        9,793          4.76          3,878          1.70
  Land and land development .......        4,545          2.21          9,273          4.06
                                     -----------   -----------    -----------   -----------
    Total Real Estate Loans .......      127,348         61.95        156,468         68.50
  Consumer ........................       11,274          5.49         12,641          5.54
  Commercial business .............        2,060          1.00          1,556          0.68
                                     -----------   -----------    -----------   -----------
    Total adjustable-rate loans ...      140,682         68.44        170,665         74.72
                                     -----------   -----------    -----------   -----------
    Total loans ...................      205,550        100.00%       228,397        100.00%
                                     -----------   ===========    -----------   ===========

Less:
  Loans in process ................        4,401                        3,927
  Deferred fees and discounts .....          225                          214
  Allowance for losses ............        1,578                          894
                                     -----------                   ----------
    Total loans receivable, net ...  $   199,346                   $  223,362
                                     ===========                   ==========

      The following schedule illustrates the maturities of our loan portfolio at December 31, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                    Real Estate
                   ----------------------------------------------
                                           Construction, Land                                Commercial
                          Mortgage(1)     and Land Development        Consumer                Business                Total
                   --------------------  ---------------------- ----------------------  ---------------------- --------------------
                               Weighted                Weighted               Weighted                Weighted             Weighted
                               Average                  Average                Average                 Average              Average
                     Amount     Rate       Amount        Rate     Amount        Rate      Amount        Rate     Amount       Rate
                   --------     ----     --------        ----   --------        ----    --------        ----   --------       ----
                                                                (Dollars in Thousands)
    Due During
   Years Ending
   December 31,
2000 ............. $  3,609     9.17%    $  8,225        8.70%  $    910        9.07%   $  2,400        9.49%  $ 15,144       8.96%
2001 to 2004 .....    5,014     7.94        1,428        7.74     15,034        9.13         910        9.15     22,386       8.78
2005 and following  179,975     7.74       10,039        7.66        189        9.28         664        8.10    190,867       7.74
                   --------     ----     --------        ----   --------        ----    --------        ----   --------       ----
 TOTAL ........... $188,598     7.77%    $ 19,692        8.10%  $ 16,133        9.13%   $  3,974        9.18%  $228,397       7.92%
                   ========     ====     ========        ====   ========        ====    ========        ====   ========       ====

----------

(1) Includes one- to four-family, multi-family and commercial real estate loans.

      The total amount of loans due to mature after December 31, 2000 which have fixed interest rates is $54.9 million, and which have adjustable or renegotiable interest rates is $158.4 million.

One- to Four-Family Residential Real Estate Lending

      Our lending program focuses on the origination of permanent loans secured by mortgages on owner-occupied, one- to four-family residences. We also originate loans secured by nonowner-occupied, one- to four-family residences. At December 31, 1999, $128.7 million, or 56.35% of our total loan portfolio consisted of permanent loans secured by one- to four-family residences. Substantially all of these loans were secured by properties located in our primary market area. We originate a variety of residential loans, including conventional 15 and 30 year fixed-rate loans, fixed- rate loans convertible to adjustable rate loans, adjustable rate loans and balloon loans.

      Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the adjustable rate loans originated by us are subject to adjustment at one, three or five year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one, three or five year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed-rates loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five- year adjustable rate loans. At December 31, 1999, the total balance of one- to four- family adjustable rate loans was $84.8 million, or 37.14% of our gross loan portfolio. We generally retain adjustable rate loans in our portfolio pursuant to the asset/liability management strategy. Three-year and five- year adjustable rate loans represented $82.2 million and one-year adjustable rate loans represented $2.6 million of our total adjustable rate loans at December 31, 1999.

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

      We had $54.6 million in nonowner-occupied one- to four-family residential loans at December 31, 1999. These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed-rate, adjustable-rate and convertible rate loans, with terms of up to 30 years.

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

Multi-Family and Commercial Real Estate Lending

      We originate permanent loans secured by multi-family and commercial real estate. At December 31, 1999, our multi-family and commercial real estate loan portfolio totaled $59.9 million, or 26.22% of our total loan portfolio, compared to $27.1 million or 19.6% at December 31, 1995. The increase in the commercial and multi-family loan portfolio is due to the hiring during 1994 of an experienced commercial loan officer to further develop this portfolio.

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

Construction, Land and Land Development Lending

      We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 1999, substantially all of these loans were secured by property located within our primary market area. At December 31, 1999, we had $13.0 million in construction loans outstanding, representing 5.71% of our total loan portfolio.

      Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed-rate loans, with interest rates higher than those that we offer on one- to four-family loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1999, we had $3.4 million of construction loans to borrowers intending to live in the properties upon completion of construction.

      Construction loans to builders of one- to four-family residences have terms of six to eight months and require the payment of interest only at a fixed-rate for the loan term. We limit builders to one home construction loan at a time but would consider requests for more than one if the homes are presold. At December 31, 1999, we had $3.6 million of construction loans to builders of one- to four-family residences.

      We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase. At December 31, 1999, we had $6.1 million of loans to finance the construction of multi-family dwellings and commercial projects.

      We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to our base rate which is determined by a rate survey of a cross section of local banks. The maximum loan to value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 1999, we had $5.9 million of development loans to builders. We also make a limited number of land acquisition loans. At December 31, 1999, we had $797,000 in loans secured by land.

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

      At December 31, 1999, our largest construction and development loan was a development loan for a small residential subdivision for $1.6 million. We had no non-performing construction loans at December 31, 1999.

      Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences. Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to- value ratios and the likelihood of ultimate success of the project. Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

Consumer Lending

      We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $11.7 million or 5.12% of the total loan portfolio at December 31, 1999. We are currently offering a revolving line of credit home equity loan on which the total commitment amount may not exceed 95% of the appraised value of the property, with a five year term and minimum monthly payment requirement of interest only. At December 31, 1999, we had $11.8 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

      Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 1999, we had $994,000 of unsecured loans and lines of credit outstanding (with $596,000 of unused credit available) and $2.3 million of loans and lines of credit (with $818,000 of unused credit available) secured by small business equipment and vehicles. At December 31, 1999, our commercial business loans totaled $4.0 million.

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

      When loans are sold, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise service the loans. We receive a servicing fee for performing these services. We service for others mortgage loans that we originate and sell which amounted to $64.4 million at December 31, 1999.

      We occasionally purchase a limited amount of participation interests in real estate loans from other financial institutions outside our primary market area. We carefully review and underwrite all loans to be purchased to insure that they meet our underwriting standards.

      In periods of rising interest rates, our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related operating earnings. In addition, our ability to sell loans may substantially decrease as potential buyers reduce their purchasing activities.

      The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans include $4.0 million, $3.3 million and $3.4 million of loans originated during 1997, 1998 and 1999, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

                                                                         Year Ended December 31,
                                                                    ---------------------------------
                                                                      1997         1998        1999
                                                                    --------     --------    --------
                                                                              (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family ............................    $ 15,055     $ 22,717    $ 23,300
                - multi-family .................................       3,249        8,939       4,568
                - commercial ...................................       2,944        7,849       6,351
                - construction, land and land development ......       2,644       12,318      10,482
  Non-real estate - consumer ...................................       6,244        3,236          --
                - commercial business ..........................          --          453         408
                                                                    --------     --------    --------
         Total adjustable-rate .................................      30,136       55,512      45,109
                                                                    --------     --------    --------
 Fixed-rate:
  Real estate - one- to four-family ............................      23,384       39,053      25,971
                - multi-family .................................          --           38       1,575
                - commercial ...................................         706          120       2,877
                - construction, land and land development ......      17,986        2,531       8,497
  Non-real estate - consumer ...................................       3,194        1,755       6,880
                - commercial business ..........................       2,877        2,617       2,365
                                                                    --------     --------    --------
         Total fixed-rate ......................................      48,147       46,114      48,165
                                                                    --------     --------    --------
         Total loans originated ................................      78,283      101,626      93,274
                                                                    --------     --------    --------

Purchases:
  Real estate - one- to four-family ............................         180          748          --
                - commercial ...................................          --           12          --
         Total loan purchased ..................................         180          760          --
                                                                    --------     --------    --------
         Total mortgage-backed securities purchased ............          --           --         982
                                                                    --------     --------    --------
         Total purchases .......................................         180          760         982
                                                                    --------     --------    --------

Sales and Repayments:
  Real estate - one- to four-family ............................      20,199       26,508      15,476
                                                                    --------     --------    --------
         Total loans sold ......................................      20,199       26,508      15,476
  Principal repayments .........................................      38,883       55,107      54,951
                                                                    --------     --------    --------
         Total loans sold and repayments .......................      59,082       81,315      70,427
 Mortgage-backed securities:
  Principal repayments .........................................         574        1,167         579
Increase (decrease) in other items, net ........................         (65)         325          --
                                                                    --------     --------    --------
         Net increase ..........................................    $ 18,742     $ 19,839    $ 23,250
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

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                       Loans Delinquent For:
                                  --------------------------------------------------------------
                                             60-89 Days                 90 Days and Over              Total Delinquent Loans
                                  ------------------------------  ------------------------------  ------------------------------
                                                        Percent                         Percent                         Percent
                                                        of Loan                         of Loan                         of Loan
                                  Number     Amount     Category  Number     Amount     Category  Number     Amount     Category
                                  ------     ------     --------  ------     ------     --------  ------     ------     --------
                                                                       (Dollars in Thousands)
Real Estate:
  One- to four-family .........        8     $  526       0.41%        7     $  528       0.41%       15     $1,054       0.82%
  Commercial ..................       --         --         --         1        191       0.62         1        191       0.62
  Consumer ....................       --         --         --         7         59       0.20         7         59       0.36
                                     ---     ------                  ---     ------                  ---     ------
     Total ....................        8     $  526       0.23%       15     $  778       0.34%       23     $1,304       0.57%
                                     ===     ======                  ===     ======                  ===     ======

      Non-Performing Assets. The table below sets forth the amounts and categories of non- performing assets. Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. We did not have any accruing loans delinquent more than 90 days, or troubled debt restructured loans for the periods reported. The amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."

                                                                                        December 31,
                                                       ----------------------------------------------------------------------------
                                                           1995              1996            1997            1998            1999
                                                       -------------       --------        --------        --------        --------
                                                                                    (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ..........................       $          --       $     93        $     23        $    494        $    528
  Commercial real estate .......................                  --             --              --              --             191
  Consumer .....................................                                 10              --              23              59
  Commercial business ..........................                  --          2,391           2,071           2,213              --
                                                       -------------       --------        --------        --------        --------
       Total ...................................                  --          2,494           2,094           2,730             778

Foreclosed assets:
  One- to four-family ..........................                  --             --              --              --             215
                                                       -------------       --------        --------        --------        --------

Total non-performing assets ....................       $          --       $  2,494        $  2,094        $  2,730        $    993
                                                       =============       ========        ========        ========        ========
Total as a percentage of total assets ..........                0.00%          1.35%           1.01%           1.17%           0.39%
                                                       =============       ========        ========        ========        ========

Total assets ...................................       $     158,973       $184,607        $206,584        $232,811        $257,139
                                                       =============       ========        ========        ========        ========

      For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $26,000, of which none was included in interest income.

      In 1996, 1997 and 1998, the non-accruing commercial business loans consisted almost entirely of small equipment lease loans to the Bennett Funding Group. In 1997, we restructured $1.5 million of the $2.4 million of Bennett Funding Group loans and recorded a $135,000 loss. We earned 1.0% on the restructured amount until December, 1999 when the restructured portion of the loans was paid in full. We recorded a $184,000 loss on the remaining $855,000 in 1997 and $671,000 loss in 1999, although the $855,000 is still in litigation.

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

      In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 1999, we had classified $84,000 of our loans as substandard, none as doubtful and none as loss. At December 31, 1999, we had designated $1.8 million in loans as special mention.

      Other Loans of Concern. Included in other loans of concern are certain potential problem loans which have been categorized as special mention that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. Such potential problem loans consist primarily of (i) multiple loans totaling $282,000 at December 31, 1999, to a single borrower secured by a one- to four-family residential rental property and a multi-family rental property, where management has concerns about the cash flow of the borrower; (ii) a commercial real estate loan to a single borrower with an outstanding balance at December 31, 1999 of $191,000, secured by a restaurant, where the borrower is trying to sell the business and management has concerns about the viability of the underlying business; and (iii) a commercial real estate loan to a single borrower with an outstanding balance at December 31, 1999 of $105,000, secured by an office building and where management has concerns about the cash flow of the borrower. The majority of the remaining classified assets are loans to borrowers for residential property.

      Allowance for Loan Losses. We established an allowance for loan losses based on a systematic analysis of risk factors in the loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, industry standards and other factors. Because we have had only nominal loan losses during our recent past, we also consider the loss experience of similar portfolios in comparable lending markets as well as using the services of a consultant to assist in the evaluation of our growing commercial real estate and business loan portfolios. Our analysis results in the allocation of allowance amounts to each loan type. Although, we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses."

      The following table sets forth an analysis of our allowance for loan losses.

                                                                                        Year Ended December
                                                                 ------------------------------------------------------------------
                                                                  1995           1996           1997           1998           1999
                                                                 ------         ------         ------         ------         ------
                                                                                        (Dollars in Thousands)
Balance at beginning of period ..........................        $  926         $  922         $1,715         $1,478         $1,578

Charge-offs:
  One- to four-family ...................................            --             --             --             --             39
  Consumer ..............................................             6              7              3              4              7
  Commercial business ...................................            --             --            319             --            758
                                                                 ------         ------         ------         ------         ------
    Total Charge-offs ...................................             6              7            322              4            804
                                                                 ------         ------         ------         ------         ------

Recoveries:
  One- to four-family ...................................            --             --             11             --             --
  Consumer ..............................................             2             --              2             --             --
                                                                 ------         ------         ------         ------         ------
     Total recoveries ...................................             2             --             13             --             --
                                                                 ------         ------         ------         ------         ------

Net charge-offs .........................................             4              7            309              4            804
Additions charged to operations .........................            --            800             72            104            120
                                                                 ------         ------         ------         ------         ------
Balance at end of period ................................        $  922         $1,715         $1,478         $1,578         $  894
                                                                 ======         ======         ======         ======         ======

Net charge-offs to average loans outstanding ............            --             --           0.18%          ---%           0.37%

Allowance for loan losses to
  non-performing assets .................................            --           60.5%          70.6%          57.8%         90.03%

Allowance for loan losses to net loans
  at end of period ......................................          0.70%          1.08%          0.83%          0.79%          0.40%

      The allocation of our allowance for losses on loans at the dates indicated is summarized as follows:

                          -----------------------------------------------------------------------------------------------
                                         1995                            1996                           1997
                          -----------------------------------------------------------------------------------------------
                                                 Percent                         Percent                        Percent
                                                 of Loans                       of Loans                        of Loans
                                         Loan    in Each                 Loan    in Each                Loan    in Each
                           Amount of   Amounts   Category  Amount of   Amounts  Category  Amount of   Amounts   Category
                           Loan Loss      by     to Total  Loan Loss      by    to Total  Loan Loss      by     to Total
                           Allowance   Category   Loans    Allowance   Category   Loans   Allowance   Category   Loans
                          -----------------------------------------------------------------------------------------------
Real estate:
  One- to four-family.....    $262     $ 86,231   62.40%    $  146    $ 96,987     57.72%   $   145   $104,416     56.39
  Multi-family............     120       12,044    8.72         99      19,610     11.67        103     20,382     11.01
  Commercial real estate..     181       15,034   10.88        128      19,032     11.33        130     20,888     11.28
  Land and land
   development............      28        3,880    2.81         39       3,334      1.98         75      6,020      3.25
  Construction............      40       10,379    7.51          7      14,447      8.60         28     14,326      7.74
Consumer..................      36        6,048    4.37         51       9,808      5.83         74     13,298      7.19
Commercial business.......      51        4,570    3.31        997       4,825      2.87        729      5,823      3.14
Unallocated...............     204           --      --        248          --        --        194         --        --
                              ----     --------  ------     ------    --------    ------     ------   --------    ------
     Total................    $922     $138,186  100.00%    $1,715    $168,043    100.00%    $1,478   $185,153    100.00%
                              ====     ========  ======     ======    ========    ======     ======   ========    ======

                          ----------------------------------------------------------------
                                        1998                            1999
                          ----------------------------------------------------------------
                                                 Percent                         Percent
                                                of Loans                         of Loans
                                        Loan     in Each    Amount      Loan     in Each
                          Amount of   Amounts   Category      of       Amounts   Category
                          Loan Loss      by     to Total   Loan Loss     by      to Total
                          Allowance   Category    Loans    Allowance  Category    Loans
                          ----------------------------------------------------------------
Real estate:
  One- to four-family.....   $197    $113,231    55.08%       $185     $128,718    56.36%
  Multi-family............    130      25,530    12.42         146       28,870    12.64
  Commercial real estate..    162      26,342    12.82         158       31,010    13.58
  Land and land
   development............     61       6,174     3.00          50        6,654     2.91
  Construction............     18      12,220     5.95          26       13,038     5.71
Consumer..................    272      14,426     7.02          84       16,133     7.06
Commercial business.......    603       7,627     3.71          50        3,974     1.74
Unallocated...............    135          --       --         195           --       --
                           ------    --------   ------        ----     --------   ------
     Total................ $1,578    $205,550   100.00%       $894     $228,397   100.00%
                           ======    ========   ======        ====     ========   ======

Investment Activities

      We must maintain minimum levels of securities that qualify as liquid assets under the Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by the Office of Thrift Supervision regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1999 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 8.79%. Our level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "-Liquidity and Capital Resources" in the Annual Report to Stockholders filed as
Exhibit 13 to this Annual Report.

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

      The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                                                   December 31,
                                                    -------------------------------------------------------------------------
                                                              1997                      1998                     1999
                                                    -------------------------------------------------------------------------
                                                    Carrying        % of       Carrying       % of      Carrying       % of
                                                      Value        Total        Value        Total        Value        Total
                                                     -------      -------      -------      -------      -------      -------
Debt securities:
  U.S. government securities ....................    $ 2,525        35.37%     $ 1,528        11.45%     $ 1,003         8.89%
  Federal agency obligations ....................        507         7.11        2,542        19.05        1,475        13.07
  Municipal bonds ...............................      1,283        17.97        3,395        25.44        2,915        25.83
  Corporate bonds ...............................        224         3.14        3,056        22.90        2,754        24.40
                                                     -------      -------      -------      -------      -------      -------
    Subtotal ....................................      4,539        63.59       10,521        78.83        8,147        72.19
                                                     -------      -------      -------      -------      -------      -------

Other:
  Federal Home Loan Bank stock ..................      2,600        36.41        2,825        21.17        3,138        27.81
                                                     -------      -------      -------      -------      -------      -------
    Total debt securities and Federal Home
    Loan Bank stock .............................    $ 7,139       100.00%     $13,346       100.00%     $11,285       100.00%
                                                     =======      =======      =======      =======      =======      =======

  Average remaining life of debt securities .....         3.10 years                1.72 years                2.06 years

  Other interest-earning assets:
    Interest-bearing deposits with Federal
    Home Loan Bank ..............................    $ 5,580       100.00%     $ 8,254       100.00%     $ 7,500       100.00%
                                                     =======      =======      =======      =======      =======      =======

Mortgage-backed securities:
  Fannie Mae certificates .......................    $ 1,868        56.20%       1,447        67.19%       1,146        44.80%
  Freddie Mac certificates ......................      1,456        43.80          707        32.81        1,411        55.20
                                                     -------      -------      -------      -------      -------      -------
    Total mortgage-backed securities ............    $ 3,324       100.00%     $ 2,154       100.00%     $ 2,557       100.00%
                                                     =======      =======      =======      =======      =======      =======

      The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 1999. At December 31, 1999, all of our securities were classified as available for sale. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

                                                                                 December 31, 1999
                                                 ----------------------------------------------------------------------------------
                                                 Less Than       1 to 5         5 to 10        Over            Total Investment
                                                  1 Year         Years           Years       10 Years             Securities
                                                 --------       --------        --------     --------       -----------------------
                                                 Carrying       Carrying        Carrying     Carrying       Carrying         Market
                                                   Value         Value            Value        Value          Value          Value
                                                 --------       --------        --------     --------       --------         ------
                                                                                (Dollars in Thousands)
 U.S. government securities ..............       $ 1,003        $    --        $    --        $    --        $ 1,003        $ 1,003
 Federal agency obligations ..............            --            984            491             --          1,475          1,475
 Municipal bonds .........................           285          2,185            206            238          2,914          2,914
 Corporate bonds .........................           500          2,255             --             --          2,755          2,755
 Fannie Mae certificates .................            --          1,146             --             --          1,146          1,146
 Freddie Mac certificates ................            --          1,048            363             --          1,411          1,411
                                                 -------        -------        -------        -------        -------        -------
Total investment securities ..............       $ 1,788        $ 7,618        $ 1,060        $   238        $10,704        $10,704
                                                 =======        =======        =======        =======        =======        =======

Weighted average yield ...................          5.94%          5.76%          5.81%          6.00%          5.80%          5.80%

Sources of Funds

      General. Our primary source of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

      Deposits. We offer a variety of deposit accounts. Our deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts. We only solicit deposits from our primary market area and we do not use brokers to obtain deposits. We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

      The following table sets forth our savings flows during the periods indicated.

                                             Year Ended December 31,
                                     ---------------------------------------
                                       1997           1998           1999
                                     =========      =========      =========
                                            (Dollars in Thousands)

Opening balance ...................  $ 116,949      $ 137,686      $ 161,781
Deposits ..........................    559,910        746,241        832,042
Withdrawals .......................   (543,396)      (727,504)      (824,922)
Interest credited .................      4,223          5,358          5,715
                                     ---------      ---------      ---------

Ending balance ....................  $ 137,686      $ 161,781      $ 174,617
                                     =========      =========      =========

Net increase (decrease) ...........  $  20,737      $  24,095      $  12,836
                                     =========      =========      =========

Percent increase (decrease) .......      17.73%         17.50%          7.93%
                                     =========      =========      =========

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

                                                                                      December 31,
                                                         -------------------------------------------------------------------------
                                                                  1997                    1998                     1999
                                                         -------------------------------------------------------------------------
                                                                        Percent                 Percent                    Percent
                                                          Amount       of Total    Amount      of Total    Amount         of Total
                                                         -------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Transaction and Savings Deposits:
Noninterest-bearing ................................     $  5,097         3.70%   $  7,592         4.69%   $  8,599         4.92%
Savings accounts (2.50% at December 31,  1999) .....       13,958        10.13      14,868         9.18      16,159         9.25
NOW Accounts (0 - 2.00% at December 31, 1999) ......       15,214        11.04      18,936        11.71      20,693        11.85
Money Market Accounts (2.85 - 3.67% at
  December 31, 1999) ...............................        8,254         5.99       7,239         4.47       8,860         5.07
                                                         --------       ------    --------       ------    --------       ------
Total Non-Certificates .............................       42,523        30.86      48,635        30.05      54,311        31.09
                                                         --------       ------    --------       ------    --------       ------

Certificates:
 2.00 - 3.99% ......................................           95         0.07         617         0.38       2,042         1.17
 4.00 - 5.99% ......................................       51,847        37.64      79,983        49.41     102,556        58.71
 6.00 - 7.99% ......................................       43,214        31.37      32,546        20.11      15,708         8.99
 8.00 - and greater ................................            7         0.01          --           --          --           --
                                                         --------       ------    --------       ------    --------       ------
 Total certificates ................................       95,163        69.09     113,146        69.91     120,306        68.88
 Accrued interest ..................................           62         0.05          56         0.04          54         0.03
                                                         --------       ------    --------       ------    --------       ------
    Total deposits .................................     $137,748       100.00%   $161,837       100.00%   $174,671       100.00%
                                                         ========       ======    ========       ======    ========       ======

      The following table shows rate and maturity information for our certificates of deposit as of December 31, 1999.

                            2.00-       4.00-      6.00-                    Percent
                            3.99%       5.99%      7.99%       Total        of Total
                         -----------------------------------------------------------
                                           (Dollars in Thousands)
Certificate accounts
maturing in quarter
ending:
March 31, 2000 .......   $  1,859    $ 19,631    $  3,480    $ 24,970        20.76%
June 30, 2000 ........        156      23,834       2,475      26,465        22.00
September 30, 2000 ...         27      14,166       1,040      15,233        12.66
December 31, 2000 ....         --       6,168         103       6,271         5.21
March 31, 2001 .......         --       4,750         522       5,272         4.38
June 30, 2001 ........         --       9,786         510      10,296         8.56
September 30, 2001 ...         --       6,343         254       6,597         5.48
December 31, 2001 ....         --       4,274         514       4,788         3.98
March 31, 2002 .......         --       2,463       2,470       4,933         4.10
June 30, 2002 ........         --       3,905       2,164       6,069         5.04
September 30, 2002 ...         --       1,944       1,543       3,487         2.90
December 31, 2002 ....         --         521         322         843         0.70
Thereafter ...........         --       4,771         311       5,082         4.23
                         --------    --------    --------    --------       ------

   Total .............   $  2,042    $102,556    $ 15,708    $120,306       100.00%
                         ========    ========    ========    ========       ======

   Percent of total ..       1.70%      85.25%      13.06%     100.00%      100.00%
                             ====       =====       =====      ======       ======

      The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 1999:

                                                                    Maturity
                                              ----------------------------------------------------
                                                            Over       Over
                                               3 Months    3 to 6    6 to 12    Over
                                               or Less     Months     Months   12 months     Total
                                               -------     ------     ------   ---------     -----
                                                                 (In Thousands)
Certificates of deposit less than $100,000    $ 20,575   $ 21,177   $ 16,579   $ 40,380   $ 98,711

Certificates of deposit of $100,000 or more      4,386      5,084      4,895      6,987     21,352

Public funds ..............................          9        204         30         --        243
                                              --------   --------   --------   --------   --------

Total certificates of deposit .............   $ 24,970   $ 26,465   $ 21,504   $ 47,367   $120,306
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

                                                     Year Ended December 31,
                                               ---------------------------------
                                                1997         1998         1999
                                               -------      -------      -------
                                                         (In Thousands)
Maximum Balance:
  Federal Home Loan Bank advances .......      $50,000      $51,500      $61,758
  Other borrowings ......................          218          186          153

Average Balance:
  Federal Home Loan Bank advances .......      $46,125      $50,667      $57,148
  Other borrowings ......................          204          171          137

         The following table sets forth certain information as to our borrowings at the dates indicated.

                                                              December 31,
                                                     -----------------------------
                                                      1997       1998       1999
                                                     -------    -------    -------
                                                         (Dollars in Thousands)
Federal Home Loan Bank advances ..................   $50,000    $51,500    $61,758
Other borrowings .................................       189        156        121
                                                     -------    -------    -------

     Total borrowings ............................   $50,189    $51,656    $61,879
                                                     =======    =======    =======

Weighted average interest rate of Federal Home
   Loan Bank advances ............................      5.94%      5.82%      5.85%

Weighted average interest rate of other borrowings      5.50%      5.50%      5.50%

Subsidiaries and Other Activities

      We own a service corporation, L.S.B. Service Corporation. In April 1994, we made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10 year commitment totaling $500,000. During 1999, L.S.B. Service Corporation received a $58,000 tax credit related to its investment in the project and recorded net income of $33,000. At December 31, 1999, our total investment in L.S.B. Service Corporation was $336,000.

      Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996. Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997. At December 31, 1999, our total investment in Lafayette Insurance and Investments, Inc. was $45,000. Lafayette Insurance and Investments, Inc. recognized income of $14,000 during 1999.

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

      We attract all of our deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities as well as mutual funds and other financial intermediaries. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and branch locations and Internet banking with interbranch deposit and withdrawal privileges.

      There are 13 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market and mortgage loans in Tippecanoe County to both be approximately 9%.

Regulation

      General. We are a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation and oversight extending to all our operations. We are a member of the Federal Home Loan Bank of Indianapolis and are subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the thrift holding company of Lafayette Savings, LSB Financial also is subject to federal regulation and oversight.

      Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision and FDIC examinations were October 1999 and March 1992, respectively. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require us to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision.

      The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

      Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 1999, our lending limit under this restriction was $2.9 million.

      Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC- insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Bank Insurance Fund or the Savings Association Insurance Fund.

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

      Regulatory Capital Requirements. All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirements. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulations. At December 31, 1999, we had tangible capital of $18.8 million, or 7.31% of adjusted total assets, which is $14.9 million above the minimum requirement of 1.5% of adjusted total assets.

      The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institutions's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets including a limited amount of purchased credit card relationships. At December 31, 1999, we had core capital equal to $18.8 million, or 7.31% of adjusted total assets, which is $11.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

      On December 31, 1999 we had total capital of $19.7 million, including $18.8 million in core capital and $894,000 in qualifying supplementary capital, and risk-weighted assets of $171.5 million, including $20.7 million in converted off-balance sheet assets, or total capital of 11.57% of risk- weighted assets. This amount was $6.1 million above the 8% requirement in effect on that date.

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

      Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Office of Thrift Supervision regulations also prohibit a savings institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

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

      Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 1999, we met the test and have always met the test since it became effective.

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

      Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. We were examined for Community Reinvestment Act compliance in January 1999 and received a rating of "outstanding."

      Holding Company Regulation. LSB Financial is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. LSB Financial is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over us and our non-savings institution subsidiaries.

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

      Federal Securities Law. LSB Financial stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934, as amended.

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

      Federal Home Loan Bank System. We are a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

      As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis. At December 31, 1999, we had $3.1 million in Federal Home Loan Bank stock, which was in compliance with this requirement. We receive dividends on our Federal Home Loan Bank stock. These dividends averaged 7.99% for 1999.

Federal and State Taxation

      Federal Taxation. Savings institutions that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, are permitted to establish reserves for bad debts and to make annual additions which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method.

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

      A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 1999, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.

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

      John W. Corey. Mr. Corey, age 65, was elected as President, Chief Executive Officer and Director of Lafayette Savings in 1991. From 1987 to 1991, he was President and Chief Executive Officer of Ludington Savings Bank, FSB in Ludington, Michigan.

      Harry A. Dunwoody. Mr. Dunwoody, age 53, has served as Senior Vice President of Lafayette Savings since 1989 and was elected as a Director in 1993. He is responsible for the lending functions of Lafayette Savings.

      Mary Jo David. Ms. David, age 50, is Vice President, Chief Financial Officer and Secretary- Treasurer of Lafayette Savings, positions she has held since 1992. She joined Lafayette Savings in 1985 and was elected to the Board of Directors in 1999.

Employees

      At December 31, 1999, we had a total of 80 employees, including three part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

      We conduct our business at our main office and three other locations in Lafayette and West Lafayette, Indiana. We own our main office and two branch offices. The second branch office is leased. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1999 was approximately $6.1 million. We purchased property in 1999 for a new branch location and plan to start construction of this branch late in 2000. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

      We maintain an on-line data base of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 1999 was $468,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Page 48 of our 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

      Pages 5 through 18 of our 1999 Annual Report to Stockholders are incorporated herein by reference.

Item 7. Financial Statements

      Pages 20 through 45 of our 1999 Annual Report to Stockholders are incorporated herein by reference.

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

      Information concerning LSB Financial Directors are incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2000 under the caption "Share Ownership of LSB Financial Corp. Common Stock -- Section 16(a) Beneficial Ownership Reporting Compliance" incorporated herein by reference and a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

      Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits:

      See Index To Exhibits.

      (b) Reports on Form 8-K:

      No reports on Form 8-K have been filed during the three-month period ended December 31, 1999.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LSB FINANCIAL CORP.


Date: March 27, 2000           By:    /s/ John W. Corey
                                     -----------------------------------------
                                     John W. Corey, President, Chief Executive
                                     Officer and Director
                                     (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Mariellen M. Neudeck         /s/ John W. Corey
---------------------------       -------------------------------------------
Mariellen M. Neudeck,             John W. Corey, President, Chief Executive
  Chairman of the Board             and Director
  Officer                         (Principal Executive and Operating Officer)

Date: March 27, 2000              Date: March 27, 2000


/s/  Harry A. Dunwoody            /s/ James A. Andrew
---------------------------       -------------------------------------------
Harry A. Dunwoody,                James A. Andrew, Director
  Senior Vice President
  and Director

Date: March 27, 2000              Date: March 27, 2000


/s/  Philip W. Kemmer              /s/  Peter Neisel
---------------------------       -------------------------------------------
Philip W. Kemmer, Director        Peter Neisel, Director

Date: March 27, 2000              Date: March 27, 2000


/s/  Jeffrey A. Poxon              /s/ Thomas R. McCully
---------------------------       -------------------------------------------
Jeffrey A. Poxon, Director        Thomas R. McCully

Date: March 27, 2000              Date: March 27, 2000

/s/ John C. Shen                  /s/  Charles W. Shook
--------------------------------  -------------------------------------------
John C. Shen, Director            Charles W. Shook, Director

Date: March 27, 2000              Date: March 27, 2000

/s/  Mary Jo David
--------------------------------
Mary Jo David, Vice President,
Chief Financial Officer and
Secretary-Treasurer (Principal
Financial and Accounting Officer)

Date: March 27, 2000

                                INDEX TO EXHIBITS

Regulation
S-K Exhibit
  Number                                Document
  ------    --------------------------------------------------------------------

   3 Articles of Incorporation and Bylaws, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.

   4 Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

   10.1 Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0- 25070), is incorporated herein by reference.

   10.2 Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

   10.3 Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0- 25070), is incorporated herein by reference.

   11 Statement re computation of per share earnings (see Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB).

   13       Annual Report to Security Holders

   21 Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-25070), is incorporated herein by reference.

   23       Consent of Accountants

   27       Financial Data Schedule (electronic filing only)