Form 10QSB
period 2000-03-31
LSB FINANCIAL CORP
filed 2000-05-12
CIK 930405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended March 31, 2000

[   ]                             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana	35-1934975
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

101 Main Street, Lafayette, Indiana	47902
(Address or principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT APRIL 18, 2000
Common stock, par value $.01 per share	1,379,331

        Transitional Small Business Disclosure Format: YES [   ]    NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

Item 2.        Management's Discussion of Recent Operating Results.................................... 6-8

NEXT PAGE

LSB FINANCIAL CORP.
STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31, 1999	March 31, 2000
Assets

Cash and cash equivalents	$10,994	$10,326
Available-for-sale securities	10,704	10,473
Loans held for sale	248	88
Total loans	224,008	227,809
Less: Allowance for loan losses	(894)	(929)
Net loans	223,114	226,880

Premises and equipment, net	6,060	6,121
FHLB stock, at cost	3,138	3,138
Accrued interest receivable and other assets	2,881	2,970
Total Assets	257,139 =====	$259,996 =====

Liabilities and Shareholders' Equity

Liabilities
Deposits	$174,617	$181,606
Advances from FHLB	61,758	56,758
Note payable	121	112
Accrued interest payable and other liabilities	833	1,253
Total liabilities	237,329	239,729

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	8,205	8,191
Retained earnings	12,204	12,623
Unearned ESOP shares	(418)	(401)
Unamortized cost of recognition and retention plan	(95)	(37)
Accumulated other comprehensive income	(100)	(123)
Total shareholders' equity	19,810	20,267
Total liabilities and shareholders' equity	$257,139 =====	$259,996 =====

	$14.21	$15.47

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. STATEMENTS OF INCOME (Dollars in thousands, except per share data)

	Three months ended March 31,
	1999	2000

Interest Income
Loans, including related fees	$4,162	$4,585
Available-for-sale securities	224	213
FHLB stock	60	62
Total interest income	4,446	4,860

Interest Expense
Deposits	1,770	1,860
Borrowings	806	885
Total interest expense	2,576	2,745

Net interest income	1,870	2,115
Provision for loan losses	30	36
Net interest income after provision for loan losses	1,840	2,079

Noninterest Income
Service charges and fees	129	142
Net gain on mortgage loans originated for sale	58	3
Gain on sale of securities	0	0
Other income	104	118
Total noninterest income	291	263

Noninterest Expense
Salaries and benefits	744	712
Occupancy and equipment, net	224	237
Computer service	78	73
Advertising	95	91
Other	318	347
Total noninterest expense	1,459	1,460

Income before income taxes	672	882
Less: income taxes	272	338
Net income	$400 ===	$544 ===

Earnings per share	$0.31	$0.41
Diluted Earnings per share	$0.30	$0.41
Book value per share	$14.21	$15.47

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total
Balance at January 1, 1999	$9	$8,064	$10,703	($492)	($152)	$62	$18,194
Exercise of stock options		9					9
ESOP shares earned		39		19			58
RRP expense					22		22
Treasury stock acquired		(60)					(60)
Dividends paid			(110)				(110)
Comprehensive income
Net income			400				400
Change in unrealized gain/(loss)						(49)	(49)
Total comprehensive income							351

Balance at March 31, 1999	$9 ======	$8,052 ======	$10,993 ======	($473) ======	($130) ======	$13 ======	$18,464 ======

Balance at January 1, 2000	$14	$8,205	$12,204	($418)	($95)	($100)	$19,810
Exercise of stock options		0					0
ESOP shares earned		21		17			38
RRP expense					23		23
Retired RRP shares		(35)			35
Treasury stock acquired							0
Dividends paid			(125)				(125)
Comprehensive income
Net income			544				544
Change in unrealized gain/(loss)						(23)	(23)
Total comprehensive income							521

Balance at March 31, 1999	$14 =====	$8,191 =====	$12,623 =====	($401) =====	($37) =====	($123) =====	$20,267 =====

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the three months ended March 31,
	1999	2000
Cash Flows from Operating Activities
Net Income	$400	$544
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	115	125
Net amortization/(accretion) on securities	17	8
Gain on sale of securities	0	0
Gain on sale of loans	(58)	(3)
Loans originated for sale, net of sales proceeds	1,807	163
Provision for loan losses	30	36
Employee stock ownership plan shares earned	58	38
Change in assets and liabilities
Accrued interest receivable and other assets	(472)	(51)
Accrued interest payable and other liabilities	687	421
Net cash from operating activities	2,584	1,281

Cash Flows from Investing Activities
Purchases of available-for-sale securities	0	(471)
Proceeds from paydowns and maturities of available-for-sale securities	920	155
Sales of available-for-sale securities	0	500
Purchase of Federal Home Loan Bank stock	(225)	0
Loans made to customers net of payments received	(11,275)	(3,802)
Property and equipment expenditures	(144)	(186)
Net cash from investing activities	(10,724)	(3,804)

Cash Flows from Financing Activities
Net change in deposits	6,338	6,989
Proceeds from Federal Home Loan Bank advances	20,000	16,000
Payments on Federal Home Loan Bank advances	(14,000)	(21,000)
Payments on note payable	(9)	(9)
Treasury Stock Purchased	(60)	0
Dividends paid	(110)	(125)
Stock options exercised	9	0
Net cash from financing activities	12,168	1,855

Net change in cash and equivalents	4,028	(668)
Cash and equivalents at January 1	9,646	10,994

Cash and equivalents at March 31	$13,674 ======	$10,326 ======

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

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

	Quarter ended March 31,
	1999	2000
Weighted average shares outstanding (excluding unearned ESOP shares)	1,297,169	1,311,535
Shares used to compute diluted earnings per share	1,347,154	1,338,262
Earnings per share	$0.31	$0.41
Diluted earnings per share	$0.30	$0.41

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Financial Condition

        Comparison of Financial Condition at March 31, 2000 and December 31, 1999.

        Our total assets increased $2.9 million during the three months from December 31, 1999 to March 31, 2000. This increase was primarily due to a $3.8 million increase in our loan portfolio, partially offset by a $668,000 decrease in cash and cash equivalents, as we continued our efforts to grow by aggressively seeking to attract new residential mortgage borrowers and to increase the size of our higher-yielding multi-family, commercial real estate, land and land development and consumer loan portfolios. Cash and cash equivalents and investment securities decreased $899,000. We used a $7.0 million increase in deposits to fund loan growth and repaid a $5.0 million Federal Home Loan Bank advance which had been put in place as part of our year 2000 preparation. Non-performing loans decreased from $993,000 at December 31, 1999 to $810,000 at March 31, 2000. Shareholders' equity increased from $19.8 million at December 31, 1999 to $20.3 million at March 31, 2000, an increase of $457,000 due primarily to net income partially offset by the payment of a cash dividend.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999.

        General. Net income for the three months ended March 31, 2000 was $544,000, an increase of $144,000 or 36.00% from net income of $400,000 for the three months ended March 31, 1999. This increase was due to a $245,000 increase in net interest income partially offset by a $66,000 increase in taxes.

        Net Interest Income. Net interest income for the three months ended March 31, 2000 increased $245,000, or 13.10% over the same period in 1999. This increase was primarily volume driven due to management's success in growing the balance sheet. Our net interest margin (net interest income divided by average interest-earning assets) increased from 3.23% for the three months ended March 31, 1999 to 3.42% for the three months ended March 31, 2000. The increase in margin was accompanied by increased volume as average interest-earning assets increased from $231.5 million for the first quarter of 1999 to $247.5 million for the first quarter of 2000.

        Interest income on loans increased $423,000 or 10.16% for the three months ended March 31, 2000 compared to the same three months in 1999, primarily the result of an increase of $20.1 million in average loans outstanding. This increase was primarily due to an active residential real estate market through much of 1999 due to continued low interest rates, a strong local economy, and a continuing focus on commercial and consumer loan production. This increase in interest income was also slightly attributable to an increase in the average yield on loans from 8.12% for the first three months of 1999 to 8.15% for the first three months on 2000, as interest rates have started to increase.

NEXT PAGE

       Interest earned on other investments and Federal Home Loan Bank stock decreased by $9,000 for the three months ended March 31, 2000 compared to the same period in 1999. This was the result of an overall $4.1 million decrease in the average balance of other investments and Federal Home Loan Bank stock, partially offset by an increase in the average yield from 4.27% for the first quarter of 1999 to 4.92% over the same period in 2000. The yield increase was generally due to our replacing the short-term investments purchased early in 1999 with longer term, higher yielding investments.

        Interest expense for the three months ended March 31, 2000 increased $169,000 or 6.56% over the same period in 1999. This increase was primarily due to an increase of $15.0 million in average interest-bearing liabilities, consisting of an additional $13.4 million in the average balance of customer deposit accounts and a $1.6 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest bearing liabilities decreased slightly from 4.65% for the first quarter of 1999 to 4.64% for the first quarter of 2000.

        Provision for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. We recorded a $36,000 provision for loan losses during the three months of 2000 as a result of analyzing our current loan portfolios. This compares to a $30,000 provision for the first quarter of 1999. There were $810,000 of non-performing and restructured loans at March 31, 2000 compared to $814,000 of non-performing or restructured loans at March 31, 1999 (excluding the $2.1 million of Bennett Funding Group leases of which $1.4 million was recovered and $671,000 was written off against loan loss reserves in December, 1999). At March 31, 2000, our allowance equaled 0.41% of net loans receivable compared to 0.76% at March 31, 1999.

        Non-Interest Income. Non-interest income for the three months ended March 31, 2000 decreased by $28,000, or 9.62%, compared to the same period in 1999. This was primarily due to a $55,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from the decreased sales activity. This decrease was partially offset by a $13,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts.

        Non-Interest Expense. Non-interest expense for the three months ended March 31, 2000 increased only $1,000 over the same period in 1999, with no significant changes in account balances.

NEXT PAGE

        Income Tax Expense. Our income tax provision increased by $66,000 for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 primarily due to the increase in income before income taxes.

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

        We are required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 4.00%. Our internal policy for liquidity is 6% to 8%. Our liquidity ratios at December 31, 1999 and March 31, 2000 were 8.79% and 9.41%, respectively. We expect the liquidity level to decline with the maturity of short term investments acquired as part of our year 2000 preparations.

        Capital Resources. Shareholders' equity totaled $20.3 million at March 31, 2000 compared to $19.8 million at December 31, 1999, an increase of $457,000 or 2.31%, due to net income of $544,000, offset by $125,000 of cash dividends paid to shareholders.

       Federal regulations require us to maintain certain minimum levels of regulatory capital. The regulations currently require that core capital be 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets. At March 31, 2000 our capital ratios were as follows:

	Amount (000)	Percent of Applicable assets
Tangible Capital	$19,397.00	7.46%
Requirement	$3,899.00	1.50%
Excess	$15,498.00	5.96%

Core capital	$19,397.00	7.46%
Requirement	$10,396.00	4.00%
Excess	$9,001.00	3.46%

Risk-based capital	$20,326.00	11.72%
Requirement	$13,872.00	8.00%
Excess	$6,454.00	3.72%

NEXT PAGE

REGARDING FORWARD-LOOKING STATEMENTS

        This document, including information included or incorporated by reference, contains, and future filings by LSB Financial of Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion of Recent Operating Results" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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
  the effects of, and changes in, trade, monetary and fiscal policies and laws; including interest rate policies of the Federal Reserve Board;
  inflation, interest rate, market and monetary fluctuations;
  the timely development of and acceptance of our new products and services of Lafayette Savings and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute our products and services for the products and services of our competitors;
  the success of Lafayette Savings in gaining regulatory approval of our products and services, when required;
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

NEXT PAGE

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

NEXT PAGE

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP. (Registrant)

Date May 11, 2000	/s/ JOHN W. COREY John W. Corey, President (Principal Executive Officer)

Date May 11, 2000	/s/ MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Exhibit
Number

   11               Computation of Per Share Earnings

   27               Financial Data Schedule