Form 10QSB
period 2000-06-30
LSB FINANCIAL CORP
filed 2000-08-03
CIK 930405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2000

[   ]                             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana	35-1934975
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

101 Main Street, Lafayette, Indiana	47902
(Address or principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT JULY 31, 2000
Common stock, par value $.01 per share	1,384,096

        Transitional Small Business Disclosure Format: YES [   ]    NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

Item 2.        Management's Discussion of Recent Operating Results................................... 6-10

PART II.     OTHER INFORMATION.............................................................................. 11-12

                   SIGNATURES..................................................................................................... 13

                   EXHIBIT INDEX................................................................................................. 14

NEXT PAGE

LSB FINANCIAL CORP.
STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31, 1999	June 30, 2000
Assets:

Cash and cash equivalents	$10,994	$9,910
Available-for-sale securities	10,704	12,513
Loans held for sale	248	40
Total loans	224,008	234,753
Less: Allowance for loan losses	(894)	(965)
Net loans	223,114	233,788

Premises and equipment, net	6,060	6,104
FHLB stock, at cost	3,138	3,278
Accrued interest receivable and other assets	2,881	3,045
Total assets	257,139 =====	$268,678 =====

Liabilities and Shareholders' Equity:

Liabilities:
Deposits	$174,617	$182,086
Advances from FHLB	61,758	64,558
Note payable	121	103
Accrued interest payable and other liabilities	833	1,177
Total liabilities	237,329	247,924

Shareholders' Equity:
Common stock	14	14
Additional paid-in-capital	8,205	8,252
Retained earnings	12,204	12,994
Unearned ESOP shares	(418)	(383)
Unamortized cost of recognition and retention plan	(95)	(15)
Accumulated other comprehensive income	(100)	(108)
Total shareholders' equity	19,810	20,754
Total liabilities and shareholders' equity	$257,139 =====	$268,678 =====

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. STATEMENTS OF INCOME (Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

Interest Income
Loans, including related fees	$4,753	$4,285	$9,338	$8,447
Available-for-sale securities	223	242	435	466
FHLB stock	63	58	< u> 126	118
Total interest income	5,039	4,585	9,899	9,031

Interest Expense
Deposits	1,953	1,761	3,813	3,531
Borrowings	949	829	1,835	1,635
Total interest expense	2,902	2,590	5,648	5,166

Net interest income	2,137	1,995	4,251	3,865
Provision for loan losses	36	30	72	60
Net interest income after provision for loan losses	2,101	1,965	4,179	3,805

Noninterest Income
Service charges and fees	137	155	279	284
Net gain on mortgage loans originated for sale	3	50	7	108
Gain on sale of securities	0	0	0	0
Other	207	134	325	238
Total noninterest income	347	339	611	630

Noninterest Expense
Salaries and benefits	904	754	1,616	1,498
Occupancy and equipment, net	260	230	497	454
Computer service	72	79	145	157
Advertising	85	91	176	186
Other	363	328	710	646
Total noninterest expense	1,684	1,482	3,144	2,941

Income before income taxes	764	822	1,646	1,494
Less: income taxes	289	326	627	598
Net income	$475 ===	$496 ===	$1,019 ===	$896 ===

Earnings per share (Note 3)	$0.36	$0.38	$0.78	$0.69
Diluted Earnings per Share	$0.36	$0.37	$0.76	$0.67
Book value per share	$15.71	$14.48	$15.71	$14.48
Total Comprehensive Income	$440.00	$414.00	$1,011.00	$765.00

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Recognition and Retention Plan	Accumulate d Other Comprehensive Income	Total
Balance at January 1, 1999	$9	$8,064	$10,703	($492)	($152)	$62	$18,194
Adjustment for stock split	5	(5)
Exercise of stock options		27					27
ESOP shares earned		77		37			114
RRP expense					45		45
Treasury stock acquired		(60)					(60)
Dividends paid			(209)				(209)
Comprehensive income
Net income			896				896
Change in unrealized gain/(loss)						(131)	(131)
Total comprehensive income							765

Balance at June 30, 1999	$14 ======	$8,103 ======	$11,390 ======	($455) ======	($107) ======	($69) ======	$18,876 ======

Balance at January 1, 2000	$14	$8,205	$12,204	($418)	($95)	($100)	$19,810
Exercise of stock options		44					44
ESOP shares earned		38		35			73
RRP expense					45		45
Retired RRP shares		(35)			35		0
Dividends paid			(229)				(229)
Comprehensive income
Net income			1,019				1,019
Change in unrealized gain/(loss)						(8)	(8)
Total comprehensive income							1,011

Balance at June 30, 2000	$14 =====	$8,252 =====	$12,994 =====	($383) =====	($15) =====	($108) =====	$20,754 =====

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the six months ended June 30,
	1999	2000
Cash Flows from Operating Activities
Net Income	$896	$1,019
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	237	280
Net amortization/(accretion) on securities	31	10
Gain on sale of securities	0	0
Writedown of loans held for sale	0	0
Gain on sale of loans	(108)	(7)
Loans originated for sale, net of sales proceeds	(273)	215
Provision for loan losses	60	72
Employee stock ownership plan shares earned	114	73
Change in assets and liabilities
Accrued interest receivable	(68)	(147)
Other assets	22	34
Accrued interest payable	17	27
Other liabilities	(236)	317
Net cash from operating activities	692	1,893

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(1,482)	(3,114)
Proceeds from paydowns and maturities of available-for-sale securities	2,254	781
Sales of available-for-sale securities	0	500
Purchase of Federal Home Loan Bank stock	(225)	(140)
Loans made to customers net of payments received	(15,743)	(10,746)
Property and equipment expenditures	(300)	(324)
Net cash from investing activities	(15,496)	(13,043)

Cash Flows from Financing Activities
Net change in deposits	10,086	7,469
Proceeds from Federal Home Loan Bank advances	29,000	14,300
Payments on Federal Home Loan Bank advances	(22,500)	(11,500)
Payments on note payable	(17)	(18)
Treasury Stock Purchased	(60)	0
Dividends paid	(209)	(229)
Stock options exercised	27	44
Net cash from financing activities	16,327	10,066

Net change in cash and equivalents	1,523	(1,084)
Cash and equivalents at January 1	9,646	10,994

Cash and equivalents at June 30	$11,169 ======	$9,910 ======

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

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

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB, and Lafayette Savings' wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

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

	Quarter ended June 30,		Year-to-date June 30,
	2000	1999	2000	1999
Weighted average shares outstanding (excluding unearned ESOP shares)	1,316,280	1,301,408	1,313,907	1,299,439
Shares used to compute diluted earnings per share	1,334,098	1,352,561	1,335,452	1,346,667
Earnings per share	$0.36	$0.38	$0.78	$0.69
Diluted earnings per share	$0.36	$0.37	$0.76	$0.67

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

       All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

        Comparison of Financial Condition at June 30, 2000 and December 31, 1999.

        Our total assets increased $11.5 million during the six months from December 31, 1999 to June 30, 2000. This increase was primarily due to a $10.7 million increase in our loan portfolio, partially offset by a $1.1 million decrease in cash and cash equivalents, as we continued our efforts to grow by aggressively seeking to attract new residential mortgage borrowers and to increase the size of our higher-yielding multi-family, commercial real estate, land and land development and consumer loan portfolios. Investment securities increased $1.8 million primarily because of the Company's $1.3 million participation in a local redevelopment revenue bond. We used a $7.5 million increase in deposits and a $2.8 million increase in Federal Home Loan Bank Advances to fund loan growth and provide liquidity for future lending activity. Non-performing loans decreased from $993,000 at December 31, 1999 to $417,000 at June 30, 2000. Shareholders' equity increased from $19.8 million at December 31, 1999 to $20.8 million at June 30, 2000, an increase of $1.0 million due primarily to net income partially offset by the payment of a cash dividend.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 1999 and June 30, 2000.

        General. Net income for the six months ended June 30, 2000 was $1.0 million, an increase of $123,000 or 13.73% from net income of $896,000 for the six months ended June 30, 1999. This increase was due primarily to a $386,000 increase in net interest income partially offset by a $203,000 increase in non-interest expenses. Net income for the second quarter of 2000 was $475,000, down slightly from $496,000 for the same period in 1999, due primarily to a $142,000 increase in net interest income offset by a $202,000 increase in non-interest expenses.

        Net Interest Income. Net interest income for the six months ended June 30, 2000 was $4.3 million, an increase of $386,000, or 9.99%, over the same period in 1999. Net interest income for the second quarter of 2000 increased $142,000, or 7.12%, over the same period in 1999. These increases were primarily volume driven due to management's success in growing the balance sheet. Our net interest margin (net interest income divided by average interest-earning assets) increased from 3.28% for the six months ended June 30, 1999 to 3.39% for the six months ended June 30, 2000. Average interest-earning assets increased from $235.6 million for the first six months of 1999 to $250.7 million for the first six months of 2000. The interest rate spread for the first six months increased from 3.07% for 1999 to 3.18% for 2000.

NEXT PAGE

        Interest income on loans increased $891,000 or 10.55% for the six months ended June 30, 2000 compared to the same six months in 1999, primarily the result of an increase of $18.8 million in average loans outstanding. This increase was primarily due to an active residential real estate market resulting from a strong local economy, and a continuing focus on commercial and consumer loan production. This increase in interest income was also slightly attributable to an increase in the average yield on loans from 8.07% for the first six months of 1999 to 8.18% for the first six months on 2000, due to rising interest rates in the economy. Interest income on loans increased $468,000 for the second quarter of 2000 compared to the second quarter of 1999 due primarily to a $17.4 million increase in average loans.

       Interest earned on other investments and Federal Home Loan Bank stock decreased by $23,000 for the six months ended June 30, 2000 compared to the same period in 1999. This was the result of an overall $3.7 million decrease in the average balance of other investments and Federal Home Loan Bank stock, partially offset by an increase in the average yield from 4.46% for the first six months of 1999 to 4.93% over the same period in 2000. The yield increase was generally due to our replacing the short-term investments purchased early in 1999 with longer term, higher yielding investments. Interest income on other investments and Federal Home Loan Bank stock decreased $14,000 for the second quarter of 2000 compared to the second quarter of 1999 due primarily to a $2.9 million decrease in the average balance of other investments and Federal Home Loan Bank stock.

        Interest expense for the six months ended June 30, 2000 increased $482,000 or 9.33% over the same period in 1999. This increase was primarily due to an increase of $15.1 million in average interest-bearing liabilities, consisting of an additional $12.3 million in the average balance of customer deposit accounts and a $2.8 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest bearing liabilities increased slightly from 4.60% for the first six months of 1999 to 4.71% the same period in 2000. Interest expense increased $312,000 for the second quarter of 2000 over the same period in 1999 primarily due to a $15.2 million increase in average interest-bearing liabilities along with an increase in the average rate paid from 4.54% for the three month period in 1999 to 4.65% for the same period in 2000.

        Provision for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in allocation of allowance amounts to each loan type. We recorded a $72,000 provision for loan losses during the six months of 2000 as a result of analyzing our current loan portfolios. This compares to a $60,000 provision for the first six months of 1999. There were $417,000 of non-performing or restructuredloans at June 30, 2000 compared to $667,000 of non-performing or restructured loans at June 30, 1999 (excluding the $2.1 million of Bennett Funding Group leases of which $1.4 million was recovered and $671,000 was written off against the allowance for loan losses in December 1999). At June 30, 2000, our allowance equaled 0.41% of net loans receivable and 231.40% of non-performing assets compared to 0.75% and 59.82% respectively at June 30, 1999.

NEXT PAGE

        Non-Interest Income. Non-interest income for the six months ended June 30, 2000 decreased by $19,000, or 3.02%, compared to the same period in 1999. This was primarily due to a $101,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from the decreased sales activity. This decrease was partially offset by an $87,000 increase in fees on various debit and credit card products and other services. Non-interest income for the second quarter of 2000 increased by $8,000 over the same period in 1999, primarily due to a $73,000 increase in fees on various debit and credit card products and other services, partially offset by a $47,000 decrease in the gain on the sale of loans in the secondary market and an $18,000 decrease in service charges and various fees.

        Non-Interest Expense. Non-interest expense for the six months ended June 30, 2000 increased $203,000 over the same period in 1999. The major components of this increase included a $118,000 increase in salaries and employee benefits primarily due to merit increases and the hiring of a Chief Operating Officer, a $43,000 increase in occupancy and equipment expense due to the purchase of a building to house back-office operations and a $64,000 increase in various other expenses. Non-interest expense for the second quarter of 2000 increased by $202,000 over the same period in 1999, primarily due to a $150,000 increase in salaries and employee benefits, a $30,000 increase in occupancy expenses due to the new building and a $35,000 increase in various other expenses. A change in the payroll process resulted in the second quarter having one more pay period than the same quarter in 1999.

        Income Tax Expense. The Company's income tax provision increased by $29,000 for the six months ended June 30, 2000, compared to the same period in 1999, and decreased $37,000 for the second quarter of 2000 compared to the same period in 1999. These changes were driven by changes in income before tax and by a slightly lower effective tax rate in 2000, compared to 1999.

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

        We are required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 4.00%. Our internal policy for liquidity is 6% to 8%. Our liquidity ratios at December 31, 1999 and June 30, 2000 were 8.79% and 8.89%, respectively.

NEXT PAGE

        Capital Resources. Shareholders' equity totaled $20.8 million at June 30, 2000 compared to $19.8 million at December 31, 1999, an increase of $944,000 or 4.77%, due to net income of $1.0 million and reduction in unearned ESOP shares and the unamortized cost or the Recognition and Retention plan, offset by $229,000 of cash dividends paid to shareholders.

        Federal regulations require Lafayette Savings Bank to maintain certain minimum levels of regulatory capital. The regulations currently require that core capital be at least 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets. At June 30, 2000 our capital ratios were as follows:

	Amount (000)	Percent of Applicable assets

Tangible and Core capital	$19,818	7.38%
Requirement	$10,742	4.00%
Excess	$9,076	3.38%

Risk-based capital	$20,783	11.38%
Requirement	$14,604	8.00%
Excess	$6,179	3.38%

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

NEXT PAGE

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Coompany in the proceedings, that the resolution of any prior and pending proceedings should not have a material effect on the Company or the Bank's financial condition or results of operations.

Item 2. CHANGES IN SECURITIES

None to be reported.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None to be reported.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) On April 19, 2000, LSB Financial Corp. held its Annual Meeting of Stockholders ("Meeting").

        (b) Not applicable.

        (c) Stockholders of the Company voted on the following matters at the meeting.

Election of the following persons as directors of the Company for terms of three years:

	Votes For	Votes Withheld
James A. Andrew	1,099,595	16,892
John W. Corey	1,099,841	16,646
Philip W. Kemmer	1,099,265	17,222
John C. Shen	1,099,588	16,899

NEXT PAGE

	Votes For	Votes Against	Abstentions	Broker Non-votes
Ratification of the appointment of Crowe, Chizek and Company LLP as auditors of the Company for the fiscal year ended December 31, 2000.	1,101,158	11,331	3,998	-0-

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

               See Exhibit Index.

        (b) Reports on Form 8-K

               None to be reported.

NEXT PAGE

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP. (Registrant)

Date August 1, 2000	/s/ JOHN W. COREY John W. Corey, President (Principal Executive Officer)

Date August 1, 2000	/s/ MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3	Articles of Incorporation and Bylaws, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
11	Statement re computation of per share earnings
27	Financial Data Schedule