Form 10QSB
period 2000-09-30
LSB FINANCIAL CORP
filed 2000-11-03
CIK 930405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended September 30, 2000

[   ]                             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana	35-1934975
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

101 Main Street, Lafayette, Indiana	47902
(Address or principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT OCTOBER 19, 2000
Common stock, par value $.01 per share	1,391,096

        Transitional Small Business Disclosure Format: YES [   ]    NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

Item 2.        Management's Discussion of Recent Operating Results................................ 6-10

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	September 30, 2000	December 31, 1999
Assets:

Cash and cash equivalents	$8,516	$10,994
Available-for-sale securities	12,193	10,704
Loans held for sale	40	248
Gross loans receivable	243,263	224,008
Less: Allowance for loan losses	(993)	(894)
Loans, net of allowance	242,270	223,114

Premises and equipment, net	6,112	6,060
FHLB stock, at cost	3,378	3,138
Accrued interest receivable and other assets	3,273	2,881
Total assets	$275,782	$257,139

Liabilities and Shareholders' Equity:

Liabilities:
Deposits	$186,383	$174,617
Advances from FHLB	66,558	61,758
Note payable	93	121
Accrued interest payable and other liabilities	1,508	833
Total liabilities	254,542	237,329

Shareholders' Equity:
Common stock	14	14
Additional paid-in-capital	8,361	8,205
Retained earnings	13,381	12,204
Unearned ESOP shares	(365)	(418)
Unamortized cost of recognition and retention plan	(79)	(95)
Accumulated other comprehensive income	(72)	(100)
Total shareholders' equity	21,240	19,810
Total liabilities and shareholders' equity	$275,782	$257,139

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. STATEMENTS OF INCOME (Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999

Interest Income
Loans, including related fees	$5,004	$4,385	$14,342	$12,833
Available-for-sale securities	245	198	681	663
FHLB stock	70	63	196	181
Total interest income	5,319	4,646	15,219	13,677

Interest Expense
Deposits	2,131	1,790	5,943	5,321
Borrowings	1,013	789	2,849	2,424
Total interest expense	3,144	2,579	8,792	7,745

Net interest income	2,175	2,067	6,427	5,932
Provision for loan losses	36	30	108	90
Net interest income after provision for loan losses	2,139	2,037	6,319	5,842

Noninterest Income
Service charges and fees	169	148	448	432
Net gain on mortgage loans originated for sale	57	15	64	123
Other	110	123	434	362
Total noninterest income	336	286	946	917

Noninterest Expense
Salaries and benefits	871	780	2,487	2,282
Occupancy and equipment, net	263	203	760	657
Computer service	78	56	223	213
Advertising	85	108	261	293
Other	349	351	1,059	998
Total noninterest expense	1,646	1,498	4,790	4,443

Income before income taxes	829	825	2,475	2,316
Less: income taxes	316	327	943	924
Net income	$513	$498	$1,532	$1,392
Total Comprehensive Income	$549	$490	$1,560	$1,253
Earnings per share (Note 3)	$0.39	$0.38	$1.16	$1.07
Diluted Earnings per Share	$0.38	$0.37	$1.14	$1.04
Book value per share	$15.96	$14.77	$15.96	$14.77

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earning s	Unearned ESOP Shares	Unamortized Cost of Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total
Balance at January 1, 1999	$9	$8,064	$10,703	($492)	($152)	$62	$18,194
Adjustment for stock split	5	(5)
Exercise of stock options		28					28
ESOP shares earned		111		56			167
RRP expense					67		67
Treasury stock acquired		(60)					(60)
Dividends paid			(320)				(320)
Comprehensive income
Net income			1,392				1,392
Change in unrealized gain/(loss)						(139)	(131)
Total comprehensive income							1,253

Balance at September 30, 1999	$14	$8,138	$11,775	($436)	($85)	($77)	$19,329

Balance at January 1, 2000	$14	$8,205	$12,204	($418)	($95)	($100)	$19,810
Exercise of stock options		44					44
ESOP shares earned		59		53			112
Issuance of common stock for RRP		88			(88)		0
RRP expense					69		69
Retired RRP shares		(35)			35		0
Dividends paid			(355)				(355)
Comprehensive income
Net income			1,532				1,532
Change in unrealized gain/(loss)						28	28
Total comprehensive income							1,560

Balance at September 30, 2000	$14	$8,361	$13,381	($365)	($79)	($72)	$21,240

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended September 30,
	1999	2000
Cash Flows from Operating Activities
Net Income	$1,392	$1,532
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	323	421
Net amortization/(accretion) on securities	48	35
Gain on sale of securities	0	0
Writedown of loans held for sale	0	0
Gain on sale of loans	(123)	(64)
Loans originated for sale, net of sales proceeds	2,488	272
Deferred loan fees, net	(15)	0
Provision for loan losses	90	108
Employee stock ownership plan shares earned	167	112
Change in assets and liabilities
Accrued interest receivable	17	(193)
Other assets	(176)	(148)
Accrued interest payable	15	32
Other liabilities	80	642
Net cash from operating activities	4,321	2,750

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(1,486)	(3,114)
Proceeds from paydowns and maturities of available-for-sale securities	3,011	1,136
Sales of available-for-sale securities	0	500
Purchase of Federal Home Loan Bank stock	(225)	(240)
Loans made to customers net of payments received	(23,655)	(19,264)
Property and equipment expenditures	(459)	(473)
Net cash from investing activities	(22,814)	(21,455)

Cash Flows from Financing Activities
Net change in deposits	13,375	11,766
Proceeds from Federal Home Loan Bank advances	29,000	33,300
Payments on Federal Home Loan Bank advances	(26,500)	(27,500)
Payments on note payable	(26)	(28)
Treasury Stock Purchased	(60)	0
Dividends paid	(320)	(355)
Stock options exercised	28	44
Net cash from financing activities	15,497	16,227

Net change in cash and equivalents	(2,996)	(2,478)
Cash and equivalents at January 1	9,646	10,994

Cash and equivalents at September 30	$6,650	$8,516
See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPEMBER 30, 2000

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

	Quarter ended September 30,		Year-to-date September 30,
	2000	1999	2000	1999
Weighted average shares outstanding (excluding unearned ESOP shares)	1,329,192	1,305,922	1,321,539	1,301,582
Shares used to compute diluted earnings per share	1,355,826	1,345,790	1,344,732	1,344,883
Earnings per share	$0.39	$0.38	$1.16	$1.07
Diluted earnings per share	$0.38	$0.37	$1.14	$1.04

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

       All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

       Comparison of Financial Condition at September 30, 2000 and December 31, 1999.

       Our total assets increased $18.6 million during the nine months from December 31, 1999 to September 30, 2000. This increase was primarily due to a $19.3 million increase in our loan portfolio, partially offset by a $2.5 million decrease in cash and cash equivalents, as we continued our efforts to grow by aggressively seeking to attract new residential mortgage borrowers and to increase the size of our higher-yielding multi-family, commercial real estate, land and land development and consumer loan portfolios. Investment securities increased $1.5 million primarily because of the Company's purchase of a $1.3 million portion of a local redevelopment revenue bond. We used an $11.8 million increase in deposits and a $4.8 million increase in Federal Home Loan Bank Advances to fund loan growth and provide liquidity for future lending activity. Non-performing loans decreased from $993,000 at December 31, 1999 to $431,000 at September 30, 2000. Shareholders' equity increased from $19.8 million at December 31, 1999 to $21.2 million at September 30, 2000, an increase of $1.4 million due primarily to net income partially offset by the payment of cash dividends.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 1999 and September 30, 2000.

       General.Net income for the nine months ended September 30, 2000 was $1.5 million, an increase of $140,000 or 10.05% from net income of $1.4 million for the nine months ended September 30, 1999. This increase was due primarily to a $495,000 increase in net interest income partially offset by a $347,000 increase in non-interest expenses. Net income for the third quarter of 2000 was $513,000, compared to $498,000 for the same period in 1999, due primarily to a $108,000 increase in net interest income and a $50,000 increase in noninterest income, offset by a $148,000 increase in non-interest expenses.

       Net Interest Income.Net interest income for the nine months ended September 30, 2000 was $6.4 million, an increase of $495,000, or 8.34%, over the same period in 1999. Net interest income for the third quarter of 2000 increased $108,000, or 5.22%, over the same period in 1999. These increases were primarily volume driven due to management's success in growing the balance sheet. Loan income during the third quarter also included a $99,000 payment received from the Bennett Funding bankruptcy trustee. This loan was in nonaccrual status for a long period of time and the remaining balance was charged off in 1999. This payment represents proceeds from collateral liquidation and collection on one problem lease. Management does not anticipate significant future payments. Our net interest margin excluding the $99,000 payment (net interest income divided by average interest-earning

NEXT PAGE

assets) increased from 3.33% for the nine months ended September 30, 1999 to 3.34% for the nine months ended September 30, 2000. Average interest-earning assets increased from $237.9 million for the first nine months of 1999 to $254.4 million for the first nine months of 2000. The interest rate spread for the first nine months increased from 3.09% for 1999 to 3.12% for 2000.

       Interest income on loans increased $1.5 million or 11.76% for the nine months ended September 30, 2000 compared to the same nine months in 1999, primarily the result of an increase of $19.4 million in average loans outstanding. This increase was primarily due to an active residential real estate market resulting from a strong local economy, and a continuing focus on commercial and consumer loan production. This increase in interest income was also attributable to an increase in the average yield on loans from 8.06% for the first nine months of 1999 to 8.25% for the first nine months on 2000, due to rising interest rates in the economy. Interest income on loans increased $619,000 for the third quarter of 2000 compared to the third quarter of 1999 due primarily to a $20.7 million increase in average loans.

       Interest earned on other investments and Federal Home Loan Bank stock increased by $33,000 for the nine months ended September 30, 2000 compared to the same period in 1999. This was the result of an overall $2.9 million decrease in the average balance of other investments and Federal Home Loan Bank stock, offset by an increase in the average yield from 4.40% for the first nine months of 1999 to 5.15% over the same period in 2000. The yield increase was generally due to our replacing the short-term investments purchased early in 1999 with longer term, higher yielding investments, as well as to the rising rates in the economy. Interest income on other investments and Federal Home Loan Bank stock increased $54,000 for the third quarter of 2000 compared to the third quarter of 1999 due primarily to an $845,000 increase in the average balance of other investments and Federal Home Loan Bank stock.

       Interest expense for the nine months ended September 30, 2000 increased $1.0 million or 13.52% over the same period in 1999. This increase was primarily due to an increase of $17.0 million in average interest-bearing liabilities, consisting of an additional $11.4 million in the average balance of customer deposit accounts and a $5.6 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand. The average rate paid on interest bearing liabilities increased from 4.57% for the first nine months of 1999 to 4.83% for the same period in 2000 due primarily to increasing interest rates in the economy. Interest expense increased $565,000 for the third quarter of 2000 over the same period in 1999 primarily due to a $19.8 million increase in average interest-bearing liabilities along with an increase in the average rate paid from 4.50% for the three month period in 1999 to 5.05% for the same period in 2000.

       Provision for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in allocation of allowance amounts to each loan type. We recorded a $108,000 provision for

NEXT PAGE

loan losses during the nine months of 2000 as a result of analyzing our current loan portfolios. This compares to a $90,000 provision for the first nine months of 1999. There were $431,000 of non-performing or restructured loans at September 30, 2000 compared to $1.1 million of non-performing or restructured loans at September 30, 1999 (excluding the $2.1 million of Bennett Funding Group leases of which $1.4 million was recovered and $671,000 was written off against the allowance for loan losses in December 1999). At September 30, 2000, our allowance equaled 0.41% of net loans receivable and 220.78% of non-performing assets compared to 0.75% and 53.44% respectively at September 30, 1999.

       Non-Interest Income. Non-interest income for the nine months ended September 30, 2000 increased by $29,000, or 3.16%, compared to the same period in 1999. This was primarily due to a $72,000 increase in fee income on various services, offset by a $59,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from the decreased sales activity. Non-interest income for the third quarter of 2000 increased by $50,000 over the same period in 1999, primarily due to an increase in the gain on the sale of mortgage loans in the secondary market due to an increase in the volume of loans sold with servicing released.

       Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2000 increased $347,000 over the same period in 1999. The major components of this increase included a $205,000 increase in salaries and employee benefits primarily due to merit increases and the hiring of a Chief Operating Officer, a $103,000 increase in occupancy and equipment expense due to the purchase of a building to house back-office operations and a $61,000 increase in various other expenses. Non-interest expense for the third quarter of 2000 increased by $148,000 over the same period in 1999, primarily due to a $91,000 increase in salaries and employee benefits, and a $60,000 increase in occupancy expenses due to the new building.

       Income Tax Expense. The Company's income tax provision increased by $19,000 for the nine months ended September 30, 2000, compared to the same period in 1999, and decreased $11,000 for the third quarter of 2000 compared to the same period in 1999. These changes were driven by changes in income before tax and by a slightly lower effective tax rate in 2000, compared to 1999.

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

       We are required to maintain minimum levels of liquidity as defined by regulatory agencies. The liquidity requirement, which can vary, is based upon a percentage of deposits and short term borrowings and is currently 4.00%. Our internal policy for liquidity is 6% to 8%. Our liquidity ratios at December 31, 1999 and September 30, 2000 were 8.79% and 7.84%, respectively.

NEXT PAGE

       Capital Resources. Shareholders' equity totaled $21.2 million at September 30, 2000 compared to $19.8 million at December 31, 1999, an increase of $1.4 million or 7.22%, due to net income of $1.5 million and a reduction in unearned ESOP shares and the unamortized cost of the Recognition and Retention plan, offset by $355,000 of cash dividends paid to shareholders.

       Federal regulations require Lafayette Savings Bank to maintain certain minimum levels of regulatory capital. The regulations currently require that core capital be at least 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets. At September 30, 2000 our capital ratios were as follows:

	Amount (000)	Percent of Applicable assets

Tangible and Core capital	$20,317	7.37%
Requirement	$11,025	4.00%
Excess	$9,292	3.37%

Risk-based capital	$21,310	11.27%
Requirement	$15,128	8.00%
Excess	$6,182	3.27%

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

NEXT PAGE

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

       The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of any prior and pending proceedings should not have a material effect on the Company or the Bank's financial condition or results of operations.

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

LSB FINANCIAL CORP. (Registrant)

Date November 3, 2000	/s/ JOHN W. COREY John W. Corey, President (Principal Executive Officer)

Date November 3, 2000	/s/ MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3	Articles of Incorporation and Bylaws, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.4	Employment Agreement for Clark K. Bush
11	Statement re computation of per share earnings
27	Financial Data Schedule