Form 10KSB
period 2000-12-31
LSB FINANCIAL CORP
filed 2001-03-28
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana	35-1934975
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 Main Street, Lafayette, Indiana	47901
(Address of principal executive offices)	(Zip Code)

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer had $21.9 million in revenues for the year ended December 31, 2000.

        As of March 7, 2001, there were issued and outstanding 1,391,096 shares of the issuer's common stock. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing price of such stock as of March 7, 2001, was approximately $14.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

       PART II of Form 10-KSB-2000 Annual Report to Stockholders.
       PART III of Form 10-KSB--Proxy Statement for the Annual Meeting of Stockholders to be held in April 2001.

NEXT PAGE

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

        The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	inflation, interest rate, market and monetary fluctuations;
•	the timely development of and acceptance of new products and services of Lafayette Savings and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
•	the willingness of users to substitute competitors' products and services for our products and services;
•	the success of Lafayette Savings in gaining regulatory approval of its products and services, when required;
•	the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
•	the impact of technological changes;
•	acquisitions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in the foregoing.

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

        We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one-to four-family residences, and to a lesser extent, non-owner occupied one-to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our four retail banking offices. At December 31, 2000, we had total assets of $282.2 million, deposits of $189.7 million and shareholders' equity of $21.8 million.

        Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

        Our executive offices are located at 101 Main Street, Lafayette, Indiana 47902. Our telephone number at that address is (765) 742-1064.

Market Area

        Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. In addition to the jobs provided by these two major employers, there is a strong manufacturing base anchored by Subaru/Isuzu and Wabash National Corporation, while the presence of Purdue University also attracts many high-tech industries to the area. The Greater Lafayette area has experienced consistent growth and low unemployment for several years and because of the diverse employment base is expected to continue to do so for the foreseeable future. The unemployment rate in Lafayette in December 2000 was 1.9% compared to 2.8% for the State of Indiana and 4.2% nationally.

NEXT PAGE

Lending Activities

        General. Our principal lending activity is the origination of conventional mortgage loans for the purpose of purchasing, constructing, or refinancing owner-occupied one-to four-family residential real estate located in our primary market area. We also originate non-owner occupied one-to four-family residential, multi-family and land development, commercial real estate, consumer and commercial business loans.

        In the mid 1980's, we began originating adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long term fixed-rate loans. As a result of continued consumer demand for long-term, fixed rate loans, we have continued to originate such loans. We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable, without recourse, primarily to Freddie Mac, Crescent Mortgage Services, Inc. and Bank United. The sale of these loans results in additional short-term income and improves our interest rate risk position. We generally retain servicing rights on loans sold to Freddie Mac, but release the servicing rights on loans sold to other third parties. Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

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

        At December 31, 2000, the maximum amount we could have loaned to any one borrower and the borrower's related entities was $3.3 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2000, totaled $3.2 million, consisting of multiple loans to a single borrower secured by one-to four-family and multi-family rental properties and a single family residence. The second largest lending relationship to a single borrower or a group of related borrowers totaled $2.9 million, consisting of a loan and letters of credit on a commercial development, and a loan secured by a multi-family rental property to a single borrower. The third largest lending relationship to a single borrower or a group of related borrowers totaled $2.8 million, consisting of a loan and letters of credit on a commercial development, and a line of credit to fund rental properties, to a single borrower. All of these loans were performing in accordance with their terms at December 31, 2000. At December 31, 2000, we had 45 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $1.0 million, all of which were performing in accordance with their repayment terms.

NEXT PAGE

        Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	1996		1997		1998		1999		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans
One-to four-family	$96,987	57.72%	$104,416	56.39%	$113,231	55.08%	$128,718	56.36%	$142,249	55.75%
Multi-family	19,610	11.67	20,382	11.01	25,530	12.42	28,870	12.64	28,032	10.99
Commercial	19,032	11.33	20,888	11.28	26,342	12.82	31,010	13.58	35,337	13.85
Land and land development	3,334	1.98	6,020	3.25	6,174	3.00	6,654	2.91	7,980	3.13
Construction	14,447	8.60	14,326	7.74	12,220	5.95	13,038	5.71	18,047	7.07
Total Real Estate Loans	153,410	91.30	166,032	89.67	183,497	89.27	208,290	91.20	231,645	90.79

Other Loans
Consumer loans:
Home equity	7,415	4.41	10,012	5.41	10,572	5.14	11,685	5.12	12,134	4.76
Home improvement	212	0.13	140	0.08	301	0.15	282	0.12	122	0.05
Automobile	792	0.47	1,633	0.88	1,639	0.80	2,325	1.02	3,355	1.31
Deposit account	238	0.14	165	0.09	66	0.03	123	0.05	443	0.17
Other	1,151	0.68	1,348	0.73	1,848	0.90	1,718	0.75	1,915	0.75
Total consumer loans	9,808	5.83	13,298	7.19	14,426	7.02	16,133	7.06	17,969	7.04
Commercial business loans	4,825	2.87	5,823	3.14	7,627	3.71	3,974	1.74	5,531	2.17
Total other loans	14,633	8.70	19,121	10.33	22,053	10.73	20,107	8.80	23,500	9.21
Total loans	168,043	100.00%	185,153	100.00%	205,550	100.00%	228,397	100.00%	255,145	100.00%

Less:
Loans in process	6,755		4,859		4,401		3,927		5,704
Deferred fees and discounts	357		284		225		214		157
Allowance for losses	1,715		1,478		1,578		894		1,028
Total loans receivable, net	$159,216		$178,532		$199,346		$223,362		$248,256

NEXT PAGE

        The following table shows the composition of our loan portfolio, including loans held for sale, by fixed- and adjustable-rate at the dates indicated. The one-to four-family fixed-rate loans include $16.7 million, $9.7 million and $7.0 million of loans at December 31, 1998, 1999 and 2000, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	December 31,
	1996		1997		1998		1999		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed-Rate Loans: Real estate:
One-to four-family	$ 48,204	28.69%	$ 46,036	24.86%	$ 50,480	24.57%	$ 43,870	19.20%	$ 39,220	15.37%
Multi-family	401	0.24	857	0.46	434	0.21	66	0.03	2,237	0.88
Commercial	2,791	1.66	1,107	0.60	1,179	0.57	1,345	0.59	1,701	0.67
Construction	14,447	8.60	14,326	7.74	2,427	1.18	2,776	1.22	2,824	1.11
Land and land development	762	0.45	1,197	0.65	1,629	0.79	3,765	1.65	6,452	2.52
Total Real Estate Loans	66,605	39.64	63,523	34.31	56,149	27.32	51,822	22.69	52,434	20.55
Consumer	2,393	1.42	2,738	1.48	3,152	1.53	3,492	1.53	4,586	1.80
Commercial business	4,103	2.44	5,131	2.77	5,567	2.71	2,418	1.06	2,488	0.97
Total fixed-rate loans	73,101	43.50	71,392	38.56	64,868	31.56	57,732	25.28	59,508	23.32

Adjustable-Rate Loans: Real estate:
One-to four-family	48,783	29.03	58,380	31.53	62,751	30.53	84,848	37.14	103,029	40.38
Multi-family	19,209	11.43	19,525	10.55	25,096	12.21	28,804	12.61	25,795	10.11
Commercial	16,241	9.66	19,781	10.68	25,163	12.24	29,665	12.99	33,636	13.18
Construction	---	---	---	---	9,793	4.76	3,878	1.70	5,156	2.02
Land and land development	2,572	1.54	4,823	2.60	4,545	2.21	9,273	4.06	11,595	4.55
Total Real Estate Loans	86,805	51.66	102,509	55.36	127,348	61.95	156,468	68.50	179,211	70.24
Consumer	7,415	4.41	10,560	5.70	11,274	5.49	12,641	5.54	13,383	5.25
Commercial business	722	0.43	692	0.38	2,060	1.00	1,556	0.68	3,043	1.19
Total adjustable-rate loans	94,942	56.50	113,761	61.44	140,682	68.44	170,665	74.72	195,637	76.68
Total loans	168,043	100.00%	185,153	100.00%	205,550	100.00%	228,397	100.00%	255,145	100.00%

Less:
Loans in process	6,755		4,859		4,401		3,927		5,704
Deferred fees and discounts	357		284		225		214		157
Allowance for losses	1,715		1,478		1,578		894		1,028
Total loans receivable, net	$159,216		$178,532		$199,346		$223,362		$248,256

NEXT PAGE

       The following schedule illustrates the maturities of our loan portfolio at December 31, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During Years Ending December 31,
2001	$ 6,275	9.92%	$10,119	9.77%	$ 1,840	9.66%	$3,646	10.60%	$ 21,880	9.96%
2002 to 2005	4,559	8.24	3,379	9.26	16,038	9.76	1,853	9.01	25,829	9.37
2006 and following	194,784	7.93	12,529	8.45	91	10.44	32	10.00	207,436	7.96
TOTAL	$205,618	7.99%	$26,027	9.07%	$17,969	9.75%	$5,531	10.06%	$255,145	8.27%

_____________________

(1)   Includes one-to four-family, multi-family and commercial real estate loans.

NEXT PAGE

       The total amount of loans due to mature after December 31, 2001 which have fixed interest rates is $48.8 million, and which have adjustable or renegotiable interest rates is $184.4 million.

One-to Four-Family Residential Real Estate Lending

        Our lending program focuses on the origination of permanent loans secured by mortgages on owner-occupied, one-to four-family residences. We also originate loans secured by nonowner-occupied, one-to four-family residences. At December 31, 2000, $142.2 million, or 55.75% of our total loan portfolio consisted of permanent loans secured by one-to four-family residences. Substantially all of these loans were secured by properties located in our primary market area. We originate a variety of residential loans, including conventional 15 and 30 year fixed-rate loans, fixed-rate loans convertible to adjustable rate loans, adjustable rate loans and balloon loans.

        Our one-to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the adjustable rate loans originated by us are subject to adjustment at one, three or five year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one, three or five year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed-rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. At December 31, 2000, the total balance of one-to four- family adjustable rate loans was $103.0 million, or 40.38% of our gross loan portfolio. We generally retain adjustable rate loans in our portfolio pursuant to the asset/liability management strategy. Three-year and five-year adjustable rate loans represented $100.9 million and one-year adjustable rate loans represented $2.1 million of our total adjustable rate loans at December 31, 2000.

        We offer fixed-rate mortgage loans to owner occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed-rate loans with terms over 15 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management; Market Risk Analysis" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report. Interest rates charged on these fixed-rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

        We also offer 30 year, fixed-rate mortgage loans which, after five or seven years convert to our standard one-year adjustable rate mortgage for the remainder of the term.

        We had $63.3 million in nonowner-occupied one-to four-family residential loans at December 31, 2000. These loans are underwritten using the same criteria as owner-occupied, one-to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed-rate, adjustable-rate and convertible rate loans, with terms of up to 30 years.

NEXT PAGE

        We originate residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied residential loans and up to 80% for nonowner-occupied residential loans. We require private mortgage insurance in an amount intended to reduce our exposure to 80% or less of the lesser of the purchase price or appraised value of the underlying collateral. We occasionally originate FHA loans in excess of 95% loan-to-value, all of which are sold, with the servicing rights released, to a third party.

        In underwriting one-to four-family residential real estate loans, we evaluate both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing owner-occupied one-to four-family residential real estate loans that we make are appraised by independent fee appraisers. We require borrowers to obtain title insurance and fire, extended coverage casualty and flood insurance, if appropriate. Real estate loans that we originate contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

Multi-Family and Commercial Real Estate Lending

        We originate permanent loans secured by multi-family and commercial real estate. We had $63.4 million in multi-family and commercial real estate loans at December 31, 2000, representing 24.8% of our total loan portfolio. Our permanent multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, churches, warehouses, retail stores, shopping centers, small business facilities and farm properties, most of which are located within our primary market area.

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

        Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

NEXT PAGE

Construction, Land and Land Development Lending

        We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one-to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2000, substantially all of these loans were secured by property located within our primary market area. At December 31, 2000, we had $18.0 million in construction loans outstanding, representing 7.07% of our total loan portfolio.

        Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed-rate loans, with interest rates higher than those that we offer on one-to four-family loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2000, we had $5.1 million of construction loans to borrowers intending to live in the properties upon completion of construction.

        Construction loans to builders of one-to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed-rate for the loan term. We limit builders to one home construction loan at a time but would consider requests for more than one if the homes are presold. At December 31, 2000, we had $4.8 million of construction loans to builders of one-to four-family residences.

        We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase. At December 31, 2000, we had $8.1 million of loans to finance the construction of multi-family dwellings and commercial projects.

        We also make loans to builders for the purpose of developing one-to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to our base rate which is determined by a rate survey of a cross section of local banks. The maximum loan to value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 2000, we had $7.0 million of development loans to builders. We also make a limited number of land acquisition loans. At December 31, 2000, we had $975,000 in loans secured by land.

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

NEXT PAGE

        At December 31, 2000, our largest construction and development loan was a development loan for a residential subdivision for $1.6 million. We had three non-performing land development loans totaling $404,000 at December 31, 2000.

        Construction and land development loans generally present a higher level of risk than loans secured by one-to four-family residences. Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

Consumer Lending

        We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $12.1 million or 4.76% of the total loan portfolio at December 31, 2000. We are currently offering a revolving line of credit home equity loan on which the total commitment amount may not exceed 95% of the appraised value of the property, with a five year term and minimum monthly payment requirement of interest only. At December 31, 2000, we had $13.7 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

        Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2000, we had $1.9 million of unsecured loans and lines of credit outstanding (with $934,000 of unused credit available) and $3.6 million of loans and lines of credit (with $1.8 million of unused credit available) secured by small business equipment and vehicles. At December 31, 2000, our commercial business loans totaled $5.5 million.

NEXT PAGE

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

Loan Originations, Purchases and Sales

        Real estate loans are originated by our staff of salaried loan officers and our residential mortgage loan originators who receive applications from existing customers, walk-in customers, and referrals from realtors. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by the interest rate environment. Currently, all conforming fixed-rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market. These loans are sold either to Freddie Mac while we retain the servicing rights, or to a third party with servicing released. These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of our asset/liability management program.

        When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise service the loans. We receive a servicing fee for performing these services. We service for others mortgage loans that we originate and sell totaling $59.6 million at December 31, 2000.

        We occasionally purchase a limited amount of participation interests in real estate loans from other financial institutions outside our primary market area. We review and underwrite all loans to be purchased to insure that they meet our underwriting standards.

        In periods of rising interest rates, our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related operating earnings. In addition, our ability to sell loans may substantially decrease as potential buyers reduce their purchasing activities.

NEXT PAGE

        The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One-to four-family fixed rate loans include $3.3 million, $3.4 million and $2.4 million of loans originated during 1998, 1999 and 2000, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	1998	1999	2000
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one-to four-family	$ 22,717	$23,300	$22,681
- multi-family	8,939	4,568	2,595
- commercial	7,849	6,351	3,605
- construction, land and land development	12,318	10,482	14,019
Non-real estate - consumer	3,236	---	1,867
- commercial business	453	408	1,259
Total adjustable-rate	55,512	45,109	46,026
Fixed-rate:
Real estate - one-to four-family	39,053	25,971	20,970
- multi-family	38	1,575	373
- commercial	120	2,877	831
- construction, land and land development	2,531	8,497	9,928
Non-real estate - consumer	1,755	6,880	4,174
- commercial business	2,617	2,365	2,016
Total fixed-rate	46,114	48,165	38,292
Total loans originated	101,626	93,274	84,318

Purchases:
Real estate - one-to four-family	748	---	---
- commercial	12	---	---
Total loan purchased	760	---	---
Total mortgage-backed securities purchased	---	982	992
Total purchases	760	982	992

Sales and Repayments:
Real estate - one-to four-family	26,508	15,476	13,501
- multi-family	---	---	422
Total loans sold	26,508	15,476	13,923
Principal repayments	55,107	54,951	45,480
Total loans sold and repayments	81,315	70,427	59,403
Mortgage-backed securities:
Principal repayments	1,167	579	528
Increase (decrease) in other items, net	325	---	---
Net increase	$ 19,839	$23,250	$25,379

NEXT PAGE

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

        Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One-to four-family	15	$1,103	0.78%	7	$362	0.25%	22	$1,465	1.03%
Commercial	---	---	---	1	179	0.51	1	179	0.51
Construction and land development	1	100	0.38	3	404	1.55	4	504	1.94
Consumer	4	23	0.13	7	31	0.17	11	54	0.30
Total	20	$1,226	0.48%	18	$976	0.38%	38	$2,202	0.86%

NEXT PAGE

       Non-Performing Assets.  The table below sets forth the amounts and categories of non-performing assets. Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. We did not have any accruing loans delinquent more than 90 days for the periods reported. The amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."

	December 31,
	1996	1997	1998	1999	2000
	(Dollars in Thousands)

Non-accruing loans:
One-to four-family	$ 93	$ 23	$ 494	$ 528	$ 362
Commercial real estate	---	---	---	191	179
Construction and land development	---	---	---	---	404
Consumer	10	---	23	59	31
Commercial business	2,391	671	813	---	---
Total	2,494	694	1,330	778	976

Restructured loans:
Commercial business	---	1,400	1,400	---	---

Foreclosed assets:
One-to four-family	---	---	---	215	5
Consumer	---	---	---	---	3
Total	---	---	---	215	8

Total non-performing assets	$2,494	$2,094	$2,730	$ 993	$ 984
Total as a percentage of total assets	1.35%	1.01%	1.17%	0.39%	0.35%

Total assets	$184,607	$206,584	$232,811	$257,139	$282,225

        For the year ended December 31, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $30,000, of which none was included in interest income.

        In 1996, 1997 and 1998, the non-accruing and restructured commercial business loans consisted almost entirely of small equipment lease loans to the Bennett Funding Group. In 1997, we restructured $1.5 million of the $2.4 million of Bennett Funding Group loans and recorded a $135,000 loss. We earned 1.0% on the restructured amount until December, 1999 when the restructured portion of the loans was paid in full. We recorded a $184,000 loss on the remaining $855,000 in 1997 and $671,000 loss in 1999, although the $855,000 is still in litigation. In 2000, we received a payment of $99,000 from the Bennett Funding trustee in bankruptcy. This payment represented proceeds from collateral liquidation and collection on one problem lease. Management does not anticipate significant future payments.

        Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is

NEXT PAGE

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

        In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2000, we had classified $444,000 of our loans as substandard, $27,000 as doubtful and none as loss. At December 31, 2000, we had designated $1.8 million in loans as special mention.

        Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption "Non-Performing Assets", as of December 31, 2000, there was also an aggregate of $1.6 million in net book value of loans with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in these other loans of concern is (i) a land development loan and a single family residence loan to a single borrower, with an outstanding balance of $319,000, where management has concerns about the ability of the borrower to complete the development project in a timely manner and (ii) multiple loans to a single borrower secured by one- to four-family residential rental property and a multi-family residential rental property with an outstanding balance of $265,000 at December 31, 2000, where management has concerns about the cash flow of the borrower.The majority of the remaining loans of concern are loans to borrowers for residential property. These loans of concern have been considered in our determination of the adequacy of our allowance for loan losses.

NEXT PAGE

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

        The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December
	1996	1997	1998	1999	2000
	(Dollars in Thousands)

Balance at beginning of period	$ 922	$1,715	$1,478	$1,578	$ 894

Charge-offs:
One-to four-family	---	---	---	39	---
Consumer	7	3	4	7	15
Commercial business	---	319	---	758	---
Total Charge-offs	7	322	4	804	15
Recoveries:
One-to four-family	---	11	---	---	---
Consumer	---	2	---	---	5
Total recoveries	---	13	---	---	5

Net charge-offs	7	309	4	804	10
Additions charged to operations	800	72	104	120	144
Balance at end of period	$1,715	$1,478	$1,578	$ 894	$1,028

Net charge-offs to average loans outstanding	---%	0.18%	---%	0.37%	---%

Allowance for loan losses to non-performing assets	60.5%	70.6%	57.8%	90.03%	104.48%

Allowance for loan losses to net loans at end of period	1.08%	0.83%	0.79%	0.40%	0.41%

NEXT PAGE

        The allocation of our allowance for losses on loans at the dates indicated is summarized as follows:

	1996			1997			1998
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

Real estate:
One-to four- family	$ 146	$ 96,987	57.72%	$ 145	$104,416	56.39	$ 197	$113,231	55.08%
Multi-family	99	19,610	11.67	103	20,382	11.01	130	25,530	12.42
Commercial real estate	128	19,032	11.33	130	20,888	11.28	162	26,342	12.82
Land and land development	39	3,334	1.98	75	6,020	3.25	61	6,174	3.00
Construction	7	14,447	8.60	28	14,326	7.74	18	12,220	5.95
Consumer	51	9,808	5.83	74	13,298	7.19	272	14,426	7.02
Commercial business	997	4,825	2.87	729	5,823	3.14	603	7,627	3.71
Unallocated	248	---	---	194	---	---	135	---	---
Total	$1,715	$168,043	100.00%	$1,478	$185,153	100.00%	$1,578	$205,550	100.00%

(table continued)

	1999			2000
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

Real estate:
One-to four- family	$185	$128,718	56.36%	$ 246	$142,249	55.75%
Multi-family	146	28,870	12.64	142	28,032	10.99
Commercial real estate	158	31,010	13.58	207	35,337	13.85
Land and land development	50	6,654	2.91	79	7,980	3.13
Construction	26	13,038	5.71	36	18,047	7.07
Consumer	84	16,133	7.06	105	17,969	7.04
Commercial business	50	3,974	1.74	70	5,531	2.17
Unallocated	195	---	---	143	---	---
Total	$894	$228,397	100.00%	$1,028	$225,145	100.00%

NEXT PAGE

Investment Activities

        We must maintain minimum levels of securities that qualify as liquid assets under the Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by the Office of Thrift Supervision regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2000 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 7.31%. Our level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "-Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

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

NEXT PAGE

        The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2000, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	1998		1999		2000
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total

Debt securities:
U.S. government securities	$ 1,528	11.45%	$ 1,003	8.89%	$ ---	---%
Federal agency obligations	2,542	19.05	1,475	13.07	1,494	12.38
Municipal bonds	3,395	25.44	2,915	25.83	4,773	39.54
Corporate bonds	3,056	22.90	2,754	24.40	2,279	18.88
Subtotal	10,521	78.83	8,147	72.19	8,546	70.80

Other:
Federal Home Loan Bank stock	2,825	21.17	3,138	27.81	3,525	29.20
Total debt securities and Federal Home Loan Bank stock	$13,346	100.00%	$11,285	100.00%	$12,071	100.00%

Average remaining life of debt securities	1.72 years		2.06 years		2.62 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$ 8,254	100.00%	$ 7,500	100.00%	$ 7,912	100.00%

Mortgage-backed securities:
Fannie Mae certificates	1,447	67.19%	1,146	44.80%	990	32.51%
Freddie Mac certificates	707	32.81	1,411	55.20	2,054	67.49
Total mortgage-backed securities	$ 2,154	100.00%	$ 2,557	100.00%	$ 3,044	100.00%

NEXT PAGE

        The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2000. Expected maturities will differ from contractual maturities because issues have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2000, all of our securities were classified as available for sale. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2000
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Market Value
	(Dollars in Thousands)

U.S. government securities	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Federal agency obligations	---	1,494	---	---	1,494	1,494
Municipal bonds	1,057	3,128	347	241	4,773	4,773
Corporate bonds	1,274	1,005	---	---	2,279	2,279
Fannie Mae certificates	---	485	505	---	990	990
Freddie Mac certificates	---	1,913	141	---	2,054	2,054
Total investment securities	$2,331	$8,025	$ 993	$ 241	$11,590	$11,590

Weighted average yield	5.74%	6.67%	6.66%	6.00%	6.47%	6.47%

Sources of Funds

        General. Our primary source of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

        Deposits.We offer a variety of deposit accounts. Our deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts. In addition, we periodically accept deposits from other financial institutions in response to our rates which are posted on a network through Express Data Corporation. We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

NEXT PAGE

        The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	1998	1999	2000
	(Dollars in Thousands)

Opening balance	$137,686	$161,781	$174,617
Deposits	746,241	832,042	869,695
Withdrawals	(727,504)	(824,922)	(861,234)
Interest credited	5,358	5,715	6,622

Ending balance	$161,781	$174,617	$189,700

Net increase (decrease)	$ 24,095	$ 12,836	$15,083

Percent increase (decrease)	17.50%	7.93%	8.64%

        The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.
	December 31,
	1998		1999		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transaction and Savings Deposits:
Noninterest-bearing	$ 7,592	4.69%	$ 8,599	4.92%	$ 8,345	4.40%
Savings accounts (2.50% at December 31, 2000)	14,868	9.18	16,159	9.25	14,875	7.84
NOW Accounts (0 - 2.00% at December 31, 2000)	18,936	11.71	20,693	11.85	22,792	12.01
Money Market Accounts (2.85 - 3.67% at December 31, 2000)	7,239	4.47	8,860	5.07	8,292	4.37
Total Non-Certificates	48,635	30.05	54,311	31.09	54,304	28.62

Certificates:

2.00 - 3.99%	617	0.38	2,042	1.17	279	0.15
4.00 - 5.99%	79,983	49.41	102,556	58.71	65,016	34.26
6.00 - 7.99%	32,546	20.11	15,708	8.99	70,101	36.94
8.00 - and greater	---	---	---	---	---	---
Total certificates	113,146	69.91	120,306	68.88	135,396	71.35
Accrued interest	56	0.04	54	0.03	61	0.03
Total deposits	$161,837	100.00%	$174,671	100.00%	$189,761	100.00%

NEXT PAGE

       The following table shows rate and maturity information for our certificates of deposit as of December 31, 2000.

	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2001	$130	$15,666	$ 7,774	$ 23,570	17.41%
June 30, 2001	119	18,673	7,640	26,432	19.52
September 30, 2001	30	9,949	8,053	18,032	13.32
December 31, 2001		5,024	11,198	16,222	11.98
March 31, 2002		2,902	12,274	15,176	11.21
June 30, 2002		4,572	10,870	15,442	11.40
September 30, 2002		2,115	5,551	7,666	5.66
December 31, 2002		816	2,148	2,964	2.19
March 31, 2003		644	2,878	3,522	2.60
June 30, 2003		1,071	1,065	2,136	1.58
September 30, 2003		1,995	465	2,460	1.82
December 31, 2003		548	75	623	0.46
Thereafter		1,041	110	1,151	0.85

Total	$279	$65,016	$70,101	$135,396	100.00%

Percent of total	0.21%	48.02%	51.77%	100.00%	100.00%

        The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2000:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$18,437	$18,738	$29,745	$43,639	$110,559

Certificates of deposit of $100,000 or more	5,077	7,549	4,468	7,501	24,595

Public funds	56	146	40	---	242

Total certificates of deposit	$23,570	$26,433	$34,253	$51,140	$135,396

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

NEXT PAGE

        The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances and other borrowings for the periods indicated.

	Ended December 31,
	1998	1999	2000
	(In Thousands)

Maximum Balance:
Federal Home Loan Bank advances	$51,500	$61,758	$69,498
Other borrowings	186	153	118

Average Balance:
Federal Home Loan Bank advances	$50,667	$57,148	$63,401
Other borrowings	171	137	101

        The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	1998	1999	2000
	(Dollars in Thousands)

Federal Home Loan Bank advances	$51,500	$61,758	$69,498
Other borrowings	156	121	84

Total borrowings	$51,656	$61,879	$69,582

Weighted average interest rate of Federal Home Loan Bank advances	5.82%	5.85%	6.17%

Weighted average interest rate of other borrowings	5.50%	5.50%	5.50%

       Subsidiaries and Other Activities

        We own a service corporation, L.S.B. Service Corporation. In April 1994, we made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10 year commitment totaling $500,000. During 2000, L.S.B. Service Corporation received a $56,000 tax credit related to its investment in the project and recorded net income of $37,000. At December 31, 2000, our total investment in L.S.B. Service Corporation was $373,000.

       Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996. Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997. At December 31, 2000, our total investment in Lafayette Insurance and Investments, Inc. was $24,000. Lafayette Insurance and Investments, Inc. recognized a loss of $20,000 during 2000.

NEXT PAGE

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

        We attract the majority of our deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities as well as mutual funds and other financial intermediaries. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and branch locations and Internet banking with interbranch deposit and withdrawal privileges.

        There are 14 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market and mortgage loans in Tippecanoe County to both be approximately 10%.

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

        Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision and FDIC examinations were October 2000 and March 1992, respectively. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require us to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision.

        The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

NEXT PAGE

        Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2000, our lending limit under this restriction was $3.3 million.

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

       The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2000, we were classified as a well-capitalized institution.

        Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund-insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to 2.02 basis points. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

        Regulatory Capital Requirements. All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirements. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulations. At December 31, 2000, we had tangible capital of $20.7 million, or 7.35% of adjusted total assets, which is $16.5 million above the minimum requirement of 1.5% of adjusted total assets.

        The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institutions's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets including a limited amount of purchased credit card relationships. At December 31, 2000, we had core capital equal to $20.7 million, or 7.35% of adjusted total assets, which is $12.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

        The Office of Thrift Supervision risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and

NEXT PAGE

maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

        In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

        On December 31, 2000 we had total capital of $21.7 million, including $20.7 million in core capital and $1.0 million in qualifying supplementary capital, and risk-weighted assets of $189.8 million, including $24.8 million in converted off-balance sheet assets, or total capital of 11.44% of risk-weighted assets. This amount was $6.5 million above the 8% requirement in effect on that date.

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

        Office of Thrift Supervision regulations provide that a savings association, such as Lafayette Savings, may make a capital distribution with prior notice to the Office of Thrift Supervision, in an amount that does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). The distribution can be made provided the savings association has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well-capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution. All other institutions or those seeking to exceed the noted amounts must file an application with the Office of Thrift Supervision before making the distribution.

NEXT PAGE

        Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2000, we met the test and have always met the test since it became effective.

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

NEXT PAGE

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

        As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2000, we had $3.5 million in Federal Home Loan Bank stock, which was in compliance with this requirement. We receive dividends on our Federal Home Loan Bank stock. These dividends averaged 8.2% for 2000.

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

NEXT PAGE

        A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2000, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.

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

        Indiana Taxation.The State of Indiana imposes an 8.5% franchise tax on corporations transacting the business of a financial institution in Indiana, exempting them from gross income, supplemental net income and intangible taxes. Included in the definition of corporation's transacting the business of a financial institution in Indiana are holding companies of thrift institutions, as well as thrift institutions. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

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

        John W. Corey. Mr. Corey, age 66, was elected as President, Chief Executive Officer and Director of Lafayette Savings in 1991. From 1987 to 1991, he was President and Chief Executive Officer of Ludington Savings Bank, FSB in Ludington, Michigan.

        Harry A. Dunwoody. Mr. Dunwoody, age 54, has served as Senior Vice President of Lafayette Savings since 1989 and was elected as a Director in 1993. He is responsible for the lending functions of Lafayette Savings.

        Mary Jo David. Ms. David, age 51, is Vice President, Chief Financial Officer and Secretary-Treasurer of Lafayette Savings, positions she has held since 1992. She joined Lafayette Savings in 1985 and was elected to the Board of Directors in 1999.

NEXT PAGE

Employees

        At December 31, 2000, we had a total of 93 employees, including 10 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.        Description of Property

        We conduct our business at our main office and three other locations in Lafayette and West Lafayette, Indiana. We own our main office and two branch offices. The third branch office is leased with the term of the lease expiring in 2003. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2000 was approximately $6.5 million. We purchased property in 1999 for a new branch location which is scheduled to open in May of 2001. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

        We maintain an on-line data base of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2000 was $450,000.

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

Item 4.        Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

        Page 45 of our 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6.       Management's Discussion and Analysis or Plan of Operation

        Pages 4 through 16 of our 2000 Annual Report to Stockholders are incorporated herein by reference.

NEXT PAGE

Item 7.        Financial Statements

        Pages 17 through 42 of our 2000 Annual Report to Stockholders are incorporated herein by reference.

Item 8.        Changes in and Disagreements With Accountants on Accounting and Financial
                      Disclosure

        There has been no Current Report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

PART III

Item 9.        Directors and Executive Officers, Promoters and Control Persons; Compliance
                    with Section 16(a) of the Securities Exchange Act of 1934, as amended

        Directors

        Information concerning LSB Financial Directors are incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2001 under the caption "Share Ownership of LSB Financial Corp. Common Stock -- Section 16(a) Beneficial Ownership Reporting Compliance" incorporated herein by reference and a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 10.        Executive Compensation

        Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.        Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.        Certain Relationships and Related Transactions

       Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.        Exhibits and Reports on Form 8-K

        (a) Exhibits:

        See Index To Exhibits.

       (b) Reports on Form 8-K:

        No reports on Form 8-K have been filed during the three-month period ended December 31, 2000.

NEXT PAGE

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP.

Date: March 19, 2001	By: /s/ John W. Corey John W. Corey, President, Chief Executive Officer and Director (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck	/s/ John W. Corey
Mariellen M. Neudeck, Chairman of the Board	John W. Corey, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)

Date: March 19, 2001	Date: March 19, 2001

/s/ Harry A. Dunwoody Harry A. Dunwoody, Senior Vice President and Director	/s/ James A. Andrew James A. Andrew, Director

Date: March 19, 2001	Date: March 19, 2001

/s/ Philip W. Kemmer Philip W. Kemmer, Director	/s/ Peter Neisel Peter Neisel, Director

Date: March 19, 2001	Date: March 19, 2001

/s/ Jeffrey A. Poxon Jeffrey A. Poxon, Director	/s/ Thomas R. McCully Thomas R. McCully

Date: March 19, 2001	Date: March 19, 2001

NEXT PAGE

/s/ John C. Shen John C. Shen, Director	/s/ Charles W. Shook Charles W. Shook, Director

Date: March 19, 2001	Date: March 19, 2001

/s/ Mary Jo David Mary Jo David, Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)

Date: March 17, 2001

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