Form 10QSB
period 2001-03-31
LSB FINANCIAL CORP
filed 2001-05-04
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT MAY 1, 2001
Common stock, par value $.01 per share	1,391,096

       Transitional Small Business Disclosure Format:   YES [  ]   NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

NEXT PAGE

LSB FINANCIAL CORP. STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands)

	December 31, 2000	March 31, 2001

Assets

Cash and due from banks	$1,231	$2,881
Short-term investments	7,912	15,845
Available-for-sale securities	11,590	10,621
Loans held for sale	88	1,007
Total loans	249,196	249,300
Less: Allowance for loan losses	(1,028)	(1,062)
Net loans	248,168	248,238

Premises and equipment, net	6,509	6,810
FHLB stock, at cost	3,525	3,525
Accrued interest receivable and other assets	3,202	3,215
Total Assets	282,225	$292,142

Liabilities and Shareholders' Equity

Liabilities
Deposits	$189,700	$198,429
Advances from FHLB	69,498	69,498
Note payable	84	74
Accrued interest payable and other liabilities	1,177	1,896
Total liabilities	260,459	269,897

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	8,379	8,397
Retained earnings	13,790	14,166
Unearned ESOP shares	(348)	(331)
Unamortized cost of recognition and retention plan	(74)	(70)
Accumulated other comprehensive income	5	69
Total shareholders' equity	21,766	22,245
Total liabilities and shareholders' equity	$282,225	$292,142

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. STATEMENTS OF INCOME (Dollars in thousands, except per share data)

	Three months ended March 31,

	2000	2001

Interest Income
Loans, including related fees	$4,585	$5,224
Available-for-sale securities	213	237
FHLB stock	62	70
Total interest income	4,860	5,531

Interest Expense
Deposits	1,860	2,315
Borrowings	885	1,064
Total interest expense	2,745	3,379

Net interest income	2,115	2,152
Provision for loan losses	36	36
Net interest income after provision for loan losses	2,079	2,116

Noninterest Income
Service charges and fees	142	183
Net gain on mortgage loans originated for sale	3	82
Gain on sale of securities	0	0
Other income	118	117
Total noninterest income	263	382

Noninterest Expense
Salaries and benefits	712	891
Occupancy and equipment, net	237	257
Computer service	73	80
Advertising	91	84
Other	347	365
Total noninterest expense	1,460	1,677

Income before income taxes	882	821
Less: income taxes	338	306
Net income	$544	$515

Earnings per share	$0.41	$0.39
Diluted Earnings per share	$0.41	$0.38
Book value per share	$15.47	$16.65

See accompanying notes

NEXT PAGE
LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2000	$14	$8,205	$12,204	($418)	($95)	($100)	$19,810
Exercise of stock options		0					0
ESOP shares earned		21		17			38
RRP expense					23		23
Retired RRP shares		(35)			35		0
Dividends paid			(125)				(125)
Comprehensive income
Net income			544				544
Change in unrealized gain/(loss)						(23)	(23)
Total comprehensive income							521

Balance at March 31, 2000	$14	$8,191	$12,623	($401)	($37)	($123)	$20,267

Balance at January 1, 2001	$14	$8,379	$13,790	($348)	($74)	$5	$21,766
Exercise of stock options		0					0
ESOP shares earned		18		17			35
RRP expense					4		4
Dividends paid			(139)				(139)
Comprehensive income
Net income			515				515
Change in unrealized gain/(loss)						64	64
Total comprehensive income							579

Balance at March 31, 2001	$14	$8,397	$14,166	($331)	($70)	$69	$22,245

NEXT PAGE

LSB FINANCIAL CORP. STATEMENTS OF CASH FLOWS (Dollars in thousands)

	For the 3 months ended March 31,
	2000	2001
Cash Flows from Operating Activities
Net Income	$544	$515
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	125	140
Net amortization/(accretion) on securities	8	2
Gain on sale of securities	0	0
Gain on sale of loans	(3)	(82)
Loans originated for sale, net of sales proceeds	163	(837)
Provision for loan losses	36	36
Employee stock ownership plan shares earned	38	35
Change in assets and liabilities
Accrued interest receivable and other assets	(51)	(50)
Accrued interest payable and other liabilities	421	719
Net cash provided by operating activities	1,281	478

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(471)	(1,080)
Proceeds from paydowns and maturities of
available-for-sale securities	155	2,152
Sales of available-for-sale securities	500	0
Purchase of Federal Home Loan Bank stock	0	0
Loans made to customers net of payments received	(3,802)	(106)
Property and equipment expenditures	(186)	(441)
Net cash (used in) provided by investing activities	(3,804)	525

Cash Flows from Financing Activities
Net change in deposits	6,989	8,729
Proceeds from Federal Home Loan Bank advances	16,000	1,000
Payments on Federal Home Loan Bank advances	(21,000)	(1,000)
Payments on note payable	(9)	(10)
Dividends paid	(125)	(139)
Stock options exercised	0	0
Net cash provided by financing activities	1,855	8,580

Net change in cash and equivalents	(668)	9,583
Cash and equivalents at January 1	10,994	9,143

Cash and equivalents at March 31	$10,326	$18,726

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

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

	Quarter ended March 31,
	2000	2001
Weighted average shares outstanding (excluding unearned ESOP shares)	1,311,535	1,334,933
Shares used to compute diluted earnings per share	1,338,262	1,357,698
Earnings per share	$0.41	$0.39
Diluted earnings per share	$0.41	$0.38

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Financial Condition

       Comparison of Financial Condition at March 31, 2001 and December 31, 2000.

       Our total assets increased $9.9 million during the three months from December 31, 2000 to March 31, 2001. This increase was primarily due to a $7.9 million increase in short term investments and a $1.7 million increase in cash and due from banks. Total loans remained stable as lower interest rates increased the number of borrowers refinancing to fixed rate loan products which we sell on the secondary market as part of our interest rate risk strategy. This increase was funded by an $8.7 million increase in deposits which management attributes to ongoing marketing efforts and as the return and the safety of bank deposits compared favorably with other non-deposit investment products. Non-performing and restructured loans increased from $984,000 at December 31, 2000 to $1.6 million at March 31, 2001 due primarily to the addition of $637,000 in loans on one-to-four family residences and an $82,000 increase in loans on land offset by a $77,000 decrease in consumer loans. Shareholders' equity increased from $21.8 million at December 31, 2000 to $22.2 million at March 31, 2001, an increase of $479,000 due primarily to net income partially offset by the payment of a cash dividend.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000.

       General. Net income for the three months ended March 31, 2001 was $515,000, a decrease of $29,000 or 5.33% from net income of $544,000 for the three months ended March 31, 2000. This decrease was primarily due to a $217,000 increase in noninterest expense primarily associated with a CEO search and a payroll process change associated with the quarter ended March 31, 2001, which were generally non-recurring in nature and affected the comparability of the periods, and partially offset by a $119,000 increase in noninterest income.

       Net Interest Income. Net interest income for the three months ended March 31, 2001 increased $37,000, or 1.78% over the same period in 2000. This increase was primarily due to increased volume as the average of net interest-earning assets increased from $10.9 million for the first quarter of 2000 to $12.4 million for the first quarter of 2001, largely offset by a decrease in net interest margin (net interest income divided by average interest-earning assets) from 3.42% for the three months ended March 31, 2000 to 3.11% for the three months ended March 31, 2001.

       Interest income on loans increased $639,000 or 13.94% for the three months ended March 31, 2001 compared to the same three months in 2000. This increase was primarily the result of a $23.5 million increase in average loans outstanding due to an active residential real estate market

NEXT PAGE

through much of 2000 owing to a strong local economy as well as a continuing focus on commercial and consumer loan production, augmented by an increase in the average yield on loans, from 8.15% for the first three months of 2000 to 8.40% for the first three months on 2001, as interest rates in the economy increased over most of that period.

       Interest earned on other investments and Federal Home Loan Bank stock increased by $32,000 for the three months ended March 31, 2001 compared to the same period in 2000. This was the result of an overall $5.4 million increase in the average balance of other investments and Federal Home Loan Bank stock, partially offset by a decrease in the average yield from 4.92% for the first quarter of 2000 to 4.41% over the same period in 2001. The yield decrease was generally due to the temporary increase in lower yielding short-term investments as the increase in deposits and the funds received from the sale of fixed rate loans is gradually moved into longer term loans or investments.

       Interest expense for the three months ended March 31, 2001 increased $634,000 or 23.10% over the same period in 2000. This increase was primarily due to an increase of $27.4 million in average interest-bearing liabilities, consisting of an additional $16.4 million in the average balance of customer deposit accounts and an $11.0 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand primarily in 2000. The average rate paid on interest bearing liabilities increased from 4.64% for the first quarter of 2000 to 5.12% for the first quarter of 2001 as interest rates generally increased 1.0% in 2000 before dropping 1.5% in the first three months of 2001.

       Provision for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in the allocations of allowance amounts for each loan type. We recorded a $36,000 provision for loan losses during the three months of both 2000 and 2001 as a result of analyzing our current loan portfolios. There were $984,000 of non-performing and restructured loans at March 31, 2000 compared to $1.6 million of non-performing and restructured loans at March 31, 2001. The $1.6 million in non-performing loans at March 31, 2001 were comprised of $1.0 million of loans on 1-4 family residences, $508,000 in loans on land or commercial property and $42,000 in consumer loans. At March 31, 2001, our allowance equaled 0.43% of net loans receivable compared to 0.41% at March 31, 2000.

       Non-Interest Income. Non-interest income for the three months ended March 31, 2001 increased by $119,000, or 45.25%, compared to the same period in 2000. This was primarily due to a $79,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales activity, supplemented by a $41,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts.

NEXT PAGE

       Non-Interest Expense. Non-interest expense for the three months ended March 31, 2001 increased $217,000 over the same period in 2000, due primarily to a $179,000 increase in salaries and benefits and a $20,000 increase in occupancy expenses. The increase in salaries and benefits included merit increases, costs related to the hiring of a senior executive in anticipation of the expected retirement of the current CEO, a change in the payroll process in 2000 which resulted in the first quarter of 2000 having one fewer payroll period than in prior years, and for which we now accrue throughout the year, and an increase in full-time equivalents due to the planned opening of a new branch in April, 2001.

       Income Tax Expense. Our income tax provision decreased by $32,000 for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 primarily due to the decrease in income before income taxes.

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

       Our current internal policy for liquidity is 6% to 8%. Our liquidity ratios at December 31, 2000 and March 31, 2001 were 9.41% and 10.33%, respectively. We expect the liquidity level to decline as short term investment are used to repay Federal Home Loan Bank advances or are used to fund loans or longer term deposits.

       Capital Resources. Shareholders' equity totaled $22.2 million at March 31, 2001 compared to $21.8 million at December 31, 2000, an increase of $479,000 or 2.20%, due to net income of $515,000, offset by $139,000 of cash dividends paid to shareholders.

       Federal regulations require us to maintain certain minimum levels of regulatory capital. The regulations currently require that core capital be 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets. At March 31, 2001 our capital ratios were as follows:

	Amount (000)	Percent of Applicable assets
Tangible Capital	$21,146	7.25%
Requirement	$4,377	1.50%
Excess	$16,769	5.75%

Core capital	$21,146	7.25%

NEXT PAGE

	Amount (000)	Percent of Applicable assets
Requirement	$11,672	4.00%
Excess	$9,474	3.25%

Risk-based capital	$22,181	11.29%
Requirement	$15,722	8.00%
Excess	$6,459	3.29%

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

NEXT PAGE

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

LSB FINANCIAL CORP. (Registrant)
Date May 4, 2001	/s/ JOHN W. COREY John W. Corey, President (Principal Executive Officer)
Date May 4, 2001	/s/ MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-B Exhibit Number	Document
3	Articles of Incorporation and Bylaws, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
11	Statement re computation of per share earnings