Form 10QSB
period 2001-06-30
LSB FINANCIAL CORP
filed 2001-08-10
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT JULY 31, 2001
Common stock, par value $.01 per share	1,385,496

       Transitional Small Business Disclosure Format:   YES [  ]   NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands)

	December 31, 2000	June 30, 2001

Assets

Cash and due from banks	$1,231	$2,058
Short-term investments	7,912	12,869
Available-for-sale securities	11,590	10,434
Loans held for sale	88	2,537
Portfolio loans	249,196	247,245
Less: Allowance for loan losses	(1,028)	(1,086)
Net portfolio loans	248,168	246,159

Premises and equipment, net	6,509	7,298
FHLB stock, at cost	3,525	3,525
Accrued interest receivable and other assets	3,202	3,103
Total Assets	282,225	287,983

Liabilities and Shareholders' Equity:

Liabilities
Deposits	$189,700	$197,412
Advances from FHLB	69,498	66,498
Note payable	84	65
Accrued interest payable and other liabilities	1,177	1,283
Total liabilities	260,459	265,258

Shareholders' Equity:
Common stock	14	14
Additional paid-in-capital	8,379	8,347
Retained earnings	13,790	14,589
Unearned ESOP shares	(348)	(314)
Unamortized cost of recognition and retention plan	(74)	0
Accumulated other comprehensive income	5	89
Total shareholders' equity	21,766	22,725
Total liabilities and shareholders' equity	$282,225	$287,983

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Interest Income
Loans, including related fees	$5,159	$4,753	$10,383	$9,338
Available-for-sale securities	236	223	472	435
FHLB stock	68	63	138	126
Total interest income	5,463	5,039	10,993	9,899

Interest Expense
Deposits	2,310	1,953	4,625	3,813
Borrowings	1,037	949	2,101	1,835
Total interest expense	3,347	2,902	6,726	5,648

Net interest income	2,116	2,137	4,267	4,251
Provision for loan losses	36	36	72	72
Net interest income after provision for loan losses	2,080	2,101	4,195	4,179

Non-interest Income
Service charges and fees	216	137	399	279
Net gain on mortgage loans originated for sale	107	3	189	7
Gain on sale of securities	0	0	0	0
Other	137	207	255	325
Total non-interest income	460	347	843	611

Non-interest Expense
Salaries and benefits	927	904	1,819	1,616
Occupancy and equipment, net	156	260	413	497
Computer service	79	72	159	145
Advertising	96	85	180	176
Other	424	363	789	710
Total non-interest expense	1,682	1,684	3,360	3,144

Income before income taxes	858	764	1,678	1,646
Less: income taxes	307	289	613	627
Net income	$551	$475	$1,065	$1,019

Earnings per share (Note 3)	$0.41	$0.36	$0.80	$0.78
Diluted Earnings per share	$0.41	$0.36	$0.78	$0.76
Book value per share	$17.04	$15.71	$17.04	$15.71

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2000	$14	$8,205	$12,204	($418)	($95)	($100)	$19,810
Exercise of stock options		44					44
ESOP shares earned		38		35			73
RRP expense					45		45
Retired RRP shares		(35)			35		0
Dividends paid			(229)				(229)
Comprehensive income
Net income			1,019				1,019
Change in unrealized gain/(loss)						(8)	(8)
Total comprehensive income							1,011

Balance at June 30, 2000	$14	$8,252	$12,994	($383)	($15)	($108)	$20,754

Balance at January 1, 2001	$14	$8,379	$13,790	($348)	($74)	$5	$21,766
Exercise of stock options		0					0
ESOP shares earned		38		34			72
RRP expense					4		4
Retired RRP shares		(70)			70
Dividends paid			(266)				(266)
Comprehensive income
Net income			1,065				1,065
Change in unrealized gain/(loss)						84	84
Total comprehensive income							1,149

Balance at June 30, 2001	$14	$8,347	$14,589	($314)	($0)	$89	$22,725

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	For the 6 months ended June 30,
	2000	2001
Cash Flows from Operating Activities
Net Income	$1,019	$1,065
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	280	75
Net amortization/(accretion) on securities	10	3
Gain on sale of securities	0	0
Writedown of loans held for sale	0	0
Gain on sale of loans	(7)	(189)
Loans originated for sale, net of sales proceeds	215	(2,260)
Provision for loan losses	72	72
Employee stock ownership plan shares earned	73	72
Change in assets and liabilities
Accrued interest receivable	(147)	98
Other assets	34	(50)
Accrued interest payable	27	(23)
Other liabilities	317	129
Net cash provided by operating activities	1,893	(1,008)

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,114)	(1,580)
Proceeds from paydowns and maturities of available-for-sale securities	781	2,872
Sales of available-for-sale securities	500	0
Purchase of Federal Home Loan Bank stock	(140)	0
Loans made to customers net of payments received	(10,746)	1,937
Property and equipment expenditures	(324)	(864)
Net cash from investing activities	(13,043)	2,365

Cash Flows from Financing Activities
Net change in deposits	7,469	7,712
Proceeds from Federal Home Loan Bank advances	14,300	3,500
Payments on Federal Home Loan Bank advances	(11,500)	(6,500)
Payments on note payable	(18)	(19)
Dividends paid	(229)	(266)
Stock options exercised	44	0
Net cash from financing activities	10,066	4,427

Net change in cash and equivalents	(1,084)	5,784
Cash and equivalents at January 1	10,994	9,143

Cash and equivalents at June 30	$9,910	$14,927

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001

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

	Quarter ended June 30,		Year-to-Date June 30,
	2000	2001	2000	2001
Weighted average shares outstanding (excluding unearned ESOP shares)	1,316,280	1,334,608	1,313,907	1,334,762
Shares used to compute diluted earnings per share	1,334,098	1,358,865	1,335,452	1,357,965
Earnings per share	$0.36	$0.41	$0.78	$0.80
Diluted earnings per share	$0.36	$0.41	$0.76	$0.78

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

            All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

            Comparison of Financial Condition at June 30, 2001 and December 31, 2000.

            Our total assets increased $5.8 million during the six months from December 31, 2000 to June 30, 2001. This increase was primarily due to a $5.0 million increase in short term investments and an $827,000 increase in cash and due from banks. Total loans, including loans held for sale, remained stable as continuing low interest rates increased the number of borrowers refinancing to fixed rate loan products which we sell on the secondary market as part of our interest rate risk strategy. This increase in investments was accompanied by a $7.7 million increase in deposits which management attributes to ongoing marketing efforts and to the appeal of the safety of bank deposits to investors with funds in more volatile non-deposit investment products. Non-performing and restructured loans increased from $984,000 at December 31, 2000 to $1.8 million at June 30, 2001 due primarily to the addition of $954,000 in loans on one-to-four family residences, partially offset by a $116,000 decrease in loans on land and commercial real estate. Shareholders' equity increased from $21.8 million at December 31, 2000 to $22.7 million at June 30, 2001, an increase of $959,000 due primarily to net income partially offset by the payment of a cash dividend.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2001 and June 30, 2000.

            General.   Net income for the six months ended June 30, 2001 was $1.1 million, an increase of $46,000, or 4.51%, over the six months ended June 30, 2000. This increase was due primarily to a $232,000 increase in non interest income partially offset by a $216,000 increase in non-interest expenses. Net income for the second quarter of 2001 was $551,000, an increase of $76,000 from the same period in 2000, due primarily to a $113,000 increase in non interest income, offset by a $21,000 decrease in net interest income.

            Net Interest Income.   Net interest income for the six months ended June 30, 2001 was $4.3 million, an increase of $16,000, or 0.38%, over the same period in 2000. Net interest income for the second quarter of 2001 decreased $21,000, or 0.97%, compared to the same period in 2000. These changes were primarily due to a decrease in net interest margin (net interest income divided by average interest-earning assets) from 3.39% for the six months ended June 30, 2000 to 3.09% for the six months ended June 30, 2001 and from 3.36% for the quarter ended June 30, 2000 to 3.07%

NEXT PAGE

for the same period in 2001, offset by increases in net earning assets of $1.0 million and $335,000 in each of those periods respectively.

            Interest income on loans increased $1.0 million or 11.19% for the six months ended June 30, 2001 compared to the same six months in 2000, primarily the result of an increase of $20.6 million in the average balance of loans outstanding during the period and an increase in the average yield on loans from 8.18% to 8.35% over the same period. This increase in average balances was primarily due to an active residential real estate market resulting from a strong local economy, and a continuing focus on commercial and consumer loan production. The increase in average yield came in spite of the decline in long-term interest rates in the economy beginning in mid-2000 as many of the additional loans were added to the portfolio early in 2000 when rates were comparatively high, and also because the falling rates prompted some borrowers to refinance existing mortgages, often to a fixed rate mortgage loan. Generally, when borrowers refinance to a fixed rate product, we typically sell such lower rate loans in the secondary market. Interest income on loans increased $406,000 for the second quarter of 2001 compared to the second quarter of 2000 due primarily to a $17.8 million increase in average loans.

            Interest earned on other investments and Federal Home Loan Bank stock increased by $49,000 for the six months ended June 30, 2001 compared to the same period in 2000. This was the result of an overall $4.8 million increase in the average balance of other investments and Federal Home Loan Bank stock, partially offset by an decrease in the average yield from 4.99% for the first six months of 2000 to 4.47% over the same period in 2001. The yield decrease was generally due to the rapidly falling short-term interest rates in the economy coupled with the increase in short-term investments used to facilitate the funding and sale of fixed rate mortgages. Interest income on other investments and Federal Home Loan Bank stock increased $18,000 for the second quarter of 2001 compared to the second quarter of 2000 due to a $3.7 million increase in the average balance of other investments and Federal Home Loan Bank stock, offset by lower rates.

            Interest expense for the six months ended June 30, 2001 increased $1.1 million or 19.09% over the same period in 2000. This increase was primarily due to an increase of $24.4 million in average interest-bearing liabilities, consisting of an additional $16.0 million in the average balance of customer deposit accounts and a $8.4 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand primarily in the last six months of 2000. The average rate paid on interest bearing liabilities increased from 4.71% for the first six months of 2000 to 5.09% the same period in 2001. Interest expense increased $445,000 for the second quarter of 2001 over the same period in 2000 primarily due to a $21.1 million increase in average interest-bearing liabilities along with an increase in the average rate paid from 4.78% for the three month period in 2000 to 5.07% for the same period in 2001.

            Provision for Loan Losses.   We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management

NEXT PAGE

also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in allocation of allowance amounts to each loan type. We recorded a $72,000 provision for loan losses during the six months of both 2001 and 2000 as a result of analyzing our current loan portfolios. There were $1.8 million of non-performing or restructured loans at June 30, 2001 compared to $417,000 of non-performing or restructured loans at June 30, 2000. The $1.8 million in non-performing loans at June 30, 2001 were comprised of $1.3 million of loans on 1-4 family residences, $468,000 in loans on land or commercial property and $31,000 in consumer loans. The increase in non-performing loans can be attributed to the general slowdown in the economy. The diversity of employment in our market area serves to buffer us from the effects of slowdowns, however there are often specific industries that are harder hit than others. At June 30, 2001, our allowance equaled $1.1 million or 0.43% of net loans receivable compared to 0.41% at June 30, 2000. Although we maintain our allowance for loan losses at a level we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

            Non-Interest Income.   Non-interest income for the six months ended June 30, 2001 increased by $232,000, or 37.97%, compared to the same period in 2000. This was primarily due to a $182,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales activity and a $120,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts, partially offset by a decrease of $70,000 in fees on various debit and credit card products and other services. Non-interest income for the second quarter of 2001 increased by $113,000 over the same period in 2000, due to the same reasons set forth above.

            Non-Interest Expense.   Non-interest expense for the six months ended June 30, 2001 increased $216,000 over the same period in 2000 due primarily to a $203,000 increase in salaries and benefits and a $79,000 increase in other non-interest expenses, partially offset by an $84,000 decrease in occupancy expenses. The increase in salaries and benefits included merit increases and costs related to the hiring of a senior executive in anticipation of the expected retirement of the current CEO, and an increase in full-time equivalents due to the opening of a new branch in April 2001. The $84,000 decrease in occupancy and equipment expense resulted from finalizing the expected lives and estimated depreciation expense related to significant construction and renovation projects in 2000 and 2001. Non-interest expense for the second quarter of 2001 decreased by $2,000 over the same period in 2000, affected by the matters mentioned above. A change in the payroll process also resulted in the second quarter of 2000 having one more pay period than the same quarter in 2001.

            Income Tax Expense.   The Company's income tax provision decreased by $14,000 for the six months ended June 30, 2001, compared to the same period in 2000, and increased $18,000 for the second quarter of 2001 compared to the same period in 2000. These changes were driven by changes in income before tax and by a lower effective tax rate in 2001, compared to 2000.

NEXT PAGE

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

            Our current internal policy for liquidity is 6% to 8%. Our liquidity ratios at December 31, 2000 and June 30, 2001 were 9.41% and 12.63%, respectively. We expect the liquidity level to decline as short-term investment are used to repay Federal Home Loan Bank advances or are used to fund loans or longer term deposits.

            Capital Resources.   Shareholders' equity totaled $22.7 million at June 30, 2001 compared to $21.8 million at December 31, 2000, an increase of $959,000 or 4.41%, due to net income of $1.1 million, offset by $266,000 of cash dividends paid to shareholders.

            Federal regulations require Lafayette Savings Bank to maintain certain minimum levels of regulatory capital. The regulations currently require that core capital be at least 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets. At June 30, 2001 our capital ratios were as follows:

	Amount (000)	Percent of Applicable assets
Tangible Capital	$21,120	7.55%
Requirement	$4,314	1.50%
Excess	$17,406	6.05%

Core capital	$21,720	7.55%
Requirement	$11,513	4.00%
Excess	$10,207	3.55%

Risk-based capital	$22,789	11.55%
Requirement	$15,786	8.00%
Excess	$7,003	3.55%

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)   On April 18, 2001, LSB Financial Corp. held its Annual Meeting of Stockholders ("Meeting").

            (b)   Not applicable.

            (c)   Stockholders of the Company voted on the following matters at the meeting.

Election of the following persons as directors of the Company for terms of three years:

	Votes For	Votes Withheld
Harry A. Dunwoody	1,194,253	13,652
Mariellen M. Neudeck	1,199,360	8,545
Charles W. Shook	1,197,043	10,862

	Votes For	Votes Against	Abstentions	Broker Non-votes
Ratification of the appointment of Crowe,Chizek and Company LLP as auditors of the Company for the fiscal year ending December 31, 2001.	1,195,999	9,142	2,764	-0-

NEXT PAGE

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

LSB FINANCIAL CORP. (Registrant)
Date August 8, 2001	/s/ JOHN W. COREY John W. Corey, President (Principal Executive Officer)
Date August 8, 2001	/s/ MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
3	Articles of Incorporation and Bylaws, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
11	Statement re computation of per share earnings