Form 10QSB
period 2001-09-30
LSB FINANCIAL CORP
filed 2001-11-13
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT OCTOBER 31, 2001
Common stock, par value $.01 per share	1,380,846

       Transitional Small Business Disclosure Format:   YES [  ]   NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands)

	September 30, 2001 (unaudited)	December 31, 2000

Assets

Cash and due from banks	$3,274	$1,231
Short-term investments	13,497	7,912
Available-for-sale securities	11,249	11,590
Loans held for sale	2,799	88
Portfolio loans	246,922	249,196
Less: Allowance for loan losses	(1,105)	(1,028)
Net portfolio loans	245,817	248,168

Premises and equipment, net	7,187	6,509
FHLB stock, at cost	3,525	3,525
Accrued interest receivable and other assets	3,059	3,202
Total Assets	290,407	282,225

Liabilities and Shareholders' Equity:

Liabilities
Deposits	$198,789	$189,700
Advances from FHLB	66,498	69,498
Note payable	55	84
Accrued interest payable and other liabilities	1,884	1,177
Total liabilities	267,226	260,459

Shareholders' Equity:
Common stock	14	14
Additional paid-in-capital	8,463	8,379
Retained earnings	15,014	13,790
Unearned ESOP shares	(298)	(348)
Unamortized cost of recognition and retention plan	(146)	(74)
Accumulated other comprehensive income	134	5
Total shareholders' equity	23,181	21,766
Total liabilities and shareholders' equity	$290,407	$282,225

See accompanying notes

NEXT PAGE
LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Interest Income
Loans, including related fees	$5,050	$5,004	$15,433	$14,342
Available-for-sale securities	218	245	691	681
FHLB stock	64	70	202	196
Total interest income	5,332	5,319	16,326	15,219
Interest Expense
Deposits	2,245	2,131	6,870	5,943
Borrowings	1,030	1,013	3,132	2,849
Total interest expense	3,275	3,144	10,002	8,792
Net interest income	2,057	2,175	6,324	6,427
Provision for loan losses	36	36	108	108
Net interest income after provision for loan losses	2,021	2,139	6,216	6,319
Non-interest Income
Service charges and fees	190	169	590	448
Net gain on mortgage loans originated for sale	172	57	361	64
Other	124	110	378	434
Total non-interest income	486	336	1,329	946
Non-interest Expense
Salaries and benefits	888	871	2,707	2,487
Occupancy and equipment, net	209	263	622	760
Computer service	62	78	221	223
Advertising	100	85	280	261
Other	343	349	1,131	1,059
Total non-interest expense	1,602	1,646	4,961	4,790
Income before income taxes	905	829	2,584	2,475
Less: income taxes	343	316	957	943
Net income	$562	$513	$1,627	$1,532
Earnings per share (Note 3)	$0.42	$0.39	$1.22	$1.16
Diluted Earnings per share	$0.41	$0.38	$1.20	$1.14
Book value per share	$17.26	$15.96	$17.26	$15.96
See accompanying notes

NEXT PAGE
LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2000	$14	$8,205	$12,204	($418)	($95)	($100)	$19,810
Exercise of stock options		44					44
ESOP shares earned		59		53			112
Issuance of common stock for RRP		88			(88)		0
RRP expense					69		69
Retired RRP shares		(35)			35		0
Dividends paid			(355)				(355)
Comprehensive income
Net income			1,532				1,532
Change in unrealized gain/(loss)						28	28
Total comprehensive income							1,560

Balance at September 30, 2000	$14	$8,361	$13,381	($365)	($79)	($72)	$21,240

Balance at January 1, 2001	$14	$8,379	$13,790	($348)	($74)	$5	$21,766
Exercise of stock options		8					8
ESOP shares earned		59		50			109
Issuance of common stock for RRP		146			(146)		0
RRP expense					4		4
Retired RRP shares		(70)			70		0
Treasury stock acquired and retired		(59)					(59)
Dividends paid			(403)				(403)
Comprehensive income
Net income			1,627				1,627
Change in unrealized gain/(loss)						129	129
Total comprehensive income							1,756

Balance at September 30, 2001	$14	$8,463	$15,014	($298)	($146)	$134	$23,181

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	For the 9 months ended September 30,
	2000	2001
Cash Flows from Operating Activities
Net Income	$1,532	$1,627
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	421	270
Net amortization/(accretion) on securities	35	9
Gain on sale of loans	(64)	(361)
Loans originated for sale, net of sales proceeds	272	(2,350)
Provisions for loan losses	108	108
Employee stock ownership plan shares earned	112	109
Change in assets and liabilities
Accrued interest receivable	(193)	61
Other assets	(148)	0
Accrued interest payable	32	(8)
Other liabilities	643	715
Net cash from operating activities	2,750	180

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,114)	(3,361)
Proceeds from paydowns and maturities of available-for-sale securities	1,136	3,908
Sales of available-for-sale securities	500	0
Purchase of Federal Home Loan Bank stock	(240)	0
Loans made to customers net of payments received	(19,264)	2,243
Property and equipment expenditures	(473)	(948)
Net cash from investing activities	(21,455)	1,842

Cash Flows from Financing Activities
Net change in deposits	11,766	9,089
Proceeds from Federal Home Loan Bank advances	32,300	3,500
Payments on Federal Home Loan Bank advances	(27,500)	(6,500)
Payments on note payable	(28)	(29)
Treasury Stock Purchased	0	(59)
Dividends paid	(355)	(403)
Stock options exercised	44	8
Net cash from financing activities	16,227	5,606

Net change in cash and equivalents	(2,478)	7,628
Cash and equivalents at January 1	10,994	9,143

Cash and equivalents at September 30	$8,516	$16,771

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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

	Quarter ended September 30,		Year-to-Date September 30,
	2001	2000	2001	2000
Weighted average shares outstanding (excluding unearned ESOP shares)	1,336,842	1,329,192	1,335,422	1,321,538
Shares used to compute diluted earnings per share	1,366,448	1,355,826	1,361,128	1,344,733
Earnings per share	$0.42	$0.39	$1.22	$1.16
Diluted earnings per share	$0.41	$0.38	$1.20	$1.14

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

            All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

            Comparison of Financial Condition at September 30, 2001 and December 31, 2000.

            Our total assets increased $8.2 million during the nine months from December 31, 2000 to September 30, 2001. This increase was primarily due to a $5.6 million increase in short-term investments and a $2.0 million increase in cash and due from banks. Total loans, including loans held for sale, decreased by $360,000 as continuing low interest rates increased the number of borrowers refinancing to fixed rate loan products which we sell on the secondary market as part of our interest rate risk strategy. The increase in investments was funded by a $9.1 million increase in deposits which management attributes to ongoing marketing efforts and to the appeal of the safety of bank deposits to investors with funds in more volatile non-deposit investment products. Advances from the Federal Home Loan Bank decreased by $3.0 million as maturities were allowed to roll off. Non-performing and restructured loans increased from $984,000 at December 31, 2000 to $3.2 million at September 30, 2001 due to a general slowdown of the economy. Non-performing and restructured loans at September 30, 2001 consisted of $2.1 million in loans on residential real estate, $1.0 million in loans on other real estate and $96,000 in non-mortgage related loans. Shareholders' equity increased from $21.8 million at December 31, 2000 to $23.2 million at September 30, 2001, an increase of $1.4 million due primarily to net income partially offset by the payment of a cash dividend.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 2000 and September 30, 2001.

            General.   Net income for the nine months ended September 30, 2001 was $1.6 million, an increase of $95,000, or 6.20%, over the nine months ended September 30, 2000. This increase was due primarily to a $383,000 increase in non-interest income partially offset by a $171,000 increase in non-interest expense and a $103,000 decrease in net interest income. Net income for the third quarter of 2001 was $562,000, an increase of $49,000 from the same period in 2000. The increase in net income for this quarter was due primarily to a $150,000 increase in non interest income and a $44,000 decrease in non-interest expense, offset by a $118,000 decrease in net interest income and a $27,000 increase in income taxes.

            Net Interest Income.   Net interest income for the nine months ended September 30, 2001 was $6.2 million, a decrease of $103,000, or 1.60%, compared to the same period in 2000. Net interest income for the third quarter of 2001 decreased $118,000, or 5.43%, compared to the same period in 2000. These changes were primarily due to a decrease in net interest margin (net interest income divided by average interest-earning assets) from 3.37% for the nine months ended September 30, 2000 to 3.05% for the nine months ended September 30, 2001. In addition, during the third quarter of 2000, we received a recovery on income of approximately $95,000 related to a problem loan.

NEXT PAGE

            Interest income on loans increased $1.1 million or 7.61% for the nine months ended September 30, 2001 compared to the same nine months in 2000, primarily the result of an increase of $16.5 million in the average balance of loans outstanding during the period and an increase in the average yield on loans from 8.25% to 8.29% over the same period. This increase in average balances was primarily due to consistent growth in the residential real estate market through 2000 resulting from a strong local economy with the portfolio balances maintained in 2001, and a continuing focus on commercial and consumer loan production. The increase in average yield came in spite of the decline in long-term interest rates in the economy beginning in mid-2000 as many loans were added to the portfolio early in 2000 when rates were comparatively high, and also because the falling rates prompted some borrowers to refinance existing mortgages, often to a fixed rate mortgage loan. When borrowers refinance to a fixed rate product, we typically sell such lower rate loans in the secondary market. Interest income on loans increased $46,000 for the third quarter of 2001 compared to the third quarter of 2000 due primarily to an $8.3 million increase in average loans offset by a decrease in the average yield on loans from 8.39% to 8.18% over the same period.

            Interest earned on other investments and Federal Home Loan Bank stock increased by $16,000 for the nine months ended September 30, 2001 compared to the same period in 2000. This was the result of an overall $5.1 million increase in the average balance of other investments and Federal Home Loan Bank stock, largely offset by a decrease in the average yield earned on these investments from 5.15% for the first nine months of 2000 to 4.28% over the same period in 2001. The yield decrease was generally due to falling short-term interest rates coupled with the increase in short-term investments used to facilitate the funding and sale of fixed rate mortgages. Interest income on other investments and Federal Home Loan Bank stock decreased $33,000 for the third quarter of 2001 compared to the third quarter of 2000 due to a $6.4 million increase in the average balance of other investments and Federal Home Loan Bank stock, offset by lower rates.

            Interest expense for the nine months ended September 30, 2001 increased $1.2 million over the same period in 2000. This increase was primarily due to an increase of $21.3 million in average interest-bearing liabilities, consisting of an additional $15.3 million in the average balance of customer deposit accounts and a $6.0 million increase in the average balance of Federal Home Loan Bank advances drawn to fund loan demand primarily in the last nine months of 2000. The average rate paid on interest bearing liabilities increased from 4.83% for the first nine months of 2000 to 5.05% for the same period in 2001. Interest expense increased $131,000 for the third quarter of 2001 over the same period in 2000 primarily due to a $15.2 million increase in average interest-bearing liabilities offset by a decrease in the average rate paid from 5.05% for the three month period in 2000 to 4.96% for the same period in 2001.

            Provision for Loan Losses.   We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes evaluation of concentration of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, management

NEXT PAGE

also uses the services of a consultant to assist in the evaluation of its growing multi-family and commercial real estate loan portfolio. Management's analysis results in allocation of allowance amounts to each loan type. We recorded a $108,000 provision for loan losses during the first nine months of both 2001 and 2000 as a result of analyzing our current loan portfolios. There were $3.2 million of non-performing or restructured loans at September 30, 2001 compared to $432,000 of non-performing or restructured loans at September 30, 2000. The $3.2 million in non-performing loans at September 30, 2001 were comprised of $2.1 million in loans on residential real estate, $1.0 million in loans on other real estate and $96,000 in non-mortgage related loans. The increase in non-performing loans can be attributed to the general slowdown in the economy. While the diversity of employment in our market area serves to buffer us from the effects of slowdowns, there are often specific industries that are harder hit than others. The increase in the local unemployment rate from 2.3% in December, 2000 to 2.8% in September 2001, would support this conclusion. At September 30, 2001, our allowance equaled $1.1 million or 0.40% of net loans receivable compared to 0.41% at September 30, 2000. Although we maintain our allowance for loan losses at a level we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

            Non-Interest Income.   Non-interest income for the nine months ended September 30, 2001 increased by $383,000, or 40.49%, compared to the same period in 2000. This was primarily due to a $297,000 increase in the gain on the sale of mortgage loans in the secondary market as a result of the increased sales activity and a $142,000 increase in service charges and fees on deposit accounts due to the increased number of these accounts, partially offset by a decrease of $56,000 in fees on various debit and credit card products and other services. Non-interest income for the third quarter of 2001 increased by $150,000, or 44.64% over the same period in 2000, due to the same reasons set forth above.

            Non-Interest Expense.   Non-interest expense for the nine months ended September 30, 2001 increased $171,000 over the same period in 2000 due primarily to a $220,000 increase in salaries and benefits and a $72,000 increase in other non-interest expenses, partially offset by a $138,000 decrease in occupancy and equipment expenses. The increase in salaries and benefits included merit increases and costs related to the hiring of a senior executive in anticipation of the expected retirement of the Company's and the Bank's current CEO, and an increase in full-time equivalents due to the opening of a new branch in April 2001. The decrease in occupancy and equipment expense resulted substantially from finalizing the expected useful life and estimated depreciation expense related to significant construction and renovation projects in 2000 and 2001. Non-interest expense for the third quarter of 2001 decreased by $44,000 over the same period in 2000, affected by the matters mentioned above.

            Income Tax Expense.   The Company's income tax provision increased by $14,000 for the nine months ended September 30, 2001, compared to the same period in 2000, and increased $27,000 for the third quarter of 2001 compared to the same period in 2000. These changes were driven by changes in income before tax offset by a slightly lower effective tax rate in 2001, compared to 2000.

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

            Our current internal policy for liquidity is 6% to 8%. Our liquidity ratios at December 31, 2000 and September 30, 2001 were 7.31% and 11.35%, respectively. We expect the liquidity level to decline as short-term investment are used to repay Federal Home Loan Bank advances or are used to fund loans or longer term deposits.

            Capital Resources.   Shareholders' equity totaled $23.2 million at September 30, 2001 compared to $21.8 million at December 31, 2000, an increase of $1.4 million or 6.10%, due largely to net income of $1.6 million, offset by $403,000 of cash dividends paid to shareholders.

            Federal regulations require Lafayette Savings Bank to maintain certain minimum levels of regulatory capital. The regulations currently require that core capital be at least 4.0% of total assets, and that risk based capital be at least 8.0% of risk-based assets. At September 30, 2001 our capital ratios were as follows:

	Amount (000)	Percent of Applicable Assets
Tangible Capital	$22,091	7.62%
Requirement	$4,350	1.50%
Excess	$17,741	6.12%

Core capital	$22,091	7.62%
Requirement	$11,600	4.00%
Excess	$10,491	3.62%

Risk-based capital	$23,196	11.37%
Requirement	$16,314	8.00%
Excess	$6,882	3.37%

NEXT PAGE

REGARDING FORWARD-LOOKING STATEMENTS

            This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion of Recent Operating Results" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

       The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

  the economic impact of the terrorist attacks, and the response of the United States to those attacks;
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

Item 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On September 17, 2001, Mr. Randolph Williams was appointed President of LSB Financial Corp, and its wholly-owned subsidiary, Lafayette Savings Bank, FSB, replacing Mr. Corey who is expected to retire effective December 31, 2001. Commencing on January 1, 2002, Mr. Williams will also serve as the Chief Executive Officer of LSB Financial Corp. and Lafayette Savings Bank. Mr. Corey will continue to serve as Chief Executive Officer of LSB Financial Corp. and Lafayette Savings Bank until his retirement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                     See Exhibit Index.

              (b) Reports on Form 8-K

                     None.

NEXT PAGE

SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP. (Registrant)
Date November 13, 2001	/s/ Randolph F. Williams Randolph F. Williams, President (Principal Executive Officer)
Date November 13, 2001	/s/ Mary Jo David Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
3	Articles of Incorporation and Bylaws, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.4	Employment Agreement dated September 28, 2001, by and between LSB Financial Corp. and Randolph F. Williams.
11	Statement re computation of per share earnings