Form 10KSB40
period 2001-12-31
LSB FINANCIAL CORP
filed 2002-03-29
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, par value $.01 per share
(Title of Class)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES      NO

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

       The issuer had $23.6 million in revenues for the year ended December 31, 2001.

       As of March 18, 2002, there were issued and outstanding 1,378,846 shares of the issuer's common stock. The aggregate market value of the common stock held by non-affiliates of the issuer, computed by reference to the closing price of such stock as of March 18, 2002, was approximately $20.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

       PART II of Form 10-KSB-2001 Annual Report to Stockholders.
       PART III of Form 10-KSB--Proxy Statement for the Annual Meeting of Stockholders to be held in April 2002.

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

            We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one-to four-family residences, and to a lesser extent, non-owner occupied one-to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices. At December 31, 2001, we had total assets of $281.0 million, deposits of $196.0 million and shareholders' equity of $23.4 million.

            Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

            Our executive offices are located at 101 Main Street, Lafayette, Indiana 47902. Our telephone number at that address is (765) 742-1064.

Market Area

            Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. In addition to the jobs provided by these two major employers, there is a strong manufacturing base anchored by Subaru/Isuzu and Wabash National Corporation, while the presence of Purdue University also attracts many high-tech industries to the area. The Greater Lafayette area has experienced consistent growth and low unemployment for several years and because of the diverse employment base is expected to continue to do so for the foreseeable future. Because of a general weakening in the national economy in 2001, some segments of the local economy, particularly manufacturing, experienced a decrease in demand resulting in temporary layoffs. There were, however, no plant closings and no major, sustained layoffs. The unemployment rate in Lafayette in December 2001 was 3.5% compared to 5.1% for the State of Indiana and 5.8% nationally.

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

            We originate both adjustable-rate loans and fixed-rate loans. We originate adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long term fixed-rate loans. As a result of continued consumer demand for long-term, fixed rate loans, we have continue to originate such loans. We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable, without recourse. The sale of these loans results in additional short-term income and improves our interest rate risk position. We generally retain servicing rights on loans sold to Freddie Mac, but release the servicing rights on loans sold to other third parties. Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

            Our loan officers and certain executive officers have approval authority on loans depending on the type and amount of the loan. All owner-occupied residential loans greater than $250,000 and all non-owner occupied residential loans and commercial business loans of $350,000 or more must be approved by the loan committee of the board of directors. Any loan or aggregate of loans to one borrower of $1.5 million or more must be approved by a majority of the full board of directors.

            At December 31, 2001, the maximum amount we could have loaned to any one borrower and the borrower's related entities was $3.6 million. Our largest lending relationship at December 31, 2001, totaled $3.5 million to a single borrower. This relationship consists of multiple loans and a line of credit to fund rental properties secured by one- to four-family and multi-family rental properties and a single family residence. Our second largest lending relationship at December 31, 2001, totaled $3.1 million, consisting of multiple loans, to a group of related borrowers. These loans are secured by one- to four-family and multi-family rental properties and a single family residence. Our third largest lending relationship at December 31, 2001, totaled $3.0 million, consisting of multiple loans on commercial properties and a home equity line of credit, to a single borrower. Each of the foregoing loans was performing in accordance with its terms at December 31, 2001. At December 31, 2001, we had 20 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million. Of these, two individual loans were 30 to 89 days past due.

NEXT PAGE

            Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	1997		1998		1999		2000		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans
One-to four-family	$104,416	56.39%	$113,231	55.08%	$128,718	56.36%	$142,249	55.75%	$131,472	52.68%
Multi-family	20,382	11.01	25,530	12.42	28,870	12.64	28,032	10.99	29,036	11.64
Commercial	20,888	11.28	26,342	12.82	31,010	13.58	35,337	13.85	35,754	14.33
Land and land development	6,020	3.25	6,174	3.00	6,654	2.91	7,980	3.13	8,856	3.55
Construction	14,326	7.74	12,220	5.95	13,038	5.71	18,047	7.07	18,698	7.49
Total Real Estate Loans	166,032	89.67	183,497	89.27	208,290	91.20	231,645	90.79	223,816	89.69

Other Loans
Consumer loans:
Home equity	10,012	5.41	10,572	5.14	11,685	5.12	12,134	4.76	12,478	5.00
Home improvement	140	0.08	301	0.15	282	0.12	122	0.05	119	0.05
Automobile	1,633	0.88	1,639	0.80	2,325	1.02	3,355	1.31	3,012	1.21
Deposit account	165	0.09	66	0.03	123	0.05	443	0.17	87	0.03
Other	1,348	0.73	1,848	0.90	1,718	0.75	1,915	0.75	1,983	0.79
Total consumer loans	13,298	7.19	14,426	7.02	16,133	7.06	17,969	7.04	17,679	7.08
Commercial business loans	5,823	3.14	7,627	3.71	3,974	1.74	5,531	2.17	8,049	3.23
Total other loans	19,121	10.33	22,053	10.73	20,107	8.80	23,500	9.21	25,728	10.31
Total loans	185,153	100.00%	205,550	100.00%	228,397	100.00%	255,145	100.00%	249,544	100.00%

Less:
Loans in process	4,859		4,401		3,927		5,704		5,683
Deferred fees and discounts	284		225		214		157		190
Allowance for losses	1,478		1,578		894		1,028		1,432
Total loans receivable, net	$178,532		$199,346		$223,362		$248,256		242,239

NEXT PAGE

            The following table shows the composition of our loan portfolio, including loans held for sale, by fixed- and adjustable-rate at the dates indicated. The one-to four-family fixed-rate loans include $9.7 million, $7.0 million and $3.7 million of loans at December 31, 1999, 2000 and 2001, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	December 31,
	1997		1998		1999		2000		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans: Real estate:
One-to four-family	$46,036	24.86%	$ 50,480	24.57%	$ 43,870	19.20%	$ 39,220	15.37%	$ 38,422	15.40%
Multi-family	857	0.46	434	0.21	66	0.03	2,237	0.88	2,740	1.10
Commercial	1,107	0.60	1,179	0.57	1,345	0.59	1,701	0.67	2,248	0.90
Construction	14,326	7.74	2,427	1.18	2,776	1.22	2,824	1.11	2,344	0.94
Land and land development	1,197	0.65	1,629	0.79	3,765	1.65	6,452	2.52	4,471	1.79
Total Real Estate Loans	63,523	34.31	56,149	27.32	51,822	22.69	52,434	20.55	50,225	20.13
Consumer	2,738	1.48	3,152	1.53	3,492	1.53	4,586	1.80	3,906	1.56
Commercial business	5,131	2.77	5,567	2.71	2,418	1.06	2,488	0.97	4,890	1.96
Total fixed-rate loans	71,392	38.56	64,868	31.56	57,732	25.28	59,508	23.32	59,021	23.65

Adjustable-Rate Loans: Real estate:
One-to four-family	58,380	31.53	62,751	30.53	84,848	37.14	103,029	40.38	93,050	37.29
Multi-family	19,525	10.55	25,096	12.21	28,804	12.61	25,795	10.11	26,296	10.54
Commercial	19,781	10.68	25,163	12.24	29,665	12.99	33,636	13.18	33,506	13.42
Construction	---	---	9,793	4.76	3,878	1.70	5,156	2.02	6,512	2.61
Land and land development	4,823	2.60	4,545	2.21	9,273	4.06	11,595	4.55	14,227	5.70
Total Real Estate Loans	102,509	55.36	127,348	61.95	156,468	68.50	179,211	70.24	173,591	69.56
Consumer	10,560	5.70	11,274	5.49	12,641	5.54	13,383	5.25	13,773	5.52
Commercial business	692	0.38	2,060	1.00	1,556	0.68	3,043	1.19	3,159	1.27
Total adjustable-rate loans	113,761	61.44	140,682	68.44	170,665	74.72	195,637	76.68	190,523	76.35
Total loans	185,153	100.00%	205,550	100.00%	228,397	100.00%	255,145	100.00%	249,544	100.00%

Less:
Loans in process	4,859		4,401		3,927		5,704		5,683
Deferred fees and discounts	284		225		214		157		190
Allowance for losses	1,478		1,578		894		1,028		1,432
Total loans receivable, net	$178,532		$199,346		$223,362		$248,256		$242,239

NEXT PAGE

            The following schedule illustrates the maturities of our loan portfolio at December 31, 2001. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During Years Ending December 31,
2002	$ 13,469	6.93%	$ 9,540	8.92%	$ 2,924	8.99%	$ 4,655	7.99%	$ 30,588	7.30%
2003 to 2006	5,366	7.88	2,061	7.81	14,619	7.55	2,635	8.88	24,682	7.79
2007 and following	117,427	7.55	15,953	7.45	136	9.40	759	8.50	194,275	7.55
TOTAL	$196,262	7.52%	$27,554	7.99%	$17,679	7.81%	$ 8,049	8.33%	$249,544	7.61%

_____________________

(1) Includes one-to four-family, multi-family and commercial real estate loans.

NEXT PAGE

            The total amount of loans due to mature after December 31, 2001 which have fixed interest rates is $45.5 million, and which have adjustable or renegotiable interest rates is $173.5 million.

One-to Four-Family Residential Real Estate Lending

            Our lending program focuses on the origination of permanent loans secured by mortgages on owner-occupied, one-to four-family residences. We also originate loans secured by nonowner-occupied, one-to four-family residences. Substantially all of these loans are secured by properties located in our primary market area. We originate a variety of residential loans, including conventional 15 and 30 year fixed-rate loans, fixed-rate loans convertible to adjustable rate loans, adjustable rate loans and balloon loans.

            Our one-to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the adjustable rate loans originated by us are subject to adjustment at one, three or five year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one, three or five year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed-rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. At December 31, 2001, the total balance of one-to four- family adjustable rate mortgage loans was $93.1 million, or 37.29% of our gross loan portfolio. We generally retain adjustable rate loans in our portfolio pursuant to the asset/liability management strategy. Five-year adjustable rate mortgage loans represented $2.4 million, and one-year and three year adjustable rate mortgage loans represented $90.7 million of our total adjustable rate mortgage loans at December 31, 2001.

            We offer fixed-rate mortgage loans with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed-rate loans with terms over 15 years. Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value. At December 31, 2001, we had $4.1 million in loans held for sale. The majority of these loans were subsequently sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management; Market Risk Analysis" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report. Interest rates charged on these fixed-rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

            We also offer fixed-rate mortgage loans with terms up to 30 years, which, after five or seven years convert to our standard one-year adjustable rate mortgage for the remainder of the term.

NEXT PAGE

            We had $62.8 million in nonowner-occupied one-to four-family residential loans at December 31, 2001. These loans are underwritten using essentially the same criteria as owner-occupied, one- to four-family residential loans, but with an additional cash flow analysis of the subject property, and are provided at higher rates than owner-occupied loans. We offer fixed-rate, adjustable-rate and convertible rate loans, with terms of up to 30 years.

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

            Permanent multi-family and commercial real estate loans are generally originated as three-year and five-year adjustable rate loans with up to a 24 year amortization. To a substantially lesser extent, such loans are originated as 10 year fixed-rate loans or at a floating rate based on national prime rate, at terms up to 15 years. The adjustable rate loans are tied to an index based on the weekly average of the three-year or five-year U.S. Treasury rate, respectively, plus a stated margin over the index. Multi-family loans and commercial real estate loans have been written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

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

NEXT PAGE

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

Construction, Land and Land Development Lending

            We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one-to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2001, substantially all of these loans were secured by property located within our primary market area.

            Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed-rate loans, with interest rates higher than those that we offer on one-to four-family loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2001, we had $4.0 million of construction loans to borrowers intending to live in the properties upon completion of construction.

            Construction loans to builders of one-to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed-rate for the loan term. We limit builders to one home construction loan at a time but would consider requests for more than one if the homes are presold. At December 31, 2001, we had $6.9 million of construction loans to builders of one-to four-family residences.

            We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase. At December 31, 2001, we had $7.8 million of loans to finance the construction of multi-family dwellings and commercial projects.

            We also make loans to builders for the purpose of developing one-to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to our base rate which is determined by a rate survey of a cross section of local banks and the national prime rate. The maximum loan to value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 2001, we had $6.1 million of development loans to builders. We also make a limited number of land acquisition loans. At December 31, 2001, we had $2.7 million in loans secured by land.

            Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers. The application process includes a

NEXT PAGE

submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, which is the land plus the building.

            At December 31, 2001, our largest construction and development loan was on a single-purpose commercial property for $2.3 million. We had two non-performing land development loans totaling $468,000 at December 31, 2001.

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

Consumer Lending

            We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $12.5 million or 5.00% of the total loan portfolio at December 31, 2001. We are currently offering a revolving line of credit home equity loan on which the total commitment amount may not exceed 95% of the appraised value of the property, with a five year term and minimum monthly payment requirement of interest only. At December 31, 2001, we had $12.6 million of unused credit available under our home equity line of credit program.

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

NEXT PAGE

Commercial Business Lending

            Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2001, we had $2.4 million of unsecured loans and lines of credit outstanding (with $264,000 of unused credit available) and $5.7 million of loans and lines of credit (with $378,000 of unused credit available) secured by small business equipment and vehicles.

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

            When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise service the loans. We receive a servicing fee for performing these services. We service for others mortgage loans that we originate and sell totaling $85.8 million at December 31, 2001.

            We occasionally purchase a limited amount of participation interests in real estate loans from other financial institutions outside our primary market area. We review and underwrite all loans to be purchased to insure that they meet our underwriting standards.

NEXT PAGE

            In periods of rising interest rates, our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related operating earnings. In addition, our ability to sell loans may substantially decrease as potential buyers reduce their purchasing activities.

            The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One-to four-family fixed rate loans include $3.4 million, $2.4 million and $935,000 of loans originated during 1999, 2000 and 2001, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	1999	2000	2001
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one-to four-family	$23,300	$22,681	$18,444
- multi-family	4,568	2,595	12,223
- commercial	6,351	3,605	12,910
- construction, land and land development	10,482	14,019	18,588
Non-real estate - consumer	---	1,867	2,678
- commercial business	408	1,259	2,179
Total adjustable-rate	45,109	46,026	67,022
Fixed-rate:
Real estate - one-to four-family	25,971	20,970	63,267
- multi-family	1,575	373	146
- commercial	2,877	831	2,275
- construction, land and land development	8,497	9,928	6,398
Non-real estate - consumer	6,880	4,174	2,835
- commercial business	2,365	2,016	4,929
Total fixed-rate	48,165	38,292	79,850
Total loans originated	93,274	84,318	146,872

Purchases:
Total loan purchased	---	---	---
Total mortgage-backed securities purchased	982	992	---
Total purchases	982	992	---

Sales and Repayments:
Real estate - one-to four-family	15,476	13,501	48,988
- multi-family	---	422	---
Total loans sold	15,476	13,923	48,988
Principal repayments	54,951	45,480	104,242
Total loans sold and repayments	70,427	59,403	153,230
Mortgage-backed securities:
Principal repayments	579	528	597
Increase (decrease) in other items, net	---	---	341
Net increase (decrease)	$23,250	$25,379	$(6,614)
Loan originations in 2001 were substantially affected by the low interest rates in the economy. Home owners took the opportunity to refinance their mortgage loans into lower rate, fixed rate loan products which we sell on the secondary market. Originations of fixed rate one- to four-family loans

NEXT PAGE

increased from $21.0 million in 2000 to $63.3 million in 2001. Developers of commercial and rental real estate also took advantage of the lower rates to refinance existing properties as well as to begin new projects. Because we only offer fixed rate mortgages for a limited type of non-residential real estate project, the additional activity was apparent in originations of adjustable rate multi-family and commercial loans which increased from a total of $6.2 million in 2000 to $25.1 million in 2001.

Asset Quality

            When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts seven or more days delinquent. If the delinquency is not cured by the 15th day, the borrower will be assessed a late charge. Additional written and oral contacts may be made with the borrower between 20 and 30 days after the due date. If the delinquency continues for a period of 60 days, we usually send a default letter to the borrower and, after 90 days, institute appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and we may purchase it. Delinquent consumer loans are handled in a similar manner. Our procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws. Our level of delinquent loans has been stable in recent years, but has increased notably in 2001, particularly in the level of delinquent one- to four-family loans as a result of the economic slowdown.

            Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One-to four-family	6	$381	0.29%	16	$1,828	1.39%	22	$2,209	1.68%
Multi-family	---	---	---	1	186	0.64	1	186	0.64
Commercial	---	---	---	1	172	0.48	1	172	0.48
Construction and land development	---	---	---	2	468	1.70	2	468	1.70
Consumer	1	5	0.03	5	77	0.44	6	82	0.46
Commercial business	2	85	1.06	1	7	0.09	3	92	1.14
Total	9	$471	0.19%	26	$2,738	1.10%	35	$3,209	1.29%

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

NEXT PAGE

	December 31,
	1997	1998	1999	2000	2001
	(Dollars in Thousands)

Non-accruing loans:
One-to four-family	$ 23	$ 494	$ 528	$ 362	$1,828
Multifamily	---	---	---	---	186
Commercial real estate	---	---	191	179	172
Construction and land development	---	---	---	404	468
Consumer	---	23	59	31	77
Commercial business	671	813	---	---	7
Total	694	1,330	778	976	2,738

Restructured loans:
Commercial business	1,400	1,400	---	---	---

Foreclosed assets:
One-to four-family	---	---	215	5	25
Consumer	---	---	---	3	---
Total	---	---	215	8	25

Total non-performing assets	$2,094	$2,730	$ 993	$ 984	$2,764
Total as a percentage of total assets	1.01%	1.17%	0.39%	0.35%	0.98%

Total assets	$206,584	$232,811	$257,139	$282,225	$280,963

            For the year ended December 31, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $144,000, none of which was included in interest income.

            In 1997 and 1998, the non-accruing and restructured commercial business loans consisted almost entirely of small equipment lease loans to the Bennett Funding Group. In 1997, we restructured $1.5 million of the $2.4 million of Bennett Funding Group loans and recorded a $135,000 loss. We earned 1.0% on the restructured amount until December 1999 when the restructured portion of the loans was paid in full. We recorded a $184,000 loss on the remaining $855,000 in 1997 and $671,000 loss in 1999. In 2000, we received a payment of $99,000 from the Bennett Funding trustee in bankruptcy. This payment represented proceeds from collateral liquidation and collection on one problem lease. At December 31, 2001, approximately $855,000 of these loans is still in litigation. Management does not anticipate significant future payments.

            Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the

16
NEXT PAGE

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

            In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2001, we had classified $2.6 million of our loans as substandard, $826,000 as doubtful and none as loss. At December 31, 2001, we had designated $1.3 million in loans as special mention.

            Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption "Non-Performing Assets", as of December 31, 2001, there was also an aggregate of $1.9 million in net book value of loans with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in these loans are 20 loans on one- to four-family residences and one multi-family rental property where the past payment history of the borrowers presents doubts as to the ability of the borrower to comply with the repayment terms of the loan.

            Allowance for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes consideration of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies, industry standards and other factors. We also consider the loss experience of similar portfolios in comparable lending markets as well as using the services of a consultant to assist in the evaluation of our growing commercial loan portfolio. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

            Our analysis of the loan portfolio begins by assigning each new loan a risk rating at the time the loan is originated, corresponding to one of 10 risk categories. If the loan is a commercial credit, the borrower will also be assigned a rating. Adjustments are made to these ratings on a quarterly basis, based on the performance of the individual loan. Loans no longer performing as agreed are assigned a lower risk rating, eventually resulting in their being regarded as classified loans. A collateral re-evaluation form is completed on all classified loans, identifying expected losses,

NEXT PAGE

generally based on an analysis of the collateral securing those loans. A portion of the loan loss reserve is allocated to the classified loans in the amount identified as at risk.

            Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk. These categories include loans on: one- to four-family owner occupied properties, one- to four-family non-owner occupied properties, multi-family rental properties, non-residential properties, land and land development projects, and construction projects, second mortgage and home equity loans, unsecured commercial business loans, secured commercial business loans, and consumer loans. Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, and economic trends affecting our market.

            Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses."

            The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December
	1997	1998	1999	2000	2001
	(Dollars in Thousands)

Balance at beginning of period	$1,715	$1,478	$1,578	$ 894	$1,028

Charge-offs:
One-to four-family	---	---	39	---	27
Consumer	3	4	7	15	16
Commercial business	319	---	758	---	---
Total Charge-offs	322	4	804	15	43
Recoveries:
One-to four-family	11	---	---	---	---
Consumer	2	---	---	5	3
Total recoveries	13	---	---	5	3

Net charge-offs	309	4	804	10	40
Additions charged to operations	72	104	120	144	444
Balance at end of period	$1,478	$1,578	$ 894	$1,028	$1,432

Net charge-offs to average loans outstanding	0.18%	---%	0.37%	---%	0.02%

Allowance for loan losses to non-performing assets	70.6%	57.8%	90.03%	104.48%	51.83%

Allowance for loan losses to net loans at end of period	0.83%	0.79%	0.40%	0.41%	0.59%

NEXT PAGE

            The allocation of our allowance for losses on loans at the dates indicated is summarized as follows:

	1997			1998			1999			2000			2001
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
Real estate:
One-to four-family	$ 145	$104,416	56.39%	$ 197	$113,231	55.08%	$185	$128,718	56.36%	$ 246	$142,249	55.75%	$502	$131,472	52.68%
Multi-family	103	20,382	11.01	130	25,530	12.42	146	28,870	12.64	142	28,032	10.99	166	29,036	11.64
Commercial real estate	130	20,888	11.28	162	26,342	12.82	158	31,010	13.58	207	35,337	13.85	187	35,754	14.33
Land and land development	75	6,020	3.25	61	6,174	3.00	50	6,654	2.91	78	7,980	3.13	201	8,856	3.55
Construction	28	14,326	7.74	18	12,220	5.95	26	13,038	5.71	36	18,047	7.07	33	18,698	7.49
Consumer	74	13,298	7.19	272	14,426	7.02	84	16,133	7.06	105	17,969	7.04	134	17,679	7.08
Commercial business	729	5,823	3.14	603	7,627	3.71	50	3,974	1.74	70	5,531	2.17	60	8,049	3.23
Unallocated	194	---	---	135	---	---	195	---	---	143	---	---	149	---	---
Total	$1,478	$185,153	100.00%	$1,578	$205,550	100.00%	$894	$228,397	100.00%	$1,028	$255,145	100.00%	$1,432	$249,544	100.00%

NEXT PAGE

Investment Activities

            We must maintain minimum levels of securities that qualify as liquid assets under the Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2001 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 9.11%. Our level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "-Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

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

            Generally, we invest funds among various categories of investments and maturities based upon our asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. It is our general policy to purchase securities which are U.S. Government securities, investment grade municipal and corporate bonds, commercial paper, federal agency obligations, including mortgage-backed securities, and interest-bearing deposits with the Federal Home Loan Bank.

            The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2001, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by the U.S. Government and its agencies.

NEXT PAGE

	December 31,
	1999		2000		2001
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total

Debt securities:
U.S. government securities	$ 1,003	8.89%	$ ---	---%	$ ---	---%
Federal agency obligations	1,475	13.07	1,494	12.38	2,618	22.17
Municipal bonds	2,915	25.83	4,773	39.54	4,129	34.96
Corporate bonds	2,754	24.40	2,279	18.88	1,538	13.02
Subtotal	8,147	72.19	8,546	70.80	8,285	70.15

Other:
Federal Home Loan Bank stock	3,138	27.81	3,525	29.20	3,525	29.84
Total debt securities and Federal Home Loan Bank stock	$11,285	100.00%	$12,071	100.00%	$11,810	100.00%

Average remaining life of debt securities	2.06 years		2.62 years		2.04 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$ 8,254	100.00%	$ 7,912	100.00%	$12,314	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$ 1,146	44.80%	$ 990	32.51%	$ 802	32.76%
Freddie Mac certificates	1,411	55.20	2,054	67.49	1,646	67.24
Total mortgage-backed securities	$ 2,557	100.00%	$ 3,044	100.00%	$ 2,448	100.00%

NEXT PAGE

            The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2001. Expected maturities will differ from contractual maturities because issues have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2001, all of our securities were classified as available for sale. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2001
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Fair Value
	(Dollars in Thousands)

Federal agency obligations	$ ---	$1,535	$1,083	$ ---	$2,618	$2,618
Municipal bonds	658	2,488	748	235	4,129	4,129
Corporate bonds	1,538	---	---	---	1,538	1,538
Fannie Mae certificates		802			802	802
Freddie Mac certificates	---	1,645	---	---	1,645	1,645
Total investment securities	$2,196	$6,470	$1831	$236	$10,733	$10,733

Weighted average yield	5.84%	5.43%	7.41%	6.00%	5.55%	5.55%

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

NEXT PAGE

            The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	1999	2000	2001
	(Dollars in Thousands)

Opening balance	$ 161,781	$ 174,617	$ 189,700
Deposits	832,042	869,695	1,121,628
Withdrawals	(824,922)	(861,234)	(1,122,550)
Interest credited	5,715	6,622	7,174

Ending balance	$ 174,617	$ 189,700	$ 195,952

Net increase (decrease)	$ 12,836	$15,083	$6,252

Percent increase (decrease)	7.93%	8.64%	3.30%

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	1999		2000		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transaction and Savings Deposits:
Noninterest-bearing	$ 8,599	4.92%	$ 8,345	4.40%	$10,233	5.22%
Savings accounts (1.25% at December 31, 2001)	16,159	9.25	14,875	7.84	16,449	8.39
NOW Accounts (0 - 1.00% at December 31, 2001)	20,693	11.85	22,792	12.01	25,560	13.04
Money Market Accounts (1.35 - 2.25% at December 31, 2001)	8,860	5.07	8,292	4.37	10,096	5.15
Total Non-Certificates	54,311	31.09	54,304	28.62	62,338	31.81

Certificates:

0.00 - 1.99%	---	---	---	---	289	0.15
2.00 - 3.99%	2,042	1.17	279	0.15	46,939	23.95
4.00 - 5.99%	102,556	58.71	65,016	34.26	49,295	25.15
6.00 - 7.99%	15,708	8.99	70,101	36.94	37,091	18.92
Total certificates	120,306	68.88	135,396	71.35	133,614	68.17
Accrued interest	54	0.03	61	0.03	41	0.02
Total deposits	$174,671	100.00%	$189,761	100.00%	$195,993	100.00%

NEXT PAGE

            The following table shows rate and maturity information for our certificates of deposit as of December 31, 2001.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2002	$204	$ 8,724	$10,439	$12,728	$32,096	24.02%
June 30, 2002	46	16,849	7,282	11,397	35,573	26.62
September 30, 2002	39	9,194	4,855	5,856	19,944	14.93
December 31, 2002	---	4,897	4,235	2,243	11,375	8.51
March 31, 2003	---	2,481	3,417	2,994	8,892	6.66
June 30, 2003	---	2,111	2,223	1,165	5,500	4.12
September 30, 2003	---	71	3,739	517	4,327	3.24
December 31, 2003	---	615	2,963	80	3,657	2.74
March 31, 2004	---	858	2,603	---	3,461	2.59
June 30, 2004	---	427	1,469	1	1,897	1.42
September 30, 2004	---	320	573	---	893	0.67
December 31, 2004	---	316	640	---	956	0.71
Thereafter	---	76	4,857	110	5,043	3.77

Total	$289	$46,939	$49,295	$37,091	$133,614	100.00%

Percent of total	0.22%	35.13%	36.89%	27.76%	99.78%	100.00%

            The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2001:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$25,656	$24,083	$24,316	$30,252	$104,307

Certificates of deposit of $100,000 or more	6,384	11,344	6,963	4,374	29,065

Public funds	56	146	40	---	242

Total certificates of deposit	$32,096	$35,573	$31,319	$34,626	$133,614

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

NEXT PAGE

a commitment fee upon application and may be subject to a prepayment fee if we prepay the advance. See Note 6 of the Notes to the Consolidated Financial Statements contained in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report.

            The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	1999	2000	2001
	(In Thousands)

Maximum Balance:
Federal Home Loan Bank advances	$61,758	$69,498	$69,498
Average Balance:
Federal Home Loan Bank advances	$57,148	$63,502	$66,391

            The following table sets forth certain information as to our FHLB advances at the dates indicated.

	December 31,
	1999	2000	2001
	(Dollars in Thousands)

Federal Home Loan Bank advances	$61,758	$69,498	$60,345

Weighted average interest rate of Federal Home Loan Bank advances	5.85%	6.17%	6.02%

            In addition, the Bank has a note payable secured by a branch facility which is included in other liabilities on the consolidated balance sheet. This note requires monthly payments of approximately $3,500, bears interest at 5.50% and had a balance of $121,000, $84,000 and $45,000 at December 31, 1999, 2000 and 2001, respectively.

Subsidiaries and Other Activities

            We own a service corporation, L.S.B. Service Corporation. In April 1994, we made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10 year commitment totaling $500,000. During 2001, L.S.B. Service Corporation received a $55,000 tax credit related to its investment in the project and recorded net income of $39,000. At December 31, 2001, our total investment in L.S.B. Service Corporation was $412,000.

            Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996. Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997. At December 31, 2001, our total investment in Lafayette Insurance and Investments, Inc. was $9,000. Lafayette Insurance and Investments, Inc. recognized a loss of $31,000 during 2001.

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

            There are 13 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market and mortgage loans in Tippecanoe County to both be approximately 12%.

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

            Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2001, our lending limit under this restriction was $3.6 million.

            Regulatory Capital Requirements. All federally insured savings institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk-based capital requirements. The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulations. At December 31, 2001, we had tangible capital

NEXT PAGE

of $22.4 million, or 7.95% of adjusted total assets, which is $18.1 million above the minimum requirement of 1.5% of adjusted total assets.

            The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institutions's supervisory rating. Core capital generally consists of tangible capital plus certain intangible assets including a limited amount of purchased credit card relationships. At December 31, 2001, we had core capital equal to $22.4 million, or 7.95% of adjusted total assets, which is $13.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

            On December 31, 2001 we had total capital of $23.8 million, including $22.4 million in core capital and $1.4 million in qualifying supplementary capital, and risk-weighted assets of $203.1 million, including $13.8 million in converted off-balance sheet assets, or total capital of 11.71% of risk-weighted assets. This amount was $7.5 million above the 8% requirement in effect on that date.

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

NEXT PAGE

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

            Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2001, we met the test and have always met the test since it became effective.

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

            Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. We were examined for Community Reinvestment Act compliance in February 2001 and received a rating of "outstanding."

NEXT PAGE

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

            If Lafayette Savings fails the qualified thrift lender test, within one year it must register as, and become subject to, the significant activity restrictions applicable to bank holding companies.

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

            A portion of our income tax basis reserve for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2001, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.

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

NEXT PAGE

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

Employees

            At December 31, 2001, we had a total of 95 employees, including 10 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.	Description of Property

            We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana. We own our main office and three branch offices. The fourth branch office is leased with the term of the lease expiring in 2003. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2001 was approximately $7.1 million. We also own an office building adjacent to the main office location which quarters our administrative operations and also provides additional space for growth over the next few years.

            We maintain an on-line data base of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2001 was $491,000.

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

            No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

            Page 47 of our 2001 Annual Report to Stockholders is incorporated herein by reference.

NEXT PAGE

Item 6.	Management's Discussion and Analysis or Plan of Operation

            Pages 5 through 17 of our 2001 Annual Report to Stockholders are incorporated herein by reference.

Item 7.	Financial Statements

            Pages 19 through 44 of our 2001 Annual Report to Stockholders are incorporated herein by reference.

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

            Directors and Executive Officers

            Information concerning LSB Financial Directors and Executive Officers are incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

            To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2002 under the caption "Share Ownership of LSB Financial Corp. Common Stock -- Section 16(a) Beneficial Ownership Reporting Compliance" incorporated herein by reference and a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 10.	Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.	Certain Relationships and Related Transactions

            Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.	Exhibits and Reports on Form 8-K

            (a) Exhibits:

            See Index To Exhibits.

            (b) Reports on Form 8-K:

            No reports on Form 8-K have been filed during the three-month period ended December 31, 2001.

NEXT PAGE

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP.
Date: March 29, 2002	By:	/s/ Randolph F. Williams Randolph F. Williams, President, Chief Executive Officer and Director (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck Mariellen M. Neudeck, Chairman of the Board	/s/ Randolph F. Williams Randolph F. Williams, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)
Date: March 29, 2002	Date: March 29, 2002
/s/ Harry A. Dunwoody Harry A. Dunwoody, Senior Vice President and Director	/s/ James A. Andrew
Date: March 29, 2002	Date: March 29, 2002
/s/ Philip W. Kemmer Philip W. Kemmer, Director	/s/ Peter Neisel Peter Neisel, Director
Date: March 29, 2002	Date: March 29, 2002
NEXT PAGE

/s/ Jeffrey A. Poxon Jeffrey A. Poxon, Director	/s/ Thomas R. McCully Thomas R. McCully
Date: March 29, 2002	Date: March 29, 2002
/s/ Charles W. Shook Charles W. Shook, Director	/s/ Mary Jo David Mary Jo David, Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)
Date: March 29, 2002	Date: March 29, 2002

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Amended and Restated Bylaws
4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.4	Employment Agreement by and between the Registrant and Randolph F. Williams, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25070), is incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB).

13	Annual Report to Security Holders
21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-25070), is incorporated herein by reference.
23	Consent of Accountants
NEXT PAGE