Form 10QSB
period 2002-03-31
LSB FINANCIAL CORP
filed 2002-05-13
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT APRIL 15, 2002
Common stock, par value $.01 per share	1,378,846

       Transitional Small Business Disclosure Format: YES [  ] NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

Notes to Consolidated Financial Statements.................................................................5-6

Item 2. Management's Discussion of Recent Operating Results...............................7-10

NEXT PAGE

LSB FINANCIAL CORP.
STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	March 31, 2002 (unaudited)	December 31, 2001

Assets

Cash and due from banks	$2,505	$2,478
Short-term investments	18,880	12,314
Available-for-sale securities	12,452	10,733
Loans held for sale	2,544	4,074
Total loans	243,756	239,597
Less: Allowance for loan losses	(1,493)	(1,432)

Net loans	242,263	238,165

Premises and equipment, net	7,008	7,095
FHLB stock, at cost	3,525	3,525
Accrued interest receivable and other assets	3,071	2,579

Total Assets	292,248	280,963

Liabilities and Shareholders' Equity

Liabilities
Deposits	$205,982	195,952
Advances from FHLB	60,345	60,345
Accrued interest payable and other liabilities	1,981	1,278

Total liabilities	268,308	257,575

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	8,307	8,279
Retained earnings	15,956	15,422
Unearned ESOP shares	(131)	(138)
Unamortized cost of recognition and retention plan	(265)	(282)
Accumulated other comprehensive income	59	93

Total shareholders' equity	23,940	23,388

Total liabilities and shareholders' equity	$292,248	$280,963

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2002	2001

Interest Income
Loans, including related fees	$4,684	$5,224
Available-for-sale securities	169	237
FHLB stock	52	70

Total interest income	4,905	5,531

Interest Expense
Deposits	1,664	2,315
Borrowings	900	1,064

Total interest expense	2,564	3,379

Net interest income	2,341	2,152
Provision for loan losses	75	36

Net interest income after provision for loan losses	2,266	2,116

Noninterest Income
Service charges and fees	153	174
Net gain on mortgage loans originated for sale	235	82
Gain on sale of securities	0	0
Other income	192	126

Total noninterest income	580	382

Noninterest Expense
Salaries and benefits	1,037	891
Occupancy and equipment, net	258	257
Computer service	78	80
Advertising	96	84
Other	345	365

Total noninterest expense	1,814	1,677

Income before income taxes	1,032	821
Less: income taxes	346	306

Net income	$686	$515

Earnings per share	$0.51	$0.39
Diluted Earnings per share	$0.50	$0.38
Book value per share	$17.93	$16.65

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2001	$14	$8,379	$13,790	($348)	($74)	$5	$21,766
Exercise of stock options		0					0
ESOP shares earned		18		17			35
RRP expense					4		4
Dividends paid			(139)				(139)
Comprehensive income
Net income			515				515
Change in unrealized gain/(loss)						64	64
Total comprehensive income							579

Balance at March 31, 2000	$14	$8,397	$14,166	($331)	($70)	$69	$22,245

Balance at January 1, 2002	$14	$8,279	$15,422	($282)	($138)	$93	$23,388
Exercise of stock options		0					0
ESOP shares earned		28		17			45
RRP expense					7		7
Dividends paid			(152)				(152)
Comprehensive income
Net income			686				686
Change in unrealized gain/(loss)						(34)	(34)
Total comprehensive income							652

Balance at March 31, 2001	$14	$8,307	$15,956	($265)	($131)	$59	$23,940

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the 3 months ended March 31,
	2002	2001
Cash Flows from Operating Activities
Net Income	$686	$515
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	131	140
Net amortization/(accretion) on securities	17	2
Gain on sale of securities	0	0
Gain on sale of loans	(235)	(82)
Loans originated for sale, net of sales proceeds	1,765	(837)
Provision for loan losses	75	36
Employee stock ownership plan shares earned	45	35
Change in assets and liabilities
Accrued interest receivable and other assets	(462)	(50)
Accrued interest payable and other liabilities	703	709

Net cash provided by operating activities	2,725	468
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,612)	(1,080)
Proceeds from paydowns and maturities of available-for-sale securities	789	2,152
Sales of available-for-sale securities	30	0
Purchase of Federal Home Loan Bank stock	0	0
Loans made to customers net of payments received	(4,173)	(106)
Property and equipment expenditures	(44)	(441)

Net cash (used in) provided by investing activities	(6,010)	525

Cash Flows from Financing Activities
Net change in deposits	10,030	8,729
Proceeds from Federal Home Loan Bank advances	4,000	1,000
Payments on Federal Home Loan Bank advances	(4,000)	(1,000)
Dividends paid	(152)	(139)
Stock options exercised	0	0

Net cash provided by financing activities	9,878	8,580

Net change in cash and equivalents	6,593	9,583
Cash and equivalents at January 1	14,792	9,143

Cash and equivalents at March 31	$21,385	$18,726

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

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

Quarter ended March 31,
	2002	2001
Weighted average shares outstanding (excluding unearned ESOP shares)	1,333,712	1,334,933
Shares used to compute diluted earnings per share	1,373,085	1,357,698
Earnings per share	$0.51	$0.39
Diluted earnings per share	$0.50	$0.38

Note 4 - New and proposed accounting standards:

A new accounting standard dealing with asset retirement obligations will apply for 2003. The company does not believe this standard will have a material effect on its financial position or results of operations.

NEXT PAGE

Effective January 1, 2002, the Company adopted a new standard issues by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company was not material.

New accounting standards issued in 2001 require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Financial Condition

        Comparison of Financial Condition at March 31, 2002 and December 31, 2001.

Our total assets increased $11.3 million during the three months from December 31, 2001 to March 31, 2002. This increase was primarily due to a $6.6 million increase in short term investments and a $2.6 million increase in net loans, including loans held for sale. Although lower interest rates increased the number of borrowers refinancing to fixed rate loan products which we generally sell on the secondary market as part of our interest rate risk strategy, an increasing number of non-residential borrowers took advantage of the favorable rates to purchase or refinance non-residential properties. The increase in net loans is due to a $4.9 million increase in loans on non-residential real estate, commercial business and consumer loans offset by a decrease of $2.3 million in loans on residences. The increase in short term investments primarily represents proceeds from the sale of loans waiting to be reinvested in other loans or securities. The increase in assets was funded primarily by a $10.0 million increase in deposits which management attributes to ongoing marketing efforts and the fact that the return and the safety of bank deposits compares favorably to other non-deposit investment products. Non-performing and restructured loans decreased from $2.7 million at December 31, 2001 to $2.2 million at March 31, 2002, due primarily to a decrease of $561,000 in loans on one-to-four family residences and a $186,000 decrease in loans on multifamily properties, offset by a $148,000 increase in non-performing commercial business loans. Shareholders' equity increased from $23.4 million at December 31, 2001 to $23.9 million at March 31, 2002, an increase of $552,000 due primarily to net income partially offset by the payment of a cash dividend.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2002 and March 31, 2001.

        General. Net income for the three months ended March 31, 2002 was $686,000, an increase of $171,000 or 33.20% from net income of $515,000 for the three months ended March 31, 2001. This increase was primarily due to a $189,000 increase in net interest income driven by better margins and a $153,000 increase in the gain on sale of loans due to the increased originations and refinancings of fixed rate mortgage loans and the sale of such loans on the secondary market. This increase was partially offset by a $137,000 increase in noninterest expenses due largely to salaries and benefits associated with the staffing of the bank's new branch office in May, 2001.

        Net Interest Income. Net interest income for the three months ended March 31, 2002 increased $189,000, or 8.78%, over the same period in 2001. This increase was primarily rate driven. While average net interest-earning assets increased from $12.4 million for the first quarter of 2001 to $13.4 million for the first quarter of 2002,our net interest margin (net interest income divided by average interest-earning assets) increased from 3.11% for the three months ended March 31, 2001 to 3.39% for the three months ended March 31, 2002.

NEXT PAGE

       Interest income on loans decreased $540,000 or 10.34% for the three months ended March 31, 2002 compared to the same three months in 2001. This decrease was primarily the result of a $2.4 million decrease in average loans outstanding due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages, often to a fixed rate mortgage loan which we typically sell such lower rate loans in the secondary market, as well as a decrease in the average yield on loans, from 8.40% for the first three months of 2001 to 7.61% for the first three months on 2002, due to lower interest rates in the economy.

       Interest earned on other investments and Federal Home Loan Bank stock decreased by $86,000 for the three months ended March 31, 2002 compared to the same period in 2001. This was the result of a decrease in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 4.43% for the first quarter of 2001 to 2.92% over the same period in 2002, offset by an increase in average balances of $2.6 million. The yield decrease was generally due to the temporary increase in lower yielding short-term investments as the increase in deposits and the funds received from the sale of fixed rate loans is held in short term investments until they can be reinvested in longer term loans or investments.

       Interest expense for the three months ended March 31, 2002 decreased $815,000, or 24.12%, over the same period in 2001. This decrease was primarily due to a decrease in the average rate paid on interest bearing liabilities from 5.12% for the first quarter of 2001 to 3.90% for the first quarter of 2002 and to a restructuring of the composition of average interest-bearing liabilities as an $8.4 million increase in generally lower costing deposits allowed us to reduce the average balance in generally higher costing, longer term Federal Home Loan Bank advances by $9.2 million.

       Provision for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes consideration of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, we also use the services of a consultant to assist in the evaluation of our growing commercial loan portfolio. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

       More specifically, our analysis of the loan portfolio will begin at the time the loan is originated, when each loan is assigned a risk rating. If the loan is a commercial credit, the borrower will also be assigned a similar rating. Loans that continue to perform as agreed will be included in one of ten non-classified loan categories. Portions of the allowance are allocated to loan portfolios in the various risk grades, based upon a variety of factors including, historical loss history experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. Loans no longer performing as agreed are assigned a lower risk rating, eventually resulting in their being regarded as classified loans. A collateral re-evaluation form is completed on all classified loans. This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. These components are added together and compared to the balance of our allowance at the evaluation date.

       Non-classified loan categories include first mortgage loans on the following types of properties: one-to-four family owner occupied, one-to-four family non-owner occupied, multi family, non-residential, land and land development, and construction. Additional categories include: second mortgage and home equity loans, unsecured commercial business loans, secured commercial business loans, and consumer loans.

NEXT PAGE

       We recorded a $75,000 provision for loan losses during the first three months of 2002 as compared to $36,000 for the same period in 2001, as a result of our analysis of our current loan portfolios. There were $2.2 million of non-performing loans at March 31, 2002 compared to $1.5 million at March 31, 2001. The $2.2 million in non-performing loans at March 31, 2002 were comprised of $1.3 million of loans on 1-4 family residences, $662,000 in loans on land or commercial property, $166,000 in commercial business loans and $63,000 in consumer loans. At March 31, 2002, our allowance equaled 0.61% of net loans receivable compared to 0.42% at March 31, 2001, and 68.29% of non-performing assets compared to 68.65% at March 31, 2001.

       Non-Interest Income. Non-interest income for the three months ended March 31, 2002 increased by $198,000, or 51.83%, compared to the same period in 2001. This was primarily due to a $153,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales activity, supplemented by a $66,000 increase in other non-interest income, primarily loan related service fees, partially offset by a $22,000 decrease in service charges and fees on deposit accounts.

       Non-Interest Expense. Non-interest expense for the three months ended March 31, 2002 increased $137,000 over the same period in 2001, due primarily to a $146,000 increase in salaries and benefits, due primarily to the increase in the number of employees due to the opening of our fifth office in May, 2001, as well as increased health insurance costs in 2002.

       Income Tax Expense. Our income tax provision increased by $40,000 for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 primarily due to the increase in income before income taxes, somewhat offset by the effect of apportionment on state tax rates.

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

       Our current internal policy for liquidity is 6% to 8%. Our liquidity ratios at December 31, 2001 and March 31, 2002 were 10.33% and 12.92%, respectively. As previously mentioned, the proceeds from the high volume of loan sales during the recent quarters were invested in short-term investment securities. We expect the liquidity level to decline as short term investment are gradually used to repay Federal Home Loan Bank advances or to fund loans or longer term deposits.

       Capital Resources. Shareholders' equity totaled $23.9 million at March 31, 2002 compared to $23.4 million at December 31, 2001, an increase of $552,000 or 2.36%, due primarily to net income of $686,000, offset by $151,000 of cash dividends paid to shareholders.

       Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2001 and March 31, 2002, Lafayette Savings Bank was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2001 and March 31, 2002 are presented below:

NEXT PAGE

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2001
Tier 1 (Core) Capital (to adjusted total assets)	$22,357	7.95%	$11,268	4.00%	$14,060	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	22,357	11.01%	8,125	4.00%	12,187	6.00%
Total Capital (to risk-weighted assets)	23,789	11.71%	16,249	8.00%	20,311	10.00%
Tangible Capital (to adjusted assets)	22,357	7.95%	4,218	1.50%	N/A	N/A

As of March 31, 2002
Tier 1 (Core) Capital (to adjusted total assets)	$23,085	7.90%	$11,688	4.00%	$14,605	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	23,085	10.89%	8,480	4.00%	12,721	6.00%
Total Capital (to risk-weighted assets)	24,578	11.59%	16,961	8.00%	21,201	10.00%
Tangible Capital (to adjusted assets)	23,085	7.90%	4,382	1.50%	N/A	N/A

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

LSB FINANCIAL CORP. (Registrant)
Date May 8, 2002	/S/RANDOLPH F. WILLIAMS Randolph F. Williams, President (Principal Executive Officer)
Date May 8, 2002	/S/MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS
Regulation S-K Exhibit Number	Document

3.1	Registrant's Articles of Incorporation, filed on September 21, 1994, as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Registrant's Bylaws, as amended and restated, filed as Exhibit 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
11	Statement re computation of per share earnings