Form 10QSB
period 2002-06-30
LSB FINANCIAL CORP
filed 2002-08-14
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT JULY 31, 2002
Common stock, par value $.01 per share	1,379,446

       Transitional Small Business Disclosure Format: YES [  ] NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

Notes to Consolidated Financial Statements............................................................................... 5-6

Item 2. Management's Discussion of Recent Operating Results................................ 7-13

PART II. OTHER INFORMATION................................................................................ 14-15

SIGNATURES................................................................................................. 16

EXHIBIT INDEX........................................................................................... 17

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30, 2002 (unaudited)	December 31, 2001

Assets:
Cash and due from banks	$1,226	$2,478
Short-term investments	10,962	12,314
Available-for-sale securities	13,663	10,733
Loans held for sale	2,224	4,074
Portfolio loans	260,368	239,597
Less: Allowance for loan losses	(1,482)	(1,432)

Net portfolio loans	258,886	238,165

Premises and equipment, net	6,924	7,095
FHLB stock, at cost	3,525	3,525
Accrued interest receivable and other assets	3,458	2,579

Total assets	$300,868	$280,963

Liabilities and Shareholders' Equity:

Liabilities:
Deposits	$206,331	$195,952
Advances from FHLB	68,345	60,345
Accrued interest payable and other liabilities	1,509	1,278

Total liabilities	276,185	257,575

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	8,347	8,279
Retained earnings	16,553	15,422
Unearned ESOP shares	(249)	(282)
Unamortized cost of recognition and retention plan	(124)	(138)
Accumulated other comprehensive income	142	93

Total shareholders' equity	24,683	23,388

Total liabilities and shareholders' equity	$300,868	$280,963

Book value per share	$18.44	$17.04

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Interest Income
Loans, including related fees	$4,753	$5,159	$9,437	$10,383
Available-for-sale securities	173	236	342	472
FHLB stock	55	68	107	138

Total interest income	4,981	5,463	9,886	10,993

Interest Expense
Deposits	1,525	2,310	3,190	4,625
Borrowings	959	1,037	1,859	2,101

Total interest expense	2,484	3,347	5,049	6,726

Net interest income	2,497	2,116	4,837	4,267
Provision for loan losses	75	36	150	72

Net interest income after provision for loan losses	2,422	2,080	4,687	4,195

Non-interest Income
Service charges and fees	188	216	349	399
Net gain on mortgage loans originated for sale	191	107	426	189
Gain on sale of securities	0	0	0	0
Other	133	137	317	255

Total non-interest income	512	460	1,092	843

Non-interest Expense
Salaries and benefits	982	927	2,019	1,819
Occupancy and equipment, net	266	156	524	413
Computer service	82	79	160	159
Advertising	103	96	199	180
Other	294	424	639	789

Total non-interest expense	1,727	1,682	3,541	3,360

Income before income taxes	1,207	858	2,238	1,678
Less: income taxes	468	307	813	613

Net income	$739	$551	$1,425	$1,065

Total Comprehensive Income	$823	$571	$1,474	$1,149

Earnings per share (Note 3)	$0.55	$0.41	$1.07	$0.80
Diluted Earnings per Share	$0.53	$0.41	$1.03	$0.78

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2001	$14	$8,379	$13,790	($348)	($74)	$5	$21,766
Exercise of stock options		0					0
ESOP shares earned		38		34			72
RRP expense					4		4
Retired RRP shares		(70)			70		0
Dividends paid			(266)				(266)
Comprehensive income
Net income			1,065				1,065
Change in unrealized gain/(loss)						84	84
Total comprehensive income							1,149

Balance at June 30, 2001	$14	$8,347	$14,589	($314)	$0	$89	$22,725

Balance at January 1, 2002	$14	$8,279	$15,422	($282)	($138)	$93	$23,388
Exercise of stock options		6					6
ESOP shares earned		62		33			95
RRP expense					14		14
Dividends paid			(294)				(294)
Comprehensive income
Net income			1,425				1,425
Change in unrealized gain/(loss)						49	49
Total comprehensive income							1,474

Balance at June 30, 2002	$14	$8,347	$16,553	($249)	($124)	$142	$24,683

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the 6 months ended June 30,
	2002	2001

Cash Flows from Operating Activities
Net Income	$1,425	$1,065
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	258	75
Net amortization/(accretion) on securities	48	3
Gain on sale of securities	0	0
Gain on sale of loans	(426)	(189)
Loans originated for sale, net of sales proceeds	2,276	(2,260)
Provision for loan losses	150	72
Employee stock ownership plan shares earned	95	72
Change in assets and liabilities
Accrued interest receivable and other assets	(898)	48
Accrued interest payable and other liabilities	231	87

Net cash provided by operating activities	3,159	(1,027)

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,885)	(1,580)
Proceeds from paydowns and maturities of available-for-sale securities	959	2,872
Sales of available-for-sale securities	30	0
Purchase of Federal Home Loan Bank stock	0	0
Loans made to customers net of payments received	(20,871)	1,937
Property and equipment expenditures	(87)	(864)

Net cash (used in) provided by investing activities	(23,854)	2,365

Cash Flows from Financing Activities
Net change in deposits	10,379	7,712
Proceeds from Federal Home Loan Bank advances	12,000	3,500
Payments on Federal Home Loan Bank advances	(4,000)	(6,500)
Dividends paid	(294)	(266)
Stock options exercised	6	0

Net cash provided by financing activities	18,091	4,446

Net change in cash and equivalents	(2,604)	5,784
Cash and equivalents at January 1	14,792	9,143

Cash and equivalents at June 30	$12,188	$14,927

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

	Quarter ended June 30,		Year-to-Date June 30,
	2002	2001	2002	2001
Weighted average shares outstanding (excluding unearned ESOP shares)	1,336,526	1,334,608	1,335,119	1,334,762
Shares used to compute diluted earnings per share	1,382,379	1,358,865	1,378,128	1,357,965
Earnings per share	$0.55	$0.41	$1.07	$0.80
Diluted earnings per share	$0.53	$0.41	$1.03	$0.78

NEXT PAGE

Note 4 - New and proposed accounting standards:

A new accounting standard dealing with asset retirement obligations will apply for 2003. The company does not believe this standard will have a material effect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Company was not material.

New accounting standards issued in 2001 require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible asserts with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

            All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

            Comparison of Financial Condition at June 30, 2002 and December 31, 2001.

            Our total assets increased $19.9 million during the six months from December 31, 2001 to June 30, 2002. This increase was primarily due to an $18.9 million increase in total loans, including loans held for sale, consisting primarily of loans on non-residential real estate and commercial business loans. Management attributes the increased number of commercial borrowers refinancing to fixed rate or balloon loan products and the influx of new real estate purchases or development projects to the continuing low interest rate environment. Available for sale securities increased $2.9 million as short term investments and cash and due from banks were converted to higher yielding, longer term investments. The increase in assets was funded by a $10.4 million increase in deposits and an $8.0 million increase in Federal Home Loan Bank advances. Management attributes the growth of deposits to its ongoing marketing efforts and to the appeal of the safety of bank deposits to investors with funds in more volatile non-deposit investment products. Shareholders' equity increased from $23.4 million at December 31, 2001 to $24.7 million at June 30, 2002, an increase of $1.3 million due primarily to net income, offset in part by the payment of a cash dividend.

            Non-performing loans decreased from $2.7 million at December 31, 2001 to $2.5 million at June 30, 2002. The $2.5 million in non-performing loans at June 30, 2002 were comprised of $1.8 million of loans on 1-4 family residences, $593,000 in loans on land or commercial property, $109,000 in commercial business loans, and $13,000 in consumer loans. At June 30, 2002, our allowance for loan losses equaled 0.57% of total loans compared to 0.53% at December 31, 2001, and 60.1% of non-performing assets at June 30, 2002 compared to 52.3% at December 31, 2001. We also had $28,000 in other real estate owned at June 30, 2002. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgements of information available at the time of their examination.

NEXT PAGE

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2002 and June 30, 2001.

            General. Net income for the six months ended June 30, 2002 was $1.4 million, an increase of $360,000 or 33.80%, over the six months ended June 30, 2001. This increase was primarily due to a $570,000 increase in net interest income driven by better margins and a $237,000 increase in the gain on sale of loans due to the increased originations and refinancings of fixed rate mortgage loans and the sale of such loans on the secondary market. This increase was partially offset by a $181,000 increase in noninterest expenses due largely to salaries and benefits associated with the staffing of the bank's new branch office in May, 2001.

            Net Interest Income. Net interest income for the six months ended June 30, 2002 increased $570,000, or 13.36%, over the same period in 2001. This increase was primarily rate driven. Net interest income for the second quarter of 2002 increased $381,000, or 18.01%, compared to the same period in 2001, also primarily due to rates. While average interest-earning assets increased from $276.1 million for the first six months of 2001 to $280.2 million for the first six months of 2002, our net interest margin (net interest income divided by average interest-earning assets) increased from 3.09% for the six months ended June 30, 2001 to 3.45% for the six months ended June 30, 2002. Similarly while average interest-earning assets increased from $275.9 million for the second quarter of 2001 to $283.9 million for the second quarter of 2002, our net interest margin increased from 3.07% to 3.52% over the same period. The increase in net interest margin is primarily the result of the rapid decline in short term market interest rates in the second half of 2001 which decreased the average rate paid on deposits from 5.09% for the six months ended June 30, 2001 to 3.78% for the six months ended June 30, 2002.

            Interest income on loans decreased $946,000 or 9.11% for the six months ended June 30, 2002 compared to the same six months in 2001. This decrease was primarily the result of a $2.4 million decrease in average loans outstanding due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages, often to fixed rate mortgage loans which are typically sold in the secondary market, as well as a decrease in the average yield on loans, from 8.35% for the first six months of 2001 to 7.51% for the first six months of 2002, due to lower interest rates in the economy. Interest income on loans decreased $406,000 for the second quarter of 2002 compared to the second quarter of 2001 due primarily to the reasons noted above. Going forward, in order to ensure continued loan portfolio growth, we intend to begin limiting sales of fixed rate loans as the demand for mortgage loan refinancing declines.

            Interest earned on other investments and Federal Home Loan Bank stock decreased by $161,000 for the six months ended June 30, 2002 compared to the same period in 2001. This was the result of a decrease in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 4.47% for the first six months of 2001 to 3.10% over the same period in 2002, offset by an increase in average balances of $1.7 million. The yield decrease was generally

NEXT PAGE

due to the temporary increase in lower yielding short-term investments as the increase in deposits and the funds received from the sale of fixed rate loans is held in short term investments until they can be reinvested in longer term loans or investments. Interest income on other investments and Federal Home Loan Bank stock decreased $76,000 for the second quarter of 2002 compared to the second quarter of 2001 due to a decrease in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 4.53% for the second quarter of 2001 to 3.30% over the same period in 2002, offset by an increase in average balances of $786,000.

            Interest expense for the six months ended June 30, 2002 decreased $1.7 million, or 24.93%, over the same period in 2001. This decrease was primarily due to a decrease in the average rate paid on interest bearing liabilities from 5.09% for the first six months of 2001 to 3.78% for the first six months of 2002 and to a restructuring of the composition of average interest-bearing liabilities as a $7.9 million increase in lower rate deposits allowed us to reduce the average balance in higher rate, longer term Federal Home Loan Bank advances by $4.9 million. Interest expense decreased $863,000 for the second quarter of 2002 over the same period in 2001 primarily due to a decrease in the average rate paid on average interest-bearing liabilities from 5.07% for the three month period in 2001 to 3.67% for the same period in 2002, offset by a $7.0 million increase in average interest-bearing liabilities for same period.

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

            More specifically, our analysis of the loan portfolio will begin at the time the loan is originated, when each loan is assigned a risk rating. If the loan is a commercial credit, the borrower will also be assigned a similar rating. Loans that continue to perform as agreed will be included in one of ten non-classified loan categories. Portions of the allowance are allocated to loan portfolios in the various risk grades, based upon a variety of factors including, historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. Loans no longer performing as agreed are assigned a lower risk rating, eventually resulting in their being regarded as classified loans. A collateral re-evaluation form is completed on all classified loans. This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. These components are added together and compared to the balance of our allowance at the evaluation date.

NEXT PAGE

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

            The provision for loan losses for the six months ended June 30, 2002 was $150,000 compared to $72,000 for the same period in 2001. The increase in the provision in 2002 was based on our analysis of our loan portfolios and was primarily due to the higher level of non-performing assets at June 30, 2002 compared to June 30, 2001 and the overall growth of our loan portfolios, particularly our commercial real estate loan portfolio. Nonperforming loans increased from $1.8 million on June 30, 2001 to $2.5 million on June 30.

            Non-Interest Income. Non-interest income for the six months ended June 30, 2002 increased by $249,000, or 29.54%, compared to the same period in 2001. This was primarily due to a $237,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales. Non-interest income for the second quarter of 2002 increased by $52,000 over the same period in 2001, due primarily to the same reason set forth above.

            Non-Interest Expense. Non-interest expense for the six months ended June 30, 2002 increased $181,000 over the same period in 2001, due primarily to a $200,000 increase in salaries and benefits and a $111,000 increase in occupancy expenses, relating to the opening of our fifth office in May 2001. These increases were offset in part by a $150,000 decrease in other expenses resulting from management's success in instituting cost savings initiatives in an effort to improve the bank's efficiency ratio, including bringing additional internal audit functions in-house, increased collection efforts, settlement of stale-dated checks and duplicate checks, and centralized purchasing and tracking of office supplies, among others. Non-interest expense for the second quarter of 2002 increased by $45,000 over the same period in 2001, due largely to the matters mentioned above.

            Income Tax Expense. Our income tax provision increased by $200,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 and by $161,000 for the second quarter of 2002 compared to the same period in 2001 primarily due to the increase in income before income taxes, somewhat offset by the effect of apportionment on state tax.

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

NEXT PAGE

            Our current internal policy for liquidity, defined as cash and salable investment securities with terms up to five years divided by deposits and Federal Home Loan Bank advances with a remaining maturity of one year or less, is 6% to 8%. Our liquidity ratios at December 31, 2001 and June 30, 2002 were 10.33% and 9.59%, respectively. We expect the liquidity level to continue to decline as short-term investment are used to repay Federal Home Loan Bank advances or are used to fund loans or purchase longer term investments.

            Capital Resources. Shareholders' equity totaled $24.7 million at June 30, 2002 compared to $23.4 million at December 31, 2000, an increase of $1.3 million or 5.54%, due to net income of $1.4 million, offset by $294,000 of cash dividends paid to shareholders.

            Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2001 and June 30, 2002, Lafayette Savings Bank was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2001 and June 30, 2002 are presented below:

NEXT PAGE

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2001
Total Capital (to risk-weighted assets)	$22,789	11.71%	$16,249	8.00%	$20,311	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	22,357	11.01%	8,125	4.00%	12,187	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	22,357	7.95%	11,268	4.00%	14,060	5.00%
Tangible Capital (to adjusted assets)	22,357	7.95%	4,218	1.50%	N/A	N/A

As of June 30, 2002
Total Capital (to risk-weighted assets)	$25,184	11.13%	$18,102	8.00%	$22,628	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	23,702	10.47%	9,051	4.00%	13,577	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	23,702	7.88%	12,027	4.00%	15,034	5.00%
Tangible Capital (to adjusted assets)	23,702	7.88%	4,510	1.50%	N/A	N/A

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

NEXT PAGE

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) On April 17, 2002, LSB Financial Corp. held its Annual Meeting of Stockholders ("Meeting").

            (b) The directors who were elected at the Meeting are as follows: Thomas R. McCully; Peter Neisel; Jeffrey A. Poxon; and Mary Jo David.

                        The directors whose terms continued after the Meeting are as follows: James A. Andrew; Randolph F. Williams; Philip W. Kemmer; Harry A. Dunwoody; Mariellen M. Neudeck; and Charles W. Shook.

            (c) Stockholders of the Company voted on the following matters at the meeting.

Election of the following persons as directors of the Company for terms of three years:

	Votes For	Votes Withheld
Thomas R. McCully	1,191,953	13,462
Peter Neisel	1,191,788	13,627
Jeffery A. Poxon	1,191,346	14,067
Mary Jo David	1,189,806	15,609

NEXT PAGE

	Votes For	Votes Against	Abstentions	Broker Non-votes
Ratification of the appointment of Crowe, Chizek and Company LLP as auditors of the Company for the fiscal year ending December 31, 2002.	1,192,187	11,120	2,108	-0-

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

LSB FINANCIAL CORP. (Registrant)
Date August 12, 2002	/S/RANDOLPH F. WILLIAMS Randolph F. Williams, President (Principal Executive Officer)
Date August 12, 2002	/S/MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of LSB Financial Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q[SB] for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date August 12, 2002	/S/RANDOLPH F. WILLIAMS Randolph F. Williams, President (Principal Executive Officer)
Date August 12, 2002	/S/MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Registrant's Articles of Incorporation, filed on September 21, 1994, as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Registrant's Bylaws, as amended and restated, filed as Exhibit 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
11	Statement re computation of per share earnings

NEXT PAGE