Form 10QSB
period 2002-09-30
LSB FINANCIAL CORP
filed 2002-11-14
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT NOVEMBER 7, 2002
Common stock, par value $.01 per share	1,379,167

       Transitional Small Business Disclosure Format: YES [  ] NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

NEXT PAGE

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	September 30,	December 31,
	2002 (unaudited)	2001
Assets:
Cash and due from banks	$2,411	$2,478
Short-term investments	13,144	12,314
Available-for-sale securities	12,355	10,733
Loans held for sale	2,217	4,074
Portfolio loans	271,000	239,597
Less: Allowance for loan losses	(1,701)	(1,432)
Net portfolio loans	269,299	238,165

Premises and equipment, net	7,020	7,095
FHLB stock, at cost	3,717	3,525
Accrued interest receivable and other assets	3,160	2,579
Total assets	$313,323	$280,963

Liabilities and Shareholders' Equity:

Liabilities:
Deposits	$211,993	$195,952
Advances from FHLB	74,345	60,345
Accrued interest payable and other liabilities	1,731	1,278
Total liabilities	288,069	257,575

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	8,356	8,279
Retained earnings	17,051	15,422
Unearned ESOP shares	(234)	(282)
Unamortized cost of recognition and retention plan	(117)	(138)
Accumulated other comprehensive income	184	93
Total shareholders' equity	25,254	23,388
Total liabilities and shareholders' equity	$313,323	$280,963

Book value per share	$18.84	$17.26

     See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Interest Income
Loans, including related fees	$4,889	$5,050	$14,327	$15,433
Available-for-sale securities	149	218	490	691
FHLB stock	57	64	164	202
Total interest income	5,095	5,332	14,981	16,326

Interest Expense
Deposits	1,455	2,245	4,645	6,870
Borrowings	1,007	1,030	2,865	3,132
Total interest expense	2,462	3,275	7,510	10,002

Net interest income	2,633	2,057	7,471	6,324
Provision for loan losses	225	36	375	108
Net interest income after provision for loan losses	2,408	2,021	7,096	6,216

Non-interest Income
Service charges and fees	193	190	542	590
Net gain on mortgage loans originated for sale	103	172	530	361
Gain on sale of securities	0	0	0	0
Other	100	124	417	378
Total non-interest income	396	486	1,489	1,329

Non-interest Expense
Salaries and benefits	969	888	2,988	2,707
Occupancy and equipment, net	268	209	791	622
Computer service	86	62	246	221
Advertising	103	100	302	280
Other	287	343	928	1,131
Total non-interest expense	1,713	1,602	5,255	4,961

Income before income taxes	1,091	905	3,330	2,584
Less: income taxes	442	343	1,256	957
Net income	$649	$562	$2,074	$1,627

Total Comprehensive Income	$691	$608	$2,165	$1,149

Earnings per share (Note 3)	$0.48	$0.42	$1.55	$1.22
Diluted Earnings per Share	$0.47	$0.41	$1.50	$1.20

     See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares
Balance at January 1, 2001	$14	$8,379	$13,790	($348)
Exercise of stock options		8
ESOP shares earned		59		50
Grant of RRP shares		146
Forfeiture of RRP shares		(70)
RRP expense
Treasury stock acquired and retired		(59)
Dividends paid			(403)
Comprehensive income
Net income			1,627
Change in unrealized gain/(loss)
Total comprehensive income

Balance at September 30, 2001	$14	$8,463	$15,014	($298)

Balance at January 1, 2002	$14	$8,279	$15,422	($282)
Exercise of stock options		22
ESOP shares earned		93		48
RRP expense
Treasury stock acquired and retired		(38)
Dividends paid			(445)
Comprehensive income
Net income			2,074
Change in unrealized gain/(loss)
Total comprehensive income

Balance at September 30, 2002	$14	$8,356	$17,051	(234)

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	For the nine months ended September 30,
	2002	2001
Cash Flows from Operating Activities
Net Income	$2,074	$1,627
Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	394	270
Net amortization/(accretion) on securities	77	9
Gain on sale of securities	0	0
Gain on sale of loans	(530)	(361)
Loans originated for sale, net of sales proceeds	2,387	(2,350)
Provision for loan losses	375	108
Employee stock ownership plan shares earned	141	109
Change in assets and liabilities
Accrued interest receivable and other assets	(619)	61
Accrued interest payable and other liabilities	453	678
Net cash provided by operating activities	4,752	151

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,885)	(3,361)
Proceeds from paydowns and maturities of available-for-sale securities	2,306	3,908
Sales of available-for-sale securities	30	0
Purchase of Federal Home Loan Bank stock	(192)	0
Loans made to customers net of payments received	(31,509)	2,243
Property and equipment expenditures	(319)	(948)
Net cash (used in) provided by investing activities	(33,569)	1,842

Cash Flows from Financing Activities
Net change in deposits	16,041	9,089
Proceeds from Federal Home Loan Bank advances	20,500	3,500
Payments on Federal Home Loan Bank advances	(6,500)	(6,500)
Treasury Stock Purchased	(38)	(59)
Dividends paid	(445)	(403)
Stock options exercised	22	8
Net cash provided by financing activities	29,580	5,635

Net change in cash and equivalents	763	7,628
Cash and equivalents at January 1	14,792	9,143

Cash and equivalents at September 30	$15,555	$16,771

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles, generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.

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

	Quarter ended September 30,		Year-to-Date Ended September 30,
	2002	2001	2002	2001
Weighted average shares outstanding (excluding unearned ESOP shares)	1,339,331	1,336,842	1,336,499	1,335,422
Shares used to compute diluted earnings per share	1,384,120	1,366,448	1,378,702	1,361,128
Earnings per share	$0.48	$0.42	$1.55	$1.22
Diluted earnings per share	$0.47	$0.41	$1.50	$1.20

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

New accounting standards require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after September 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible asserts with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Unidentifiable intangible assets from financial institution branch business combinations is reclassified to goodwill as of January 1, 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of these standards had no effect on the Company's financial statements.

NEXT PAGE

Item 2.       MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

             All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

Comparison of Financial Condition at September 30, 2002 and December 31, 2001.

            Our total assets increased $32.4 million during the nine months from December 31, 2001 to September 30, 2002. This increase was primarily due to a $29.3 million increase in total net loans. Management attributes the increases primarily to the large volume of refinancing resulting from the continuing low interest rate environment. Available for sale securities and short term investments increased $2.5 million as excess funding was invested in interest earning securities until it was able to be invested in higher yielding loan products. The increase in assets was funded by a $16.0 million increase in deposits and a $14.0 million increase in Federal Home Loan Bank advances. Management attributes the growth of deposits to its ongoing marketing efforts and to the appeal of the safety of bank deposits to investors with funds in more volatile non-deposit investment products, and to the use of brokered deposit products and public funds which are used to provide funding when the cost of gathering deposits from our market area becomes unacceptably high. Shareholders' equity increased from $23.4 million at December 31, 2001 to $25.3 million at September 30, 2002, an increase of $1.9 million due primarily to net income, offset in part by the payment of a cash dividend.

            Non-performing loans increased from $2.7 million at December 31, 2001 to $2.9 million at September 30, 2002. The non-performing loans at September 30, 2002 were comprised of non-accruing loans of $2.0 million of loans on residential real estate, $431,000 in loans on land or commercial property, $116,000 in commercial business loans, and $93,000 in consumer loans and $220,000 in foreclosed assets. At September 30, 2002, our allowance for loan losses equaled 0.62% of total loans compared to 0.59% at December 31, 2001, and 59.8% of non-performing assets at September 30, 2002 compared to 52.3% at December 31, 2001. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgements of information available at the time of their examination.

NEXT PAGE

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 2002 and September 30, 2001.

            General.   Net income for the nine months ended September 30, 2002 was $2.1 million, an increase of $447,000 or 27.47%, over the nine months ended September 30, 2001. This increase was primarily due to a $1.1 million increase in net interest income driven by better margins and a $169,000 increase in the gain on sale of loans due to the increased originations and refinancings of fixed rate mortgage loans and the sale of such loans on the secondary market. This increase was partially offset by a $294,000 increase in noninterest expenses due largely to salaries and benefits associated with the staffing of the bank's new branch office which opened in May, 2001, a $267,000 increase in the provision for loan losses based on an analysis of risk factors in the loan portfolio, and a $299,000 increase in taxes on income.

            Net Interest Income.   Net interest income for the nine months ended September 30, 2002 increased $1.1 million, or 18.14%, over the same period in 2001. Net interest income for the third quarter of 2002 increased $576,000, or 28.00%, compared to the same period in 2001. These increases were primarily due to lower interest rates paid on interest bearing liabilities. While average interest-earning assets increased from $276.1 million for the first nine months of 2001 to $285.1 million for the first nine months of 2002, our net interest margin (net interest income divided by average interest-earning assets) increased from 3.05% for the nine months ended September 30, 2001 to 3.49% for the nine months ended September 30, 2002. Similarly while average interest-earning assets increased from $275.9 million for the third quarter of 2001 to $295.0 million for the third quarter of 2002, our net interest margin increased from 2.98% to 3.57% over the same period. The increase in net interest margin is primarily the result of the rapid decline in short term market interest rates in the second half of 2001 which decreased the average rate paid on deposits from 5.05% for the nine months ended September 30, 2001 to 3.69% for the nine months ended September 30, 2002.

            Interest income on loans decreased $1.1 million or 7.17% for the nine months ended September 30, 2002 compared to the same nine months in 2001. This decrease was the result of a decrease in the average yield on loans from 8.29% for the first nine months of 2001 to 7.44% for the first nine months of 2002, due to lower interest rates in the economy, partially offset by an $8.5 million increase in average loans outstanding. The increase in the loan portfolio was due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages. While we typically sell the majority of our fixed rate one-to-four family mortgage loans in the secondary market, the low interest rates spurred activity in all lending segments. Interest income on loans decreased $161,000 for the third quarter of 2002 compared to the third quarter of 2001 due primarily to the reasons noted above. Going forward, in order to ensure continued loan portfolio growth, we intend to begin limiting sales of fixed rate loans as the demand for mortgage loan refinancing declines. Our interest rate risk sensitivity is currently well below board limits and peer levels, but we intend to monitor this risk carefully.

            Interest earned on other investments and Federal Home Loan Bank stock decreased by $239,000 for the nine months ended September 30, 2002 compared to the same period in 2001. This was the result of a decrease in the average yield on the average balance of other investments and

NEXT PAGE

Federal Home Loan Bank stock from 4.28% for the first nine months of 2001 to 3.07% over the same period in 2002, offset by an increase in average balances of $543,000. The yield decrease was generally due to the temporary increase in lower yielding short-term investments as the increase in deposits and the funds received from the sale of fixed rate loans is held in short term investments until they can be reinvested in longer term loans or investments. Interest income on other investments and Federal Home Loan Bank stock decreased $76,000 for the third quarter of 2002 compared to the third quarter of 2001 due to a decrease in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 3.89% for the third quarter of 2001 to 3.02% over the same period in 2002, and by a decrease in average balances of $1.7 million

            Interest expense for the nine months ended September 30, 2002 decreased $2.5 million, or 24.92%, over the same period in 2001. This decrease was due to a decrease in the average rate paid on interest bearing liabilities from 5.05% for the first nine months of 2001 to 3.69% for the first nine months of 2002 and to a $7.3 million increase in average interest-bearing liabilities consisting of a $9.0 million increase in lower rate deposits compared to a $1.7 million decrease in the average balance in higher rate, longer term Federal Home Loan Bank advances. Interest expense decreased $813,000 for the third quarter of 2002 over the same period in 2001 primarily due to a decrease in the average rate paid on average interest-bearing liabilities from 4.96% for the three month period in 2001 to 3.51% for the same period in 2002, offset by a $16.0 million increase in average interest-bearing liabilities for same period.

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

            More specifically, our analysis of the loan portfolio will begin at the time the loan is originated, when each loan is assigned a risk rating. If the loan is a commercial credit, the borrower will also be assigned a similar rating. Loans that continue to perform as agreed will be included in one of ten non-classified loan categories. Portions of the allowance are allocated to loan portfolios in the various risk grades, based upon a variety of factors including, historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. Loans no longer performing as agreed are assigned a lower risk rating, eventually resulting in their being regarded as classified loans. A collateral re-evaluation is completed on all classified loans. This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. These components are added together and compared to the balance of our allowance at the evaluation date.

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

            The provision for loan losses for the nine months ended September 30, 2002 was $375,000 compared to $108,000 for the same period in 2001. The increase in the provision in 2002 was based on our analysis of our loan portfolios and was primarily due to the higher level of loans categorized as special mention at September 30, 2002 compared to September 30, 2001 which, while still performing as agreed, exhibit weaknesses related to the continuing slow economy, as well as to the overall growth of our loan portfolios, particularly our commercial real estate loan portfolio. Nonperforming loans decreased from $3.2 million on September 30, 2001 to $2.9 million on September 30, 2002.

            Non-Interest Income. Non-interest income for the nine months ended September 30, 2002 increased by $160,000, or 12.04%, compared to the same period in 2001. This was primarily due to a $169,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales. Non-interest income for the third quarter of 2002 decreased by $90,000 over the same period in 2001, due primarily to a $69,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from decreased sales.

            Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2002 increased $294,000 over the same period in 2001, due primarily to a $281,000 increase in salaries and benefits and a $169,000 increase in occupancy expenses, relating to the opening of our fifth office in May 2001. These increases were offset in part by a $203,000 decrease in other expenses resulting from management's success in instituting cost savings initiatives in an effort to improve the bank's efficiency ratio, including bringing additional internal audit functions in-house, increased collection efforts, settlement of stale-dated checks and duplicate checks, and centralized purchasing and tracking of office supplies, among others. Non-interest expense for the third quarter of 2002 increased by $111,000 over the same period in 2001, due largely to the matters mentioned above.

            Income Tax Expense.  Our income tax provision increased by $299,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 and by $99,000 for the third quarter of 2002 compared to the same period in 2001 primarily due to the increase in income before income taxes, somewhat offset by the effect of apportionment on state tax.

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

NEXT PAGE

with the Federal Home Loan Bank of Indianapolis. Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

            Our current internal policy for liquidity, defined as cash and salable investment securities with terms up to five years divided by deposits and Federal Home Loan Bank advances with a remaining maturity of one year or less, is for minimum liquidity of 6.0% of total assets. Our liquidity ratios at December 31, 2001 and September 30, 2002 were 10.33% and 10.27%, respectively compared to a regulatory liquidity base, and 6.71% and 7.39% compared to total assets.

            We anticipate that we will have sufficient funds available to meet current funding commitments. At September 30, 2002, we had outstanding commitments to originate loans and available lines of credit totaling $55.4 million and commitments to provide funds to complete current construction projects in the amount of $5.1 million. Certificates of deposit which will mature in one year or less at September 30, 2002 totaled $90.2 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. We also have $22.2 million of Federal Home Loan Bank advances maturing in the next twelve months.

            Capital Resources.  Shareholders' equity totaled $25.3 million at September 30, 2002 compared to $23.4 million at December 31, 2001, an increase of $1.9 million or 7.98%, due to net income of $2.1 million, offset by $445,000 of cash dividends paid to shareholders.

            Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2001 and September 30, 2002, Lafayette Savings Bank was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2001 and September 30, 2002 are presented below:

NEXT PAGE

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2001
Total Capital (to risk-weighted assets)	$22,789	11.71%	$16,249	8.00%	$20,311	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	22,357	11.01%	8,125	4.00%	12,187	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	22,357	7.95%	8,436	3.00%	14,060	5.00%
Tangible Capital (to adjusted assets)	22,357	7.95%	4,218	1.50%	N/A	N/A

As of September 30, 2002
Total Capital (to risk-weighted assets)	$25,930	11.78%	$17,627	8.00%	$22,034	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	24,256	11.01%	8,814	4.00%	13,220	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	24,256	7.75%	9,389	3.00%	15,657	5.00%
Tangible Capital (to adjusted assets)	24,256	7.75%	4,697	1.50%	N/A	N/A

Disclosure regarding Forward-Looking Statements

            This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below and elsewhere

NEXT PAGE

in this document, as well as other factors discussed under the caption "Management's Discussion of Recent Operating Results" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

NEXT PAGE

Item 3.  CONTROLS AND PROCEDURES.

            (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b)  Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

LSB FINANCIAL CORP. (Registrant)
Date	November 14, 2002	/S/ RANDOLPH F. WILLIAMS
Randolph F. Williams, President (Principal Executive Officer)
Date	November 14, 2002	/S/ MARY JO DAVID
Mary Jo David, Treasurer [Principal Financial and Accounting Officer)

NEXT PAGE

CERTIFICATION

            I, Randolph F. Williams, principal executive officer, certify that:

            1.    I have reviewed this quarterly report on Form 10-QSB of LSB Financial Corp. (the "Registrant");

            2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

            3.   Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

            4.   The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report os being prepared;

b)   evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)   Any fraud, whether of not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

NEXT PAGE

            6.   The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Randolph F. Williams Randolph F. Williams Principal Executive Officer

NEXT PAGE

CERTIFICATION

            I, Mary Jo David, principal financial officer, certify that:

            1.    I have reviewed this quarterly report on Form 10-QSB of LSB Financial Corp. (the "Registrant");

            2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

            3.   Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

            4.   The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report os being prepared;

b)   evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)   Any fraud, whether of not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

NEXT PAGE

            6.   The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Mary Jo David Mary Jo David Principal Financial Officer

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Registrant's Articles of Incorporation, filed on September 21, 1994, as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Registrant's Bylaws, as amended and restated, filed as Exhibit 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
11	Statement re computation of per share earnings
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEXT PAGE