Form 10KSB
period 2002-12-31
LSB FINANCIAL CORP
filed 2003-03-31
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

       The issuer had $22.2 million in revenues for the year ended December 31, 2002.

       As of February 28, 2003, there were issued and outstanding 1,364,817 shares of the issuer's common stock. The aggregate market value of the common stock held by non-affiliates of the issuer, computed by reference to the closing price of such stock as of February 28, 2003, was approximately $24.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

       PART II of Form 10-KSB-2002 Annual Report to Stockholders.
       PART III of Form 10-KSB--Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003.

Transitional Small Business Disclosure Format: YES      NO

NEXT PAGE

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

       This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-QSB and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders attached to this Form 10-KSB as Exhibit 13 and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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
  financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;
  the timely development of and acceptance of new products and services of Lafayette Savings and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute competitors' products and services for our products and services;
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);
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

       We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one-to four-family residences, and to a lesser extent, non-owner occupied one-to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices. At December 31, 2002, we had total assets of $319.1 million, deposits of $221.6 million and shareholders' equity of $25.5 million.

       Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

       Our executive offices are located at 101 Main Street, Lafayette, Indiana 47902. Our telephone number at that address is (765) 742-1064.

Market Area

       Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. In addition to the jobs provided by these two major employers, Greater Lafayette has a strong manufacturing sector as well as many high tech industries attracted to the area by the presence of Purdue University. The Greater Lafayette area consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate in Lafayette in December 2002 was 3.5% compared to 4.7% for the State of Indiana and 5.7% nationally. This having been said, the general weakening of the economy has had an effect on this area as well as the rest of the country. Greater Lafayette lost an estimated 600 manufacturing jobs in 2002 and a comparable number in 2001. In addition, several hundred people have been temporarily laid off and there have been several small plant closings, as well as the loss of a K-Mart and a major department store. Somewhat offsetting these losses have been gains

NEXT PAGE

in the high tech sector, as Purdue University continues work on a $2.2 million expansion of its industrial park.

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

       Our loan officers and certain executive officers in combination with a senior loan officer have approval authority on loans up to $500,000 based on the borrower's aggregate indebtedness and debt services coverage. Our officers' loan committee has approval authority on loans up to $1.5 million, also qualified by the borrower's aggregate indebtedness and debt services coverage. The board of director's loan committee approves all loans where aggregate debt is over $1.5 million or where debt coverage is below certain minimum thresholds.

       At December 31, 2002, the maximum amount we could have loaned to any one borrower and the borrower's related entities was $4.0 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2002, totaled $3.7 million, consisting of multiple loans to a single borrower secured by commercial properties and land and a single family residence. The second largest lending relationship to a single borrower or a group of related borrowers totaled $3.6 million, consisting of a loan and a letter of credit on a residential development, multiple loans secured by multi-family rental properties, a line of credit to fund rental properties and a single family residence. The third largest lending relationship to a single borrower or a group of related borrowers totaled $3.5 million, consisting of multiple loans secured by multi-family rental properties and a single family residence. All of these loans were performing in accordance with their terms at December 31, 2002. At December 31, 2002, we had 24 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million. Of these, four individual loans were 30 to 89 days past due.

NEXT PAGE

       Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	1998		1999		2000		2001		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans
One-to four-family	$113,231	55.08%	$128,718	56.36%	$142,249	55.75%	$131,472	52.68%	144,086	50.54%
Multi-family	25,530	12.42	28,870	12.64	28,032	10.99	29,036	11.63	35,381	12.41
Commercial	26,342	12.82	31,010	13.58	35,337	13.85	35,754	14.32	46,295	16.24
Land and land development	6,174	3.00	6,654	2.91	7,980	3.13	8,856	3.55	11,064	3.88
Construction	12,220	5.95	13,038	5.71	18,047	7.07	18,698	7.49	18,188	6.38
Total Real Estate Loans	183,497	89.27	208,290	91.20	231,645	90.79	223,816	89.69	255,014	89.45

Other Loans
Consumer loans:
Home equity	10,572	5.14	11,685	5.12	12,134	4.76	12,478	5.00	14,716	5.16
Home improvement	301	0.15	282	0.12	122	0.05	119	0.05	221	0.08
Automobile	1,639	0.80	2,325	1.02	3,355	1.31	3,012	1.21	2,234	0.79
Deposit account	66	0.03	123	0.05	443	0.17	87	0.03	111	0.04
Other	1,848	0.90	1,718	0.75	1,915	0.75	1,983	0.79	1,636	0.57
Total consumer loans	14,426	7.02	16,133	7.06	17,969	7.04	17,679	7.08	18,918	6.64
Commercial business loans	7,627	3.71	3,974	1.74	5,531	2.17	8,049	3.22	11,147	3.91
Total other loans	22,053	10.73	20,107	8.80	23,500	9.21	25,728	10.31	30,065	10.55
Total loans	205,550	100.00%	228,397	100.00%	255,145	100.00%	249,544	100.00%	285,079	100.00%

Less:
Loans in process	4,401		3,927		5,704		5,683		4,914
Deferred fees and discounts	225		214		157		190		272
Allowance for losses	1,578		894		1,028		1,432		1,996
Total loans receivable, net	$199,346		$223,362		$248,256		$242,311		$277,897

NEXT PAGE

       The following table shows the composition of our loan portfolio, including loans held for sale, by fixed- and adjustable-rate at the dates indicated. The one-to four-family fixed-rate loans include $9.7 million, $7.0 million and $2.2 million of loans at December 31, 2000, 2001 and 2002, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	December 31,
	1998		1999		2000		2001		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One-to four-family	$ 50,480	24.57%	$ 43,870	19.20%	$ 39,220	15.37%	38,422	15.40%	$45,200	15.85%
Multi-family	434	0.21	66	0.03	2,237	0.88	2,740	1.10	1,658	0.58
Commercial	1,179	0.57	1,345	0.59	1,701	0.67	2,248	0.90	7,913	2.78
Construction	2,427	1.18	2,776	1.22	2,824	1.11	2,344	0.94	4,444	1.56
Land and land development	1,629	0.79	3,765	1.65	6,452	2.52	4,471	1.79	4,478	1.57
Total Real Estate Loans	56,149	27.32	51,822	22.69	52,434	20.55	50,225	20.13	63,693	22.34
Consumer	3,152	1.53	3,492	1.53	4,586	1.80	3,906	1.56	2,915	1.02
Commercial business	5,567	2.71	2,418	1.06	2,488	0.97	4,890	1.96	6,910	2.43
Total fixed-rate loans	64,868	31.56	57,732	25.28	59,508	23.32	59,021	23.65	73,518	25.79

Adjustable-Rate Loans:
Real estate:
One-to four-family	62,751	30.53	84,848	37.14	103,029	40.38	93,050	37.27	98,886	34.69
Multi-family	25,096	12.21	28,804	12.61	25,795	10.11	26,296	10.54	33,723	11.83
Commercial	25,163	12.24	29,665	12.99	33,636	13.18	33,506	13.42	38,382	13.46
Construction	9,793	4.76	3,878	1.70	5,156	2.02	6,512	2.61	6,620	2.32
Land and land development	4,545	2.21	9,273	4.06	11,595	4.55	14,227	5.70	13,710	4.81
Total Real Estate Loans	127,348	61.95	156,468	68.50	179,211	70.24	173,591	69.56	191,321	67.11
Consumer	11,274	5.49	12,641	5.54	13,383	5.25	13,773	5.52	16,003	5.61
Commercial business	2,060	1.00	1,556	0.68	3,043	1.19	3,159	1.27	4,237	1.49
Total adjustable-rate loans	140,682	68.44	170,665	74.72	195,637	76.68	190,523	76.35	211,561	74.21
Total loans	205,550	100.00%	228,397	100.00%	255,145	100.00%	249,544	100.00%	285,079	100.00%

Less:
Loans in process	4,401		3,927		5,704		5,683		4,914
Deferred fees and discounts	225		214		157		190		272
Allowance for losses	1,578		894		1,028		1,432		1,996
Total loans receivable, net	$199,346		$223,362		$248,256		$242,239		$277,897

NEXT PAGE

       The following schedule illustrates the maturities of our loan portfolio at December 31, 2002. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During Years Ending December 31,
2003	$17,240	6.07%	$10,145	7.64%	$2,139	7.46%	$ 7,726	7.52%	$ 37,250	6.53%
2004 to 2007	5,569	7.27	3,666	6.35	16,666	6.58	2,591	8.15	28,481	6.83
2008 and following	202,953	6.91	15,441	6.84	113	7.98	830	8.45	219,338	6.91
TOTAL	$225,762	6.86%	$29,252	7.06%	$18,918	6.69%	$11,147	7.74%	$285,079	6.90%

_____________________

(1) Includes one-to four-family, multi-family and commercial real estate loans.

NEXT PAGE

       The total amount of loans due to mature after December 31, 2003 which have fixed interest rates is $57.7 million, and which have adjustable or renegotiable interest rates is $190.1 million.

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

       Our one-to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the adjustable rate loans originated by us are subject to adjustment at one, three or five year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one, three or five year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed-rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. At December 31, 2002, the total balance of one-to four- family adjustable rate mortgage loans was $98.9 million, or 34.7% of our gross loan portfolio. We generally retain adjustable rate loans in our portfolio pursuant to the asset/liability management strategy. Five-year adjustable rate mortgage loans represented $8.3 million, and one-year and three year adjustable rate mortgage loans represented $90.6 million of our total adjustable rate mortgage loans at December 31, 2002.

       We offer fixed-rate mortgage loans to owner occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed-rate loans with terms over 15 years. Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value. At December 31, 2002, we had $8.1 million in loans held for sale. All of these loans were subsequently sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management; Market Risk Analysis" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report. Interest rates charged on these fixed-rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

       We also offer 30 year, fixed-rate mortgage loans which, after five or seven years convert to our standard one-year adjustable rate mortgage for the remainder of the term.

NEXT PAGE

       We had $79.3 million in nonowner-occupied one-to four-family residential loans at December 31, 2002. These loans are underwritten using the same criteria as owner-occupied, one-to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed-rate, adjustable-rate and convertible rate loans, with terms of up to 30 years.

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

NEXT PAGE

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

Construction, Land and Land Development Lending

       We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one-to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2002, substantially all of these loans were secured by property located within our primary market area.

       Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed-rate loans, with interest rates higher than those that we offer on one-to four-family loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2002, we had $6.4 million of construction loans to borrowers intending to live in the properties upon completion of construction.

       Construction loans to builders of one-to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed-rate for the loan term. We limit builders to one home construction loan at a time but would consider requests for more than one if the homes are presold. At December 31, 2002, we had $6.9 million of construction loans to builders of one-to four-family residences.

       We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase. At December 31, 2002, we had $4.9 million of loans to finance the construction of multi-family dwellings and commercial projects.

       We also make loans to builders for the purpose of developing one-to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to our base rate which is determined by a rate survey of a cross section of local banks. The maximum loan to value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 2002, we had $7.0 million of development loans to builders. We also make land acquisition loans. At December 31, 2002, we had $4.1 in loans secured by land.

       Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers. The application process includes a submission to us of accurate plans, specifications and costs of the project to be

NEXT PAGE

constructed/developed which are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, which is the land plus the building.

       At December 31, 2002, our largest construction and development loan was a construction loan for a commercial building for $2.2 million. We had four non-performing construction and development loans totaling $729,000 at December 31, 2002.

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

Consumer Lending

       We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $14.7 million or 5.16% of the total loan portfolio at December 31, 2002. We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 100% of the appraised value of the property, with a five year term and minimum monthly payment requirement of interest only. At December 31, 2002, we had $15.8 million of unused credit available under our home equity line of credit program.

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

NEXT PAGE

Commercial Business Lending

       Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2002, we had $2.7 million of unsecured loans and lines of credit outstanding (with $2.2 million of unused credit available) and $8.5 million of loans and lines of credit (with $2.8 million of unused credit available) secured by small business equipment and vehicles.

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

Loan Originations, Purchases and Sales

       Real estate loans are originated by our staff of salaried loan officers and our residential mortgage loan originators who receive applications from existing customers, walk-in customers, and referrals from realtors. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by the interest rate environment. Currently, the majority of conforming fixed-rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market. Based on interest rate risk considerations, we occasionally will keep fixed rate residential mortgage loans in our portfolio to generate income and to be available for substitution in the event a loan committed for sale fails to close as expected. These loans are sold either to Freddie Mac while we retain the servicing rights, or to a third party with servicing released. These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of our asset/liability management program.

       When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise service the loans. We receive a servicing fee for performing these services. We service mortgage loans for others totaling $103.0 million at December 31, 2002.

NEXT PAGE

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

       The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One-to four-family fixed rate loans include $3.4 million, $2.4 million and $970,000 of loans originated during 2000, 2001 and 2002, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2000	2001	2002
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one-to four-family	$22,681	$18,444	$37,435
- multi-family	2,595	12,223	10,163
- commercial	3,605	12,910	11,764
- construction, land and land development	14,019	18,588	17,356
Non-real estate - consumer	1,867	2,678	6,814
- commercial business	1,259	2,179	785
Total adjustable-rate	46,026	67,022	84,317
Fixed-rate:
Real estate - one-to four-family	20,970	63,267	73,097
- multi-family	373	146	2,244
- commercial	831	2,275	9,149
- construction, land and land development	9,928	6,398	13,058
Non-real estate - consumer	4,174	2,835	1,563
- commercial business	2,016	4,929	5,206
Total fixed-rate	38,292	78,915	104,317
Total loans originated	84,318	146,872	188,634

Purchases:
Total loans purchased	---	---	3,624
Total mortgage-backed securities purchased	992	---	---
Total purchases	992	---	3,624

Sales and Repayments:
Real estate - one-to four-family	13,501	49,988	55,086
- multi-family	422	---	1,548
Total loans sold	13,923	48,988	56,634
Principal repayments	45,480	104,242	96,292
Total loans sold and repayments	59,403	153,230	152,926
Mortgage-backed securities:
Principal repayments	528	597	880
Increase (decrease) in other items, net	---	343	(122)
Net increase (decrease)	$25,379	$(6,614)	$34,706

NEXT PAGE

Asset Quality

       When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts seven or more days delinquent. If the delinquency is not cured by the 15th day, the borrower will be assessed a late charge. Additional written and oral contacts may be made with the borrower between 20 and 30 days after the due date. If the delinquency continues for a period of 60 days, we usually send a default letter to the borrower and, after 90 days, institute appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and we may purchase it. Delinquent consumer loans are handled in a similar manner. Our procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws. As demonstrated in the tables below, our levels of delinquent loans increased during 2001 and 2002 due to the slowdown of the economy as mentioned above.

       Delinquent Loans.The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One-to four-family	11	$ 898	0.62%	22	$2,117	1.47%	33	$3,015	2.09%
Multi-family	-	-	-	1	137	0.39	1	137	0.39
Commercial	2	1,831	3.96	2	275	0.59	4	2,106	4.55
Construction and land development	2	1,060	3.62	1	236	0.81	3	1,296	4.43
Consumer	6	84	0.44	11	313	1.65	17	397	2.10
Commercial Business	-	-	-	8	232	2.08	8	232	2.08
Total	21	$3,873	1.36%	45	$3,310	1.16%	66	$ 7,183	2.52%

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

NEXT PAGE

	December 31,
	1998	1999	2000	2001	2002
	(Dollars in Thousands)

Non-accruing loans:
One-to four-family	$ 494	$ 528	$ 362	$1,828	$2,417
Multifamily	---	---	---	186	137
Commercial real estate	---	191	179	172	173
Construction and land development	---	---	404	468	258
Consumer	23	59	31	85	93
Commercial business	813	---	---	---	232
Total	1,330	778	976	2,739	3,310

Restructured loans:
Commercial business	1,400	---	---	---	---

Foreclosed assets:
One-to four-family	---	215	5	25	79
Construction or development	---	---	---	---	163
Consumer	---	---	3	---	37
Total	---	215	8	25	279

Total non-performing assets	$2,730	$ 993	$ 984	$2,764	$3,589
Total as a percentage of total assets	1.17%	0.39%	0.35%	0.98%	1.12%

Total assets	$232,811	$257,139	$282,225	$280,963	$319,096

       For the year ended December 31, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $253,000, none of which was included in interest income.

       In 1998, the non-accruing and restructured commercial business loans consisted almost entirely of small equipment lease loans to the Bennett Funding Group. In 1997, we restructured $1.5 million of the $2.4 million of Bennett Funding Group loans and recorded a $135,000 loss. We earned 1.0% on the restructured amount until December 1999 when the restructured portion of the loans was paid in full. We recorded a $184,000 loss on the remaining $855,000 in 1997 and $671,000 loss in 1999, although the $855,000 is still in litigation. In 2000, we received a payment of $99,000 from the Bennett Funding trustee in bankruptcy. This payment represented proceeds from collateral liquidation and collection on one problem lease. Management does not anticipate significant future payments.

       Classified Assets.Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets

NEXT PAGE

classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

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

       In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2002, we had classified $2.2 million of our loans as substandard, $1.9 million as doubtful and none as loss. At December 31, 2002, we had designated $4.5 million in loans as special mention.

       Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption "Non-Performing Assets", as of December 31, 2002, there was also an aggregate of $3.7 million in net book value of loans with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in these other loans of concern is (i) one loan to a single borrower secured by a commercial property with multiple tenants, with an outstanding balance of $1.5 million, where management has concerns about the cash flow of the borrower, (ii) two commercial business loans to a single borrower secured by equipment, inventory, accounts receivable and various other collateral, with an outstanding balance of $1.3 million, where management has concerns about the cash flow of the borrower, (iii) three loans to a single borrower secured by multi-family rental properties, with an outstanding balance of $499,000, where the borrower is in the process of selling the properties and management has concerns about the cash flow of the borrower and (iv) four loans to a single borrower secured by one to four-family, and multi-family rental properties, with an outstanding balance of $348,000, where management has concerns about the cash flow of the borrower.

       Allowance for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes consideration of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, delinquencies, and other factors. We also consider the loss experience of similar portfolios in comparable lending

NEXT PAGE

markets as well as using the services of a consultant to assist in the evaluation of our growing commercial loan portfolio. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

       Our analysis of the loan portfolio begins by assigning each new loan a risk rating at the time the loan is originated, corresponding to one of ten risk categories. If the loan is a commercial credit, the borrower will also be assigned a rating. Adjustments are made to these ratings on a quarterly basis, based on the performance of the individual loan. Loans no longer performing as agreed are assigned a lower risk rating, eventually resulting in their being regarded as classified loans. A collateral re-evaluation form is completed on all classified loans, identifying expected losses, generally based on an analysis of the collateral securing those loans. A portion of the loan loss reserve is allocated to the classified loans in the amount identified as at risk.

       Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk. These categories include loans on: one-to four-family owner occupied properties, one- to four-family non-owner occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, second mortgages and home equity loans, unsecured commercial business loans, secured commercial business loans, and consumer loans. Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, and economic trends affecting our market.Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses."

NEXT PAGE

       The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December
	1998	1999	2000	2001	2002
	(Dollars in Thousands)

Balance at beginning of period	$1,478	$1,578	$ 894	$1,028	$1,432

Charge-offs:
One-to four-family	---	39	---	27	15
Construction or development	---	---	---	---	75
Consumer	4	7	15	16	56
Commercial business	---	758	---	---	---
Total Charge-offs	4	804	15	43	146
Recoveries:
One-to four-family	---	---	---	---	3
Consumer	---	---	5	3	7
Total recoveries	---	---	5	3	10

Net charge-offs	4	804	10	40	136
Additions charged to operations	104	120	144	444	700
Balance at end of period	$1,578	$ 894	$1,028	$1,432	$1,996

Net charge-offs to average loans outstanding	---%	0.37%	---%	0.02%	0.05%

Allowance for loan losses to non-performing assets	57.8%	90.03%	104.48%	51.83%	60.31%

Allowance for loan losses to net loans at end of period	0.79%	0.40%	0.41%	0.59%	0.72%

NEXT PAGE

       The allocation of our allowance for losses on loans at the dates indicated is summarized as follows:

	1998			1999			2000
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

Real estate:
One-to four-family	$ 197	$113,231	55.08%	$185	$128,718	56.36%	$ 246	$142,249	55.75%
Multi-family	130	25,530	12.42	146	28,870	12.64	142	28,032	10.99
Commercial real estate	162	26,342	12.82	158	31,010	13.58	207	35,337	13.85
Land and land development	61	6,174	3.00	50	6,654	2.91	78	7,980	3.13
Construction	18	12,220	5.95	26	13,038	5.71	36	18,047	7.07
Consumer	272	14,426	7.02	84	16,133	7.06	105	17,969	7.04
Commercial business	603	7,627	3.71	50	3,974	1.74	70	5,531	2.17
Unallocated	135	---	---	195	---	---	143	---	---
Total	$1,578	$205,550	100.00%	$894	$228,397	100.00%	$1,028	$255,145	100.00%

	2001			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

Real estate:
One-to four-family	$502	$131,472	52.69%	$698	$144,086	50.54%
Multi-family	166	29,036	11.64	180	35,381	12.41
Commercial real estate	187	35,754	14.33	325	46,295	16.24
Land and land development	201	8,856	3.55	362	11,064	3.88
Construction	33	18,698	7.49	33	18,188	6.38
Consumer	134	17,679	7.08	193	18,918	6.64
Commercial business	60	8,049	3.22	163	11,147	3.91
Unallocated	150	---	---	42	---	---
Total	$1,432	$249,544	100.00%	$1,995	$285,079	100.00%

NEXT PAGE

Investment Activities

       We must maintain minimum levels of securities that qualify as liquid assets under the Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2002 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 8.42%. Our level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

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

       The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2002, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by the U.S. Government and its agencies.

NEXT PAGE

	December 31,
	2000		2001		2002
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total

Debt securities:
Federal agency obligations	$ 1,494	12.38%	$ 2,618	22.17%	$ 4,860	34.73%
Municipal bonds	4,773	39.54	4,129	34.97	5,352	38.24
Corporate bonds	2,279	18.88	1,538	13.02	---	---
Subtotal	8,546	70.80	8,285	70.16	10,212	72.97

Other:
Federal Home Loan Bank stock	3,525	29.20	3,525	29.84	3,782	27.03
Total debt securities and Federal Home Loan Bank stock	$12,071	100.00%	$11,810	100.00%	$13,994	100.00%

Average remaining life of debt securities	2.62 years		2.04 years		1.52 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$ 7,912	100.00%	$ 12,314	100.00%	$14,357	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$ 990	32.51%	$ 802	32.77%	$ 613	39.12%
Freddie Mac certificates	2,054	67.49	1,646	67.24	954	60.88
Total mortgage-backed securities	$ 3,044	100.00%	$ 2,448	100.00%	$ 1,567	100.00%

NEXT PAGE

       The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2002. Expected maturities will differ from contractual maturities because issues have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2002, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2002
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities

	(Dollars in Thousands)

Federal agency obligations	$ 522	$4,338	$ ---	$ ---	$ 4,860
Municipal bonds	1,305	3,245	573	229	5,352
Corporate bonds	---	---	---	---	---
Fannie Mae certificates	---	614	---	---	614
Freddie Mac certificates	---	953	---	---	953
Total investment securities	$ 1,827	$ 9,150	$ 573	$ 229	$ 11,779

Weighted average yield	4.42%	4.87%	3.83%	6.00%	4.79%

Sources of Funds

       General. Our primary source of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

       Deposits. We offer a variety of deposit accounts. Our deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts. In addition, we periodically solicit broker-originated certificates of deposit when issues are available that meet our interest rate and liquidity needs. Brokered deposits at December 31, 2002 totaled $13.6 million.We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

NEXT PAGE

       The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2000	2001	2002
	(Dollars in Thousands)

Opening balance	$174,617	$ 189,700	$ 195,952
Deposits	869,695	1,121,628	1,219,366
Withdrawals	(861,234)	(1,122,550)	(1,198,505)
Interest credited	6,622	7,174	4,777

Ending balance	$189,700	$195,952	$221,590

Net increase (decrease)	$ 15,083	$ 6,252	$ 25,638

Percent increase (decrease)	8.64%	3.30%	13.08%

       The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.
	December 31,
	2000		2001		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transaction and Savings Deposits:
Noninterest-bearing	$ 8,345	4.40%	$ 10,233	5.22%	$ 16,265	7.34%
Savings accounts (1.00% at December 31, 2002)	14,875	7.84	16,449	8.39	18,258	8.24
NOW Accounts (0 - 0.50% at December 31, 2002)	22,792	12.01	25,560	13.04	27,807	12.55
Money Market Accounts (1.10 - 1.75% at
December 31, 2002)	8,292	4.37	10,096	5.15	11,255	5.08
Total Non-Certificates	54,304	28.62	62,388	31.81	73,585	33.21

Certificates:

0.00 - 1.99%	---	---	289	0.15	13,623	6.15
2.00 - 3.99%	279	0.15	46,939	23.95	81,571	36.81
4.00 - 5.99%	65,016	34.26	49,295	25.15	47,727	21.53
6.00 - 7.99%	70,101	36.94	37,091	18.92	5,084	2.29
8.00 - and greater	---	---	---	---	---	---
Total certificates	135,396	71.35	133,614	68.17	148,005	66.78
Accrued interest	61	0.03	41	0.02	37	0.01
Total deposits	$189,761	100.00%	195,993	100.00%	$221,627	100.00%

NEXT PAGE

       The following table shows rate and maturity information for our certificates of deposit as of December 31, 2002.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
(Dollars in Thousands) in quarter ending:	Certificate accounts maturing

March 31, 2003	$2,139	$ 29,433	$3,732	$3,243	$38,547	26.04%
June 30, 2003	5,687	11,205	2,454	1,106	20,452	13.82
September 30, 2003	2,669	8,697	3,802	530	15,698	10.61
December 31, 2003	3,128	7,192	3,068	85	13,473	9.10
March 31, 2004	---	3,177	2,677	---	5,854	3.96
June 30, 2004	---	2,522	1,497	1	4,020	2.72
September 30, 2004	---	3,166	669	---	3,835	2.59
December 31, 2004	---	1,773	795	---	2,568	1.73
March 31, 2005	---	2,554	2,988	---	5,542	3.74
June 30, 2005	---	419	3,770	10	4,199	2.84
September 30, 2005	---	1,702	221	100	2,023	1.37
December 31, 2005	---	3,828	50	---	3,878	2.62
Thereafter	--	5,903	22,004	9	27,916	18.86

Total	$13,623	$81,571	$47,727	$5,084	$148,005	100.00%

Percent of total	9.20%	55.11%	32.25%	3.44%	100.00%	100.00%

       The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2002:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$13,802	$14,014	$18,079	$41,675	$ 87,570

Certificates of deposit of $100,000 or more	18,341	5,259	9,035	18,115	50,750

Public funds	6,404	1,180	2,056	45	9,685

Total certificates of deposit	$38,547	$20,453	$29,170	$59,835	$148,005

NEXT PAGE

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

	Year Ended December 31,
	2000	2001	2002
	(In Thousands)

Maximum Balance:
Federal Home Loan Bank advances	$69,498	$69,498	$75,633
Other borrowings	118	81	41

Average Balance:
Federal Home Loan Bank advances	$63,502	$66,391	$68,140
Other borrowings	101	63	23

       The following table sets forth certain information as to our borrowings at the dates indicated.

	December 31,
	2000	2001	2002
	(Dollars in Thousands)

Federal Home Loan Bank advances	$69,498	$60,345	$70,473
Other borrowings	84	45	4

Total borrowings	$69,582	$60,390	$70,477

Weighted average interest rate of Federal Home Loan Bank advances	6.17%	6.02%	5.29%

Weighted average interest rate of other borrowings	5.50%	5.50%	5.50%

NEXT PAGE

Subsidiaries and Other Activities

       We own a service corporation, L.S.B. Service Corporation. In April 1994, we made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10 year commitment totaling $500,000. During 2002, L.S.B. Service Corporation received a $45,000 tax credit related to its investment in the project and recorded net income of $22,000. At December 31, 2002, our total investment in L.S.B. Service Corporation was $435,000.

       Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996. Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997. At December 31, 2002, our total investment in Lafayette Insurance and Investments, Inc. was $23,000. Lafayette Insurance and Investments, Inc. recognized a loss of $4,000 during 2002. During 2002, Lafayette Insurance and Investments, Inc. became inactive.

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

       There are 15 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market and mortgage loans in Tippecanoe County to both be approximately 11%.

Regulation

       General.We are a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation, primarily by the Office of Thrift Supervision, and oversight extending to all our operations. We are a member of the Federal Home Loan Bank of Indianapolis and are subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the thrift holding company of Lafayette Savings, LSB Financial also is subject to federal regulation and oversight by the Office of Thrift Supervision.

NEXT PAGE

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

       Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2002, our lending limit under this restriction was $4.0 million.

       Regulatory Capital Requirements.Federally insured savings associations, such as Lafayette Savings, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

       The Office of Thrift Supervision capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock related income. In addition, all intangible assets, other than a limited amount of mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2002, we did not have any intangible assets, other than mortgage servicing rights of $813,000.

       At December 31, 2002, we had tangible capital of $24.5 million, or 7.67% of adjusted total assets which is approximately $19.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

       As a result of the prompt corrective action provisions discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition allows it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At December 31, 2002, we had no intangible assets which were included in core capital, other than mortgage servicing rights of $813,000.

       At December 31, 2002, we had core capital equal to $24.5 million, or 7.67 % of adjusted total assets, which is $11.7 million above the requirement of 4% as in effect on that date.

NEXT PAGE

       The Office of Thrift Supervision risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2002, we had $2.0 million of loan and lease loss allowances, which was less than 1.25% of risk-weighted assets.

       Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and reciprocal holdings of qualifying capital instruments. We had no exclusions from capital and assets at December 31, 2002.

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

       On December 31, 2002 we had total capital of $26.5 million, including $24.5 million in core capital and $2.0 million in qualifying supplementary capital, and risk-weighted assets of $227.7 million, or total capital of 11.64% of risk-weighted assets. This amount was $8.3 million above the 8% requirement in effect on that date.

       Under the prompt corrective action regulations, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are authorized, and under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any undercapitalized association must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

       The Office of Thrift Supervision is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

       The imposition by the Office of Thrift Supervision or the Federal Deposit Insurance Corporationof any of these measures on Lafayette Savings may have a substantial adverse effect on its operations and profitability.

NEXT PAGE

         Limitations on Dividends and Other Capital Distributions.Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Office of Thrift Supervision regulations also prohibit a savings institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

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

       Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2002, we met the test and have always met the test since it became effective.

       Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank. It is limited to national bank branching rights and it is subject to national bank limits for payment of dividends. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

NEXT PAGE

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

       Sarbanes-Oxley Act.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

       The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

       The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

       The SOA addresses, among other matters:

  audit committees;
  certification of financial statements by the chief executive officer and the chief financial officer;
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
  a prohibition on insider trading during pension plan black out periods;
  disclosure of off-balance sheet transactions;
  a prohibition on personal loans to directors and officers;
  expedited filing requirements for Form 4s;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  "real time" filing of periodic reports;
  the formation of a public accounting oversight board;
  auditor independence; and
  various increased criminal penalties for violations of securities laws.

       The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The SEC has

NEXT PAGE

been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

       A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2002, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.

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

NEXT PAGE

Employees

       At December 31, 2002, we had a total of 93 employees, including 7 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property

       We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana. We own our main office and three branch offices. The fourth branch office is leased with the term of the lease expiring in 2004. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2002 was approximately $7.0 million. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

       We maintain an on-line data base of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2002 was $399,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

       Page 47 of our 2002 Annual Report to Stockholders attached to this document as Exhibit 13is incorporated herein by reference.*

Item 6.  Management's Discussion and Analysis or Plan of Operation

       Pages 5 through 18 of our 2002 Annual Report to Stockholders attached to this document as Exhibit 13are incorporated herein by reference.*

NEXT PAGE

Item 7.  Financial Statements

       Pages 19 through 44 of our 2002 Annual Report to Stockholders attached to this document as Exhibit 13are incorporated herein by reference.*

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       There has been no Current Report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

_____________

*With the exception of the aforementioned information, LSB Financial Corp.'s Annual Report to Stockholders for the year ended December 31, 2002, is not deemed filed as part of this Annual Report on Form 10-KSB.

PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance
              with Section 16(a) of the Securities Exchange Act of 1934, as amended

Directors and Executive Officers

       Information concerning LSB Financial Directors and Executive Officers are incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

       To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003 under the caption "Share Ownership of LSB Financial Corp. Common Stock -- Section 16(a) Beneficial Ownership Reporting Compliance" incorporated herein by reference and a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 10.  Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

       Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	128,745	$10.49	47,586(1)
Equity compensation plans not approved by security holders	---	---	---

___________

       (1) Includes 38,969 shares available for future grants under LSB Financial Corp's stock option plan and 8,617 shares available for future grants under LSB Financial's restricted stock plan.

Item 12.  Certain Relationships and Related Transactions

       Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

       (a) Exhibits:

       See Index To Exhibits.

       (b) Reports on Form 8-K:

       No reports on Form 8-K have been filed during the three-month period ended December 31, 2002.

Item 14.  Controls and Procedures

       (a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring

NEXT PAGE

that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

       (b) Changes in Internal Controls: During the year ended December 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

NEXT PAGE

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP.
Date:	March 25, 2003	By:	/s/ Randolph F. Williams Randolph F. Williams, President, Chief Executive Officer and Director (Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck Mariellen M. Neudeck, Chairman of the Board		/s/ Randolph F. Williams Randolph F. Williams, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)
Date:	March 25, 2003	Date:	March 25, 2003
/s/ Harry A. Dunwoody Harry A. Dunwoody, Senior Vice President and Director		/s/ James A. Andrew James A. Andrew, Director
Date:	March 25, 2003	Date:	March 26, 2003
/s/ Philip W. Kemmer Philip W. Kemmer, Director		/s/ Peter Neisel Peter Neisel, Director
Date:	March 25, 2003	Date:	March 26, 2003
NEXT PAGE

/s/ Jeffrey A. Poxon Jeffrey A. Poxon, Director		/s/ Thomas R. McCully Thomas R. McCully, Director
Date:	March 25, 2003	Date:	March 25, 2003
/s/ Charles W. Shook Charles W. Shook, Director		/s/ Mary Jo David Mary Jo David, Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)
Date:	March 25, 2003	Date:	March 27, 2003
NEXT PAGE

CERTIFICATIONS

       I, Randolph F. Williams, Principal Executive Officer, certify that:

       1. I have reviewed this annual report on Form 10-KSB of LSB Financial Corp. (the "Registrant");

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

       4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

       6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	By:	/s/ Randolph F. Williams Randolph F. Williams President, Chief Executive Officer
NEXT PAGE

       I, Mary Jo David, Principal Financial Officer, certify that:

       1. I have reviewed this annual report on Form 10-KSB of LSB Financial Corp. (the "Registrant");

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

       4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

       6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	By:	/s/ Mary Jo David Mary Jo David Vice President, Chief Financial Officer, Secretary and Treasurer

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Articles of Incorporation, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Bylaws, as amended and restated
4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.4	Employment Agreement by and between the Registrant and Randolph F. Williams, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25070), is incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB).

13	Annual Report to Security Holders
21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-25070), is incorporated herein by reference.
23	Consent of Independent Auditors
99	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002