Form 10QSB
period 2003-03-31
LSB FINANCIAL CORP
filed 2003-05-15
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT MAY 13, 2003
Common stock, par value $.01 per share	1,349,817

       Transitional Small Business Disclosure Format: YES [  ] NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

NEXT PAGE

LSB FINANCIAL CORP. STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands)

	December 31, 2002	March 31, 2003 (unaudited)
Assets

Cash and due from banks	$1,627	$2,817
Short-term investments	14,357	23,292
Available-for-sale securities	11,779	11,450
Loans held for sale	8,063	4,517
Total loans	271,830	261,053
Less: Allowance for loan losses	(1,996)	(2,194)

Net loans	269,834	258,859

Premises and equipment, net	7,039	7,084
FHLB stock, at cost	3,782	3,782
Accrued interest receivable and other assets	2,615	3,667

Total Assets	$319,096	315,468

Liabilities and Shareholders' Equity

Liabilities
Deposits	221,590	$219,700
Advances from FHLB	70,473	67,473
Accrued interest payable and other liabilities	1,531	2,455

Total liabilities	293,594	289,628

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	8,100	7,825
Retained earnings	17,550	18,165
Unearned ESOP shares	(218)	(203)
Unamortized cost of recognition and retention plan	(109)	(102)
Accumulated other comprehensive income	165	141

Total shareholders' equity	25,502	25,840

Total liabilities and shareholders' equity	$319,096	$315,468

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. STATEMENTS OF INCOME (Dollars in thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2002	2003

Interest Income
Loans, including related fees	$4,684	$4,790
Available-for-sale securities	169	143
FHLB stock	52	54

Total interest income	4,905	4,987

Interest Expense
Deposits	1,664	1,354
Borrowings	900	923

Total interest expense	2,564	2,277

Net interest income	2,341	2,710
Provision for loan losses	75	250

Net interest income after provision for loan losses	2,266	2,460

Noninterest Income
Service charges and fees	153	222
Net gain on mortgage loans originated for sale	235	565
Gain on sale of securities	0	0
Other income	192	-34

Total noninterest income	580	753

Noninterest Expense
Salaries and benefits	1,037	1,085
Occupancy and equipment, net	258	301
Computer service	78	92
Advertising	96	121
Other	345	316

Total noninterest expense	1,814	1,915

Income before income taxes	1,032	1,298
Less: income taxes	346	513

Net income	$686	$785

Earnings per share	$0.51	$0.59
Diluted Earnings per share	$0.50	$0.57
Book value per share	$17.93	$19.63

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2002	$14	$8,279	$15,422	$(282)	$(138)	$93	$23,388
Exercise of stock options		0					0
ESOP shares earned		28		17			45
RRP expense					7		7
Dividends paid			(152)				(152)
Comprehensive income
Net income			686				686
Change in unrealized gain/(loss)						(34)	(34)
Total comprehensive income							652

Balance at March 31, 2002	$14	$8,307	$15,956	$(265)	$(131)	$59	$23,940

Balance at January 1, 2003	$14	$8,100	$17,550	-$218	-$109	$165	$25,502
Exercise of stock options		6					6
ESOP shares earned		36		15			51
RRP expense					7		7
Treasury stock acquired and retired		(317)					(317)
Dividends paid			(170)				(170)
Comprehensive income
Net income			785				785
Change in unrealized gain/(loss)						(24)	(24)
Total comprehensive income							761

Balance at March 31, 2003	$14	$7,825	$18,165	$(203)	$(102)	$141	$25,840

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	For the 3 months ended March 31,
	2002	2003
Cash Flows from Operating Activities
Net Income	$686	$785
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	131	159
Net amortization/(accretion) on securities	17	25
Gain on sale of securities	0	0
Changes in loans held for sale	1,530	3,546
Provision for loan losses	75	250
Employee stock ownership plan shares earned	45	51
Change in assets and liabilities
Accrued interest receivable and other assets	(462)	(1,028)
Accrued interest payable and other liabilities	703	924

Net cash provided by operating activities	2,725	4,712

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,612)	(1,531)
Proceeds from paydowns and maturities of available-for-sale securities	789	1,794
Sales of available-for-sale securities	30	0
Purchase of Federal Home Loan Bank stock	0	0
Loans made to customers net of payments received	(4,173)	10,725
Property and equipment expenditures	(44)	(204)

Net cash (used in) provided by investing activities	(6,010)	10,784

Cash Flows from Financing Activities
Net change in deposits	10,030	(1,890)
Proceeds from Federal Home Loan Bank advances	4,000	2,000
Payments on Federal Home Loan Bank advances	(4,000)	(5,000)
Treasury Stock Purchased	0	(317)
Dividends paid	(152)	(170)
Stock options exercised	0	6

Net cash provided by financing activities	9,878	(5,371)

Net change in cash and equivalents	6,593	10,125
Cash and equivalents at January 1	14,792	15,984

Cash and equivalents at March 31	$21,385	$26,109

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

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

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater that the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No.123, Accounting for Stock-Based Compensation.

	2003	2002
Net income as reported	$785	$686
Deduct: Stock-based compensation expense determined under fair value based method	(6)	(6)
Pro forma net income	779	680

Basic earnings per share as reported	.59	.51
Pro forma basic earnings per share	.59	.51
Diluted earnings per share as reported	.57	.50
Pro forma diluted earnings per share	.57	.50

NEXT PAGE

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

Quarter ended March 31
	2003	2002
Weighted average shares outstanding (excluding unearned ESOP shares)	1,322,861	1,333,712
Shares used to compute diluted earnings per share	1,373,436	1,373,085
Earnings per share	$0.59	$0.51
Diluted earnings per share	$0.57	$0.50

NEXT PAGE

Item 2.

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

            All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

            Comparison of Financial Condition at March 31, 2003 and December 31, 2002.

            Our total assets decreased $3.6 million or 1.14% during the three months from December 31, 2002 to March 31, 2003. This decrease was primarily due to an $11.0 million decrease in total net loans. Management attributes the decreases primarily to the large volume of refinancing resulting from the continuing low interest rate environment. Many borrowers continue to refinance to fixed rate products which we generally sell on the secondary market as part of our interest rate risk strategy. Short term investments increased $8.9 million as excess funding was invested in interest earning securities until it is able to be invested in higher yielding loan products or longer term investments. The decrease in assets was accompanied by a $1.9 million decrease in deposits and a $3.0 million decrease in Federal Home Loan Bank advances. Management attributes the decrease in deposits to its becoming less active in trying to attract additional deposits when there is no imminent funding need. Management is also taking the opportunity to pay off Federal Home Loan Bank advances as they come due, for similar reasons. Shareholders' equity increased from $25.5 million at December 31, 2002 to $25.8 million at March 31, 2003, an increase of $338,000 due primarily to net income, offset in part by the payment of a cash dividend.

            Non-performing assets increased from $3.6 million at December 31, 2002 to $4.4 million at March 31, 2003. Non-performing loans at March 31, 2003 consisted of $2.2 million of non-accruing loans on residential real estate, $1.5 million of non-accruing loans on land or commercial property, $215,000 of non-accruing commercial business loans, and $117,000 of non-accruing consumer loans and $406,000 in foreclosed assets. At March 31, 2003, our allowance for loan losses equaled 0.83% of total loans (including loans held for sale) compared to 0.72% at December 31, 2002, and 49.41% of non-performing assets at March 31, 2003 compared to 55.61% at December 31, 2002. Our non-performing assets equaled 1.41% of total assets at March 31, 2003 compared to 1.12% at December 31, 2002. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgements of information available at the time of their examination.

NEXT PAGE

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2003 and March 31, 2002.

            General. Net income for the three months ended March 31, 2003 was $785,000, an increase of $99,000 or 14.43%, over the three months ended March 31, 2002. This increase was primarily due to a $369,000 increase in net interest income driven by better net interest margins and a $330,000 increase in the gain on sale of loans due to the increased originations and refinancings of fixed rate mortgage loans and the sale of such loans on the secondary market. This increase was partially offset by a $175,000 increase in the provision for loan losses based on an analysis of risk factors in the loan portfolio, a $157,000 decrease in noninterest income primarily the result of increased amortization on originated mortgage servicing rights, a $101,000 increase in noninterest expenses, and a $167,000 increase in taxes on income.

            Net Interest Income. Net interest income for the three months ended March 31, 2003 increased $369,000, or 15.76%, over the same period in 2002. This increase was primarily due to lower interest rates paid on interest bearing liabilities. Our net interest margin (net interest income divided by average interest-earning assets) increased from 3.39% for the three months ended March 31, 2002 to 3.59% for the three months ended March 31, 2002. The increase in net interest margin is primarily the result of the continued low market interest rates which decreased the average rate paid on interest bearing liabilities from 3.90% for the three months ended March 31, 2002 to 3.17% for the three months ended March 31, 2003. The increase in the net interest margin was accompanied by a $1.5 million increase in average interest earning assets.

            Interest income on loans increased $106,000 or 2.26% for the three months ended March 31, 2003 compared to the same three months in 2002. This increase was the result of a $20.8 million increase in average loans outstanding partially offset by a decrease in the average yield on loans from 7.61% for the first three months of 2002 to 7.17% for the first three months of 2003, due to lower interest rates in the economy. The increase in the loan portfolio was due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages and initiate other real estate related purchases. While we typically sell the majority of our fixed rate one-to-four family mortgage loans in the secondary market, the low interest rates spurred activity in all lending segments.

            Interest earned on other investments and Federal Home Loan Bank stock decreased by $24,000 for the three months ended March 31, 2003 compared to the same period in 2002. This was the result of a decrease in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.92% for the first three months of 2002 to 2.26% over the same period in 2003, partially offset by an increase in average balances of $5.4 million. The yield decrease was generally due to the increase in lower yielding short-term investments as the funds received from the sale of fixed rate loans is held in short term investments until they can be reinvested in longer term loans or investments.

NEXT PAGE

            Interest expense for the three months ended March 31, 2003 decreased $287,000, or 11.19%, over the same period in 2002. This decrease was due to a decrease in the average rate paid on interest bearing liabilities from 3.90% for the first three months of 2002 to 3.17% for the first three months of 2003 despite a $23.9 million increase in average interest-bearing liabilities consisting of a $14.9 million increase in lower rate deposits and a $9.0 million increase in the average balance in higher rate, longer term Federal Home Loan Bank advances.

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

            The provision for loan losses for the three months ended March 31, 2003 was $250,000 compared to $75,000 for the same period in 2002. The increase in the provision in 2003 was based on our analysis of our loan portfolios and was primarily due to the higher level of classified loans and loans designated as special mention at March 31, 2003 compared to March 31, 2002 which exhibit weaknesses related to the continuing slow economy. Non accruing loans increased from $3.3 million on March 31, 2002 to $4.0 million on March 31, 2003.

NEXT PAGE

            Non-Interest Income. Non-interest income for the three months ended March 31, 2003 increased by $173,000, or 29.83%, compared to the same period in 2002. This was primarily due to a $330,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from increased sales. This increase was partially offset by a $226,000 decrease in other non-interest income, primarily the result of increased amortization on originated mortgage servicing rights. During the first three months in 2002 and 2003, $143,000 of the $235,000 gain on the sale of loans and $260,000 of the $565,000 gain on the sale of loans, respectively, can be attributed to establishing the originated mortgage servicing right asset. This asset, which represents the net present value of the expected servicing fee income over the life of a loan is recorded as income at the time the loan is sold. It is amortized to expense over the expected life of the loan and offsets the monthly service fee income actually received. Management monitors the prepayment of sold loans and adjusts the amortization of the originated servicing right asset to recognize the repayment and prepayment of sold loans and to assure that the balance does not exceed the expected fair value of the servicing right asset. Amortization increased in 2002 due to mortgage prepayments and more substantially in the fourth quarter of 2002 and first quarter of 2003 due to the decline in the fair market value of servicing rights related to the low interest rate environment and increased prepayment speeds. The originated servicing right asset at March 31, 2002 was $809,000, compared to $842,000 at March 31, 2003.

            Non-Interest Expense. Non-interest expense for the three months ended March 31, 2003 increased $101,000 over the same period in 2002, due primarily to a $48,000 increase in salaries and benefits, a $43,000 increase in occupancy expenses, and a net $10,000 increase in advertising, computer service and other general and administrative expenses. These increases are generally due to the increased loan origination and processing activity as large numbers of borrowers continue to refinance their mortgages to take advantage of the low interest rates.

            Income Tax Expense. Our income tax provision increased by $167,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily due to the increase in income before income taxes, somewhat offset by the effect of apportionment on state tax in 2002.

            Liquidity.Liquidity management is both a daily and long-term function for our senior management. We adjust our investment strategy, within the limits established by the investment policy, based upon assessments of expected loan demand, expected cash flows, Federal Home Loan Bank advance opportunities, market yields and objectives of our asset/liability management program. Base levels of liquidity have generally been invested in interest-earning overnight and time deposits with the Federal Home Loan Bank of Indianapolis. Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

            Our current internal policy for liquidity, defined as cash and salable investment securities with terms up to five years divided by deposits and Federal Home Loan Bank advances with a remaining maturity of one year or less, is for minimum liquidity of 6.0% of total assets. Our liquidity ratios at December 31, 2002 and March 31, 2003 were 8.42% and 14.07%, respectively compared to a regulatory liquidity base, and 5.97% and 10.62% compared to total assets.

NEXT PAGE

            We anticipate that we will have sufficient funds available to meet current funding commitments. At March 31, 2003, we had outstanding commitments to originate loans and available lines of credit totaling $68.1 million and commitments to provide funds to complete current construction projects in the amount of $7.1 million. In addition we had commitments to sell $20.8 million of fixed rate residential loans. Certificates of deposit which will mature in one year or less at March 31, 2003 totaled $77.4 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. We also have $13.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

            Capital Resources. Shareholders' equity totaled $25.8 million at March 31, 2003 compared to $25.5 million at December 31, 2002, an increase of $338,000 or 1.33%, due primarily to net income of $785,000, offset by $170,000 of cash dividends paid to shareholders and treasury stock purchases of $317,000.

            Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2002 and March 31, 2003, Lafayette Savings Bank was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2002 and March 31, 2003 are presented below:

NEXT PAGE

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002
Total Capital (to risk-weighted assets)	$26,509	11.64%	$18,216	8.00%	$22,770	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	24,533	10.77%	9,108	4.00%	13,662	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	24,533	7.67%	9,593	3.00%	15,988	5.00%
Tangible Capital (to adjusted assets)	24,533	7.67%	4,796	1.50%	N/A	N/A

As of March 31, 2003
Total Capital (to risk-weighted assets)	$27,098	12.26%	$17,676	8.00%	$22,095	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	24,904	11.27%	8,838	4.00%	13,257	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	24,904	7.90%	9,455	3.00%	15,758	5.00%
Tangible Capital (to adjusted assets)	24,904	7.90%	4,728	1.50%	N/A	N/A

Disclosure regarding Forward-Looking Statements

            This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion of Recent Operating Results" in this document and identified in our filings with the SEC and those presented elsewhere

NEXT PAGE

by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

NEXT PAGE

Item 3. CONTROLS AND PROCEDURES.

            (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the Act)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

LSB FINANCIAL CORP. (Registrant)
Date	May 15, 2003	/S/ RANDOLPH F. WILLIAMS
Randolph F. Williams, President (Principal Executive Officer)
Date	May 15, 2003	/S/ MARY JO DAVID
Mary Jo David, Treasurer [Principal Financial and Accounting Officer)

NEXT PAGE

CERTIFICATION

            I, Randolph F. Williams, certify that:

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

                        b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

                        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003	/s/ Randolph F. Williams Randolph F. Williams Chief Executive Officer

NEXT PAGE

CERTIFICATION

            I, Mary Jo David, certify that:

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

                        b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

                        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

                        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                        b) Any fraud, whether of not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

NEXT PAGE

            6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Mary Jo David Mary Jo David Chief Financial Officer

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
3.1	Registrant's Articles of Incorporation, filed on March 21, 1994, as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Registrant's Bylaws, as amended and restated, filed as Exhibit 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on March 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
11	Statement re computation of per share earnings
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEXT PAGE

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of LSB Financial Corp. (the "Registrant") that the Quarterly Report of the Registrant of Form 10-QSB for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly present, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: May 15, 2003 /S/

Randolph F. Williams

President and Chief Executive Officer

Date: May 15, 2003 /S/

Mary Jo David

Vice President and Chief Financial Officer