Form 10QSB
period 2003-06-30
LSB FINANCIAL CORP
filed 2003-08-14
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT JULY 31, 2003
Common stock, par value $.01 per share	1,356,200

       Transitional Small Business Disclosure Format: YES [  ] NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

NEXT PAGE

PART I.          Financial Information

Item 1.             Financial Statements (unaudited)
LSB FINANCIAL CORP.
STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
	June 30, 2003 (unaudited)	December 31, 2002

Assets
Cash and due from banks	$2,419	$1,627
Short-term investments	16,482	14,357

Cash and cash equivalents	18,901	15,984
Securities available-for-sale	18,134	11,779
Loans held for sale	3,558	8,063
Total loans	258,797	271,830
Less: Allowance for loan losses	(2,631)	(1,996)

Net loans	256,166	269,834
Premises and equipment, net	7,050	7,039
FHLB stock, at cost	3,832	3,782
Accrued interest receivable and other assets	3,291	2,615

Total Assets	$310,932	$319,096

Liabilities and Shareholders' Equity
Liabilities
Deposits	$221,985	221,590
Advances from FHLB	61,473	70,473
Accrued interest payable and other liabilities	972	1,531

Total liabilities	284,430	293,594
Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	7,926	8,100
Retained earnings	18,631	17,550
Unearned ESOP shares	(188)	(218)
Unamortized cost of recognition and retention plan	(95)	(109)
Accumulated other comprehensive income	214	165

Total shareholders' equity	26,502	25,502

Total liabilities and shareholders' equity	$310,932	$319,096

Book value (shareholder's equity) per share	$20.00	$19.20

See accompanying notes

Next Page

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Interest Income
Loans, including related fees	$4,385	$4,753	$9,175	$9,437
Available-for-sale securities	177	173	321	342
FHLB stock	50	55	104	107

Total interest income	4,612	4,981	9,600	9,886
Interest Expense
Deposits	1,313	1,525	2,667	3,190
Borrowings	853	959	1,777	1,859

Total interest expense	2,166	2,484	4,444	5,049
Net interest income	2,446	2,497	5,156	4,837
Provision for loan losses	450	75	700	150

Net interest income after provision for loan losses	1,996	2,422	4,456	4,687
Noninterest Income
Service charges and fees	217	188	439	349
Net gain on mortgage loans originated for sale	515	191	1,080	426
Gain on sale of securities	0	0	0	0
Other income	100	133	67	317

Total noninterest income	832	512	1,586	1,092
Noninterest Expense
Salaries and benefits	1,107	982	2,192	2,019
Occupancy and equipment, net	259	266	560	524
Computer service	75	82	167	160
Advertising	72	103	194	199
Other	290	294	606	639

Total noninterest expense	1,803	1,727	3,719	3,541
Income before income taxes	1,025	1,207	2,323	2,238
Less: income taxes	400	468	913	813

Net income	$625	$739	$1,410	$1,425

Total Comprehensive Income	$698	$823	$1,459	$1,474

Earnings per share	$0.47	$0.55	$1.06	$1.07
Diluted Earnings per share	$0.45	$0.53	$1.02	$1.03

See accompanying notes

Next Page

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2002	$14	$8,279	$15,422	($282)	($138)	$93	$23,388
Exercise of stock options		6					6
ESOP shares earned		62		33			95
RRP expense					14		14
Dividends paid			(294)				(294)
Comprehensive income
Net income			1,425				1,425
Change in unrealized gain/(loss)						49	49
Total comprehensive income							1,474

Balance at June 30, 2002	$14	$8,347	$16,553	($249)	($124)	$142	$24,683

Balance at January 1, 2003	$14	$8,100	$17,550	($218)	($109)	$165	$25,502
Exercise of stock options		65					65
ESOP shares earned		78		30			108
RRP expense					14		14
Treasury stock acquired and retired		(317)					(317)
Dividends paid			(329)				(329)
Comprehensive income
Net income			1,410				1,410
Change in unrealized gain/(loss)						49	49
Total comprehensive income							1,459

Balance at June 30, 2003	$14	$7,926	$18,631	($188)	($95)	$214	$26,502

See accompanying notes

Next Page

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the 6 months ended June 30,
	2003	2002

Cash Flows from Operating Activities
Net Income	$1,410	$1,425
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	283	258
Net amortization/(accretion) on securities	78	48
Gain on sale of securities	0	0
Changes in loans held for sale	4,505	1,850
Provision for loan losses	700	150
Employee stock ownership plan shares earned	108	95
Change in assets and liabilities
Accrued interest receivable and other assets	(980)	(898)
Accrued interest payable and other liabilities	(274)	231

Net cash provided by operating activities	5,830	3,159

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(8,908)	(3,885)
Proceeds from paydowns and maturities of securities available-for-sale	2,557	959
Sales of available-for-sale securities	0	30
Purchase of Federal Home Loan Bank stock	(50)	0
Loans made to customers net of payments received	12,968	(20,871)
Property and equipment expenditures	(294)	(87)

Net cash (used in) provided by investing activities	6,273	(23,854)

Cash Flows from Financing Activities
Net change in deposits	395	10,379
Proceeds from Federal Home Loan Bank advances	2,000	12,000
Payments on Federal Home Loan Bank advances	(11,000)	(4,000)
Treasury Stock Purchased	(317)	0
Dividends paid	(329)	(294)
Stock options exercised	65	6

Net cash (used in) provided by financing activities	(9,186)	18,091

Net change in cash and equivalents	2,917	(2,604)
Cash and equivalents at January 1	15,984	14,792

Cash and equivalents at June 30	$18,901	$12,188

See accompanying notes

Next Page

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater that the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	3 months ended June 30,		6 months ended June 30,
	2003	2002	2003	2002

Net income as reported	$625	$739	$1,410	$1,425
Deduct: Stock-based compensation expense determined under fair value based method	(3)	(5)	(9)	(11)
Pro forma net income	$622	$734	$1,401	$1,414
Basic earnings per share as reported	0.47	0.55	1.06	1.07
Pro forma basic earnings per share	0.47	0.55	1.06	1.06
Diluted earnings per share as reported	0.45	0.53	1.02	1.03
Pro forma diluted earnings per share	0.45	0.53	1.02	1.03

Next Page

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB, and Lafayette Savings' wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 - Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially delusive shares. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Quarter ended June 30,		Year-to-Date June 30,
	2003	2002	2003	2002
Weighted average shares outstanding (excluding unearned ESOP shares)	1,334,136	1,336,526	1,321,629	1,335,119
Shares used to compute diluted earnings per share	1,386,846	1,382,379	1,372,159	1,378,128
Earnings per share	$0.47	$0.55	$1.06	$1.07
Diluted earnings per share	$0.45	$0.53	$1.02	$1.03

Note 4 - New and proposed accounting standards:

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.

Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company's operating results or financial condition.

Next Page

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

            All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

            Comparison of Financial Condition at June 30, 2003 and December 31, 2002.

            Our total assets decreased $8.2 million from December 31, 2002 to June 30, 2003. This decrease was primarily due to an $18.2 million decrease in total net loans, primarily due to the large volume of refinancing resulting from the continuing low interest rate environment. Many borrowers continue to refinance to fixed rate products which we generally sell on the secondary market as part of our interest rate risk strategy. Short term investments increased $2.1 million and securities available for sale increased $6.4 million as excess funding was invested in interest earning securities until it was able to be invested in higher yielding loan products or longer term investments. The decrease in assets was accompanied by a $9.0 million decrease in Federal Home Loan Bank advances as management is also taking the opportunity to pay off Federal Home Loan Bank advances as they come due while there is no imminent funding need. Deposits remained constant. Shareholders' equity increased from $25.5 million at December 31, 2002 to $26.5 million at June 30, 2003, an increase of $1.0 million due primarily to net income, offset in part by the payment of a cash dividend.

            Non-performing assets increased from $3.6 million at December 31, 2002 to $5.5 million at June 30, 2003. Non-performing loans at June 30, 2003 consisted of $2.5 million of non-accruing loans on residential real estate, $2.2 million of non-accruing loans on land or commercial property, $202,000 of non-accruing commercial business loans, and $58,000 of non-accruing consumer loans. Non-performing assets also include $600,000 in foreclosed or repossessed assets. At June 30, 2003, our $2.6 million allowance for loan losses represented 1.01% of total loans compared to 0.72% at December 31, 2002, and 53.77% of non-performing loans at June 30, 2003 compared to 60.30% at December 31, 2002. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgements of information available at the time of their examination. Following an examination by the Office of Thrift Supervision completed in June, 2003, we added $300,000 to the allocation for loan losses.

Next Page

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2003 and June 30, 2002.

            General.            Net income for the six months ended June 30, 2003 was $1.4 million, a decrease of $15,000 or 1.05%, over the six months ended June 30, 2002. Net income for the quarter ended June 30, 2003 was $625,000, a decrease of $114,000 or 15.43% over the comparable quarter in 2002. The decrease in net income for the three and six month periods ended June 30, 2003, compared to the same periods the prior year were primarily the result of increases in the provision for loan losses and increases in non-interest expense. The increase in net interest income year to date was primarily the result of a decline in rates paid on interest bearing liabilities. The increased expenses were partially offset by continued gains on mortgage loan sales. The details of these changes are set forth below.

            Net Interest Income. Net interest income for the six months ended June 30, 2003 increased $319,000, or 6.59%, over the same period in 2002. This increase was primarily due to lower interest rates paid on interest bearing liabilities. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.45% for the six months ended June 30, 2002 to 3.43% for the six months ended June 30, 2003. The decrease in net interest margin is primarily the result of the continued low market interest rates which is reflected in the decrease in the average rate paid on deposits from 3.78% for the six months ended June 30, 2002 to 3.12% for the six months ended June 30, 2003. The decrease in the net interest margin was accompanied by a $2.0 million increase in average net interest earning assets. Net interest income for the second quarter of 2003 remained relatively constant, decreasing $51,000, or 2.04%, compared to the same period in 2002, also primarily due to rates. While our net interest margin decreased from 3.52% to 3.27% from the second quarter of 2002 compared to the same period in 2003, average interest-earning assets increased from $283.9 million for the second quarter of 2002 to $298.8 million for the second quarter of 2003. The decrease in net interest margin is primarily the result of the continuing decline in market interest rates in the second half of 2002 which decreased the average rate paid on interest earning assets from 7.02% for the three months ended June 30, 2002 to 6.12% for the three months ended June 30, 2003 while the average rate paid in interest earning liabilities decreased from 3.67% for the three months ended June 30, 2002 to 3.06% for the three months ended June 30, 2003.

            Interest income on loans decreased $262,000 or 2.78% for the six months ended June 30, 2003 compared to the same six months in 2002. This decrease was primarily the result of a $12.6 million decrease in average loans outstanding due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages, often to fixed rate mortgage loans which are typically sold in the secondary market, as well as a decrease in the average yield on loans, from 7.51% for the first six months of 2002 to 6.95% for the first six months of 2003, due to lower interest rates in the economy. Interest income on loans decreased $368,000 for the second quarter of 2003 compared to the second quarter of 2002 due primarily to the reasons noted above.

Next Page

             Interest earned on other investments and Federal Home Loan Bank stock decreased by $24,000 for the six months ended June 30, 2003 compared to the same period in 2002. This was the result of a decrease in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 3.10% for the first six months of 2002 to 2.33% over the same period in 2003, offset by an increase in average balances of $7.6 million. The yield decrease was generally due to the temporary increase in lower yielding short-term investments as the increase in deposits and the funds received from the sale of fixed rate loans is held in short term investments until they can be reinvested in longer term loans or investments. Interest income on other investments and Federal Home Loan Bank stock decreased $1,000 for the second quarter of 2003 compared to the second quarter of 2002 due to a decrease in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 3.30% for the second quarter of 2002 to 2.38% over the same period in 2003, offset by an increase in average balances of $10.6 million.

            Interest expense for the six months ended June 30, 2003 decreased $605,000, or11.98%, over the same period in 2002. This decrease was primarily due to a decrease in the average rate paid on interest bearing liabilities from 3.78% for the first six months of 2002 to 3.12% for the first six months of 2003 and to a restructuring of the composition of average interest-bearing liabilities as a $15.5 million increase in lower rate deposits allowed us to reduce the average balance in higher rate, longer term Federal Home Loan Bank advances by $2.8 million. While we generally use deposit increases to fund new loans, many borrowers continue to refinance to fixed rate products which we generally sell on the secondary market. Interest expense decreased $318,000 for the second quarter of 2003 from the same period in 2002 primarily due to a decrease in the average rate paid on average interest-bearing liabilities from 3.67% for the three month period in 2002 to 3.06% for the same period in 2003, offset by a $12.5 million increase in average interest-bearing liabilities for same period.

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

Next Page

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

            The provision for loan losses for the six months ended June 30, 2003 was $700,000 compared to $150,000 for the same period in 2002. The provision for loan losses for the three months ended June 30, 2003 was $450,000 compared to $75,000 for the same period in 2002. The increase in the provision in 2003 was based on our analysis of our loan portfolios and was primarily due to the higher level of non-performing and classified loans at June 30, 2003 compared to June 30, 2002. Nonperforming loans increased from $2.5 million on June 30, 2002 to $5.5 million on June 30, 2003. Classified loans increased from $2.4 million on June 30, 2002 to $8.4 million on June 30, 2003.

            Non-Interest Income. Non-interest income for the six months ended June 30, 2003 increased by $494,000, or 45.24%, compared to the same period in 2002. This was primarily due to a $654,000 increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales of mortgage loans partially offset by a $250,000 decrease in other noninterest income which was primarily the result of increased amortization and impairment on originated mortgage servicing rights caused by increased mortgage loan prepayments in the low interest rate environment. Non-interest income for the second quarter of 2003 increased by $370,000 over the same period in 2002, due primarily to the same reason set forth above.

            Non-Interest Expense. Non-interest expense for the six months ended June 30, 2003 increased $178,000 over the same period in 2002, due to a $173,000 increase in salaries and benefits partly caused by commissions paid to our loan originators in connection with the higher volume of loan originations and refinances, and various other small increases resulting generally from the increased loan activity. Non-interest expense for the second quarter of 2003 increased by $76,000 over the same period in 2002, due largely to increase in salaries and benefits.

            Income Tax Expense. Our income tax provision increased by $100,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to the increase in income before income taxes, somewhat offset by the effect of apportionment on state tax. Our income tax provision decreased by $68,000 for the second quarter of 2003 compared to the same periodin2002 primarily due to the decrease in income before income taxes.

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

            Our current internal policy for liquidity, defined as cash and salable investment securities with terms up to five years divided by deposits and Federal Home Loan Bank advances with a remaining maturity of one year or less, is for a minimum of 6%. Our liquidity ratios at December 31, 2002 and June 30, 2003 were 12.02% and 8.42%, respectively. We expect the liquidity level to remain relatively high until market interest rates increase enough to make it less beneficial for borrowers to refinance to fixed rate loan products, then gradually decline as short-term investment are used to repay Federal Home Loan Bank advances or are used to fund loans or purchase longer term investments.

            Capital Resources. Shareholders' equity totaled $26.5 million at June 30, 2003 compared to $25.5 million at December 31, 2002, an increase of $1.0 million or 3.92%, due to net income of $1.4 million, offset by $329,000 of cash dividends paid to shareholders.

            Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of June 30, 2003 and December 31, 2002, Lafayette Savings Bank was categorized as well capitalized. Our actual and required capital amounts and ratios at June 30, 2003 and December 31, 2002 are presented below:

Next Page

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2003
Total Capital (to risk-weighted assets)	$27,466	12.29%	$17,872	8.00%	$22,341	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	25,415	11.38%	8,936	4.00%	13,404	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	25,415	8.16%	9,347	3.00%	15,578	5.00%
Tangible Capital (to adjusted assets)	25,415	8.16%	4,673	1.50%	N/A	N/A

As of December 31, 2002
Total Capital (to risk-weighted assets)	$26,509	11.64%	$18,216	8.00%	$22,770	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	24,533	10.77%	9,108	4.00%	13,662	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	24,533	7.67%	9,593	3.00%	15,988	5.00%
Tangible Capital (to adjusted assets)	24,533	7.67%	4,796	1.50%	N/A	N/A

Disclosure regarding Forward-Looking Statements

            This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below and elsewhere in this document, as well as other

Next Page

factors discussed under the caption Management's Discussion of Recent Operating Results in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

Next Page

Item 3. CONTROLS AND PROCEDURES.

            An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")), as of June 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting.

            The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

Item 2.	CHANGES IN SECURITIES

None to be reported.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None to be reported.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a),(b) and (c)	On April 16, 2003, LSB Financial Corp. held its Annual Meeting of Stockholders ("Meeting").

	The directors who were elected at the Meeting for a term to expire in 2006, are as follows:

		Votes For	Votes Withheld
	James A. Andrew	1,002,527	16,363
	Kenneth P. Burns	1,002,270	16,620
	Philip W. Kemmer	1,004,603	14,287
	Randolph F. Williams	1,007,125	11,765

	The directors whose terms continued after the Meeting are as follows: Mary Jo David, Harry A. Dunwoody, Thomas R. McCully, Peter Neisel, Mariellen M. Neudeck, Jeffrey A. Poxon and Charles W. Shook.

	Stockholders of the Company also voted on the following matter at the meeting.

Next Page

			Votes For	Votes Against	Abstentions	Broker Non-votes
		Ratification of the appointment of Crowe Chizek and Company LLC as auditors of the Company for the fiscal year ending December 31, 2003.	1,009,716	3,916	5,258	-0-

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits:

See Exhibit Index

	(b)	Reports on Form 8-K

On April 16, 2003, the Company filed a Form 8-K dated April 16, 2003, with the SEC containing the Company's earnings release for the three months ended March 31, 2003.

Next Page

SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP. (Registrant)

Date:	August 13, 2003	/s/ RANDOLPH F. WILLIAMS Randolph F. Williams, President (Principal Executive Officer)

Date:	August 13, 2003	/s/ MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

Next Page

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Registrant's Articles of Incorporation, filed on March 21, 1994, as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Registrant's Bylaws, as amended and restated, filed as Exhibit 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on March 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.4	Employment Agreement by and between the Registrant and Randolph F. Williams, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25070), is incorporated by reference.

11	Statement re computation of per share earnings
31.1	Rule 13(a)-14(a) Certification for President and Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification for Vice President and Chief Financial Officer
32	Rule 1350 Certifications