Form 10QSB
period 2003-09-30
LSB FINANCIAL CORP
filed 2003-11-13
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT NOVEMBER 13, 2003
Common stock, par value $.01 per share	1,356,200

       Transitional Small Business Disclosure Format: YES [  ] NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	September 30,	December 31,
	2003 (unaudited)	2002

Assets

Cash and due from banks	$1,950	$1,627
Short-term investments	12,096	14,357

Cash and cash equivalents	14,046	15,984

Securities available-for-sale	15,750	11,779
Loans held for sale	2,471	8,063
Total loans	266,903	271,830
Less: Allowance for loan losses	(2,772)	(1,996)

Net loans	264,131	269,834

Premises and equipment, net	7,132	7,039
FHLB stock, at cost	3,879	3,782
Accrued interest receivable and other assets	6,380	2,615

Total Assets	313,789	319,096

Liabilities and Shareholders' Equity

Liabilities
Deposits	219,404	221,590
Advances from FHLB	65,473	70,473
Accrued interest payable and other liabilities	1,671	1,531

Total liabilities	286,548	293,594

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	7,970	8,100
Retained earnings	19,408	17,550
Unearned ESOP shares	(174)	(218)
Unamortized cost of recognition and retention plan	(87)	(109)
Accumulated other comprehensive income	110	165

Total shareholders' equity	27,241	25,502

Total liabilities and shareholders' equity	$313,789	$319,096

Book value (shareholder's equity) per share	$20.52	$19.20

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2,003	2,002	2003	2002

Interest Income
Loans, including related fees	$4,641	$4,889	$13,815	$14,327
Securities available-for-sale	154	149	476	490
FHLB stock	46	57	150	164

Total interest income	4,841	5,095	14,441	14,981

Interest Expense
Deposits	1,270	1,455	3,937	4,645
Borrowings	803	1,007	2,580	2,865

Total interest expense	2,073	2,462	6,517	7,510

Net interest income	2,768	2,633	7,924	7,471
Provision for loan losses	150	225	850	375

Net interest income after provision for loan losses	2,618	2,408	7,074	7,096

Noninterest Income
Service charges and fees	185	193	624	542
Net gain on mortgage loans originated for sale	614	103	1,694	530
Gain on sale of securities	0	0	0	0
Other income	128	100	245	417

Total noninterest income	927	396	2,563	1,489

Noninterest Expense
Salaries and benefits	1,163	969	3,355	2,988
Occupancy and equipment, net	276	268	836	791
Computer service	89	86	256	246
Advertising	88	103	332	302
Other	363	287	969	928

Total noninterest expense	1,979	1,713	5,748	5,255

Income before income taxes	1,566	1,091	3,889	3,330
Less: income taxes	620	442	1,533	1,256

Net income	$946	$649	$2,356	$2,074

Total Comprehensive Income	$842	$691	$2,301	$2,165

Earnings per share	$0.71	$0.48	$1.78	$1.55
Diluted Earnings per share	$0.68	$0.47	$1.71	$1.50

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2002	$14	$8,279	$15,422	$(282)	-$138	$93	$23,388
Exercise of stock options		22					22
ESOP shares earned		93		48			141
RRP expense					21		21
Treasury stock acquired and retired		(38)					(38)
Dividends paid			(445)				(445)
Comprehensive income
Net income			2,074				2,074
Change in unrealized gain/(loss)						91	91
Total comprehensive income							2,165
Balance at September 30, 2002	14	8,356	17,051	(234)	(117)	184	25,254

Balance at January 1, 2003	14	8,100	17,550	(218)	(109)	165	25,502
Exercise of stock options		65					65
ESOP shares earned		122		44			166
RRP expense					22		22
Treasury stock acquired and retired		(317)					(317)
Dividends paid			(498)				(498)
Comprehensive income
Net income			2,356				2,356
Change in unrealized gain/(loss)						(55)	(55)
Total comprehensive income							2,301

Balance at September 30, 2003	$14	$7,970	$19,408	$(174)	$(87)	$110	$27,241

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2003	2002

Cash Flows from Operating Activities
Net Income	$2,356	$2,074
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	410	394
Net amortization/(accretion) on securities	130	77
Gain on sale of securities	0	0
Changes in loans held for sale	5,592	1,857
Provision for loan losses	850	375
Employee stock ownership plan shares earned	166	141
Change in assets and liabilities
Accrued interest receivable and other assets	(3,993)	(619)
Accrued interest payable and other liabilities	426	453

Net cash provided by operating activities	5,937	4,752

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(9,914)	(3,885)
Proceeds from paydowns and maturities of securities available-for-sale	5,722	2,306
Sales of available-for-sale securities	0	30
Purchase of Federal Home Loan Bank stock	(97)	(192)
Loans made to customers net of payments received	4,853	(31,509)
Property and equipment expenditures	(503)	(319)

Net cash (used in) provided by investing activities	61	(33,569)

Cash Flows from Financing Activities
Net change in deposits	(2,186)	16,041
Proceeds from Federal Home Loan Bank advances	9,000	20,500
Payments on Federal Home Loan Bank advances	(14,000)	(6,500)
Treasury Stock Purchased	(317)	(38)
Dividends paid	(498)	(445)
Stock options exercised	65	22

Net cash (used in) provided by financing activities	(7,936)	29,580

Net change in cash and equivalents	(1,938)	763
Cash and equivalents at January 1	15,984	14,792

Cash and equivalents at September 30	$14,046	$15,555

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	3 months ended September 30,		9 months ended September 30,
	2003	2002	2003	2002
Net income as reported	$946	$649	$2,356	$2,074
Deduct: Stock-based compensation expense determined under fair value based method	(2)	(5)	(11)	(16)
Pro forma net income	$944	$644	$2,345	$2,058
Basic earnings per share as reported	0.71	0.48	1.78	1.55
Pro forma basic earnings per share	0.71	0.48	1.77	1.54
Diluted earnings per share as reported	0.68	0.47	1.71	1.50
Pro forma diluted earnings per share	0.68	0.47	1.70	1.49

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

	Quarter ended September 30,		Year-to-Date September 30,
	2003	2002	2003	2002
Weighted average shares outstanding (excluding unearned ESOP shares)	1,326,477	1,339,331	1,323,224	1,336,499
Shares used to compute diluted earnings per share	1,382,632	1,384,120	1,375,801	1,378,702
Earnings per share	$0.71	$0.48	$1.78	$1.55
Diluted earnings per share	$0.68	$0.47	$1.71	$1.50

Note 4 - Recently Adopted Accounting Standards:

On January 1, 2003, the Company adopted Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Company adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

Comparison of Financial Condition at September 30, 2003 and December 31, 2002.

            Our total assets decreased $5.3 million from December 31, 2002 to September 30, 2003. This decrease was primarily due to an $11.3 million decrease in total net loans, including loans held for sale, primarily due to the large volume of refinancing resulting from the continuing low interest rate environment. Many borrowers continue to refinance to fixed rate products which we generally sell on the secondary market as part of our interest rate risk strategy. Short term investments decreased $2.3 million and securities available for sale increased $4.0 million as excess funding was invested in short-term interest earning securities until it was able to be invested in higher yielding loan products or longer term investments. The decrease in assets was accompanied by a $2.2 million decrease in deposits and a $5.0 million decrease in Federal Home Loan Bank advances. Management attributes the decrease in deposits to its decision to be slightly less competitive on rates as there is no imminent funding need. Management is also taking the opportunity to pay off Federal Home Loan Bank advances as they come due, for similar reasons. Shareholders' equity increased from $25.5 million at December 31, 2002 to $27.2 million at September 30, 2003, an increase of $1.7 million due primarily to net income, offset in part by the payment of a cash dividend.

            Non-performing assets increased from $3.6 million at December 31, 2002 to $4.5 million at September 30, 2003. Non-performing loans at September 30, 2003 consisted of $2.1 million of non-accruing loans on residential real estate, $2.0 million of non-accruing loans on land or commercial property, $127,000 of non-accruing commercial business loans, and $18,000 of non-accruing consumer loans. Non-performing assets also include $351,000 in foreclosed or repossessed assets. At September 30, 2003, our $2.8 million allowance for loan losses represented 1.04% of total loans compared to 0.72% at December 31, 2002, and 66.52% of non-performing loans at September 30, 2003 compared to 60.30% at December 31, 2002. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgements of information available at the time of their examination. Following an examination by the Office of Thrift Supervision completed in June, 2003, we added $300,000 to the allocation for loan losses.

NEXT PAGE

Results of Operations

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2003 and September 30, 2002.

            General. Net income for the quarter ended September 30, 2003 was $946,000, an increase of $297,000 or 45.76% over the comparable quarter in 2002. Net income for the nine months ended September 30, 2003 was $2.4 million, an increase of $282,000 or 13.60%, over the nine months ended September 30, 2002. The increase in net income for the three and nine month periods ended September 30, 2003, compared to the same periods the prior year were primarily the result of a $1.1 million increase in the gain on sale of loans for the nine months and a $511,000 increase for the three months due to the increased originations and refinancings of fixed- rate mortgage loans and the sale of such loans on the secondary market. The increase was also due to a $453,000 increase in net interest income year to date and $135,000 for the quarter driven by better net interest margins primarily the result of a decline in rates paid on interest bearing liabilities. The increases were partially offset by increased noninterest expense of $493,000 for the nine month period and $266,000 for the three month period. The details of these changes are set forth below.

            Net Interest Income. Net interest income for the nine months ended September 30, 2003 increased $453,000, or 6.06%, over the same period in 2002. This increase was primarily due to lower interest rates paid on interest bearing liabilities. Our net interest margin (net interest income divided by average interest-earning assets) increased from 3.49% for the nine months ended September 30, 2002 to 3.51% for the nine months ended September 30, 2003. The increase in net interest margin is primarily the result of the continued low market interest rates which is reflected in the decrease in the average rate paid on deposits from 3.69% for the nine months ended September 30, 2002 to 3.04% for the nine months ended September 30, 2003. The increase in the net interest margin was accompanied by a $1.4 million increase in average net interest earning assets. Net interest income for the third quarter of 2003 increased $135,000, or 5.13%, compared to the same period in 2002, also primarily due to rates. While our net interest margin increased from 3.57% to 3.68% from the third quarter of 2002 compared to the same period in 2003, average interest-earning assets increased from $295.0 million for the third quarter of 2002 to $301.1 million for the third quarter of 2003. The increase in net interest margin is primarily the result of the continuing decline in market interest rates in the second half of 2002 which contributed to decrease in the average rate paid on interest bearing liabilities from 3.51% for the three months ended September 30, 2002 to 2.90% for the three months ended September 30, 2003.

NEXT PAGE

            Interest income on loans decreased $512,000 or 3.57% for the nine months ended September 30, 2003 compared to the same nine months in 2002. This decrease was primarily due to a decrease in the average yield on loans, from 7.44% for the first nine months of 2002 to 6.40% for the first nine months of 2003, due to lower interest rates in the economy. The decline in rates partially offset a $7.7 million increase in average loans outstanding due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages and initiate other real estate related purchases. Interest income on loans decreased $248,000 for the third quarter of 2003 compared to the third quarter of 2002 due primarily to the same reasons noted above.

            Interest earned on investment securities and Federal Home Loan Bank stock decreased by $28,000 for the nine months ended September 30, 2003 compared to the same period in 2002. This was the result of a decline in the average yield on investments and Federal Home Loan Bank stock from 3.07% for the first nine months of 2002 to 2.30% over the same period in 2003, offset by an increase in average balances of $7.8 million. Interest income on investment securities and Federal Home Loan Bank stock decreased $6,000 for the third quarter of 2003 compared to the third quarter of 2002 due to a decrease in the average yield on investment securities and Federal Home Loan Bank stock from 3.02% for the third quarter of 2002 to 2.27% over the same period in 2003, offset by an increase in average balances of $8.2 million.

            Interest expense for the nine months ended September 30, 2003 decreased $993,000, or 13.22%, over the same period in 2002. This decrease was primarily due to a decrease in the average rate paid on interest-bearing liabilities from 3.69% for the first nine months of 2002 to 3.04% for the first nine months of 2003 and to a restructuring of the composition of average interest-bearing liabilities as a $15.4 million increase in the average balance of lower rate deposits allowed us to reduce the average balance in higher rate, longer term Federal Home Loan Bank advances by $1.2 million. Interest expense decreased $389,000 for the third quarter of 2003 from the same period in 2002 primarily due to a decrease in the average rate paid on interest-bearing liabilities from 3.51% for the three month period in 2002 to 2.90% for the same period in 2003, offset by a $5.9 million increase in average interest-bearing liabilities for same period.

            Provision for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes consideration of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, loan commitments outstanding, delinquencies and industry standards. From time to time, we also use the services of a consultant to assist in the evaluation of our growing commercial loan portfolio. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared by management and reviewed by the Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

NEXT PAGE

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

            The provision for loan losses for the nine months ended September 30, 2003 was $850,000 compared to $375,000 for the same period in 2002. The provision for loan losses for the three months ended September 30, 2003 was $150,000 compared to $225,000 for the same period in 2002. The increase in the provision in 2003 was based on our analysis of our loan portfolios and was primarily due to the higher level of non-performing and classified loans at September 30, 2003 compared to September 30, 2002 as well as to reasons mentioned above. Nonperforming loans increased from $2.6 million on September 30, 2002 to $4.2 million on September 30, 2003. Classified loans increased from $2.8 million on September 30, 2002 to $8.7 million on September 30, 2003.

            Non-Interest Income. Non-interest income for the nine months ended September 30, 2003 increased by $1.1 million or 72.13%, compared to the same period in 2002. This was primarily due to a $1.2 million increase in the gain on the sale of mortgage loans in the secondary market resulting from the increased sales of mortgage loans partially offset by a $172,000 decrease in other noninterest income. The decline in non-interest income was primarily the result of increased amortization and impairment on originated mortgage servicing rights caused by increased mortgage loan prepayments in the low interest rate environment. Non-interest income for the third quarter of 2003 increased by $531,000 over the same period in 2002, due primarily to a $511,000 increase in the gain on the sale of mortgage loans in the secondary market .

NEXT PAGE

            Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2003 increased $493,000 over the same period in 2002, due to a $367,000 increase in salaries and benefits primarily as a result of commissions paid to our loan originators in connection with the higher volume of loan originations and refinances, and various other small increases resulting generally from the increased loan activity. Non-interest expense for the third quarter of 2003 increased by $266,000 over the same period in 2002, for the same reasons discussed above.

            Income Tax Expense. Our income tax provision increased by $277,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, and $178,000 for the third quarter of 2003 compared to the same periodin2002 primarily due to the increase in income before income taxes.

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

            Our current internal policy for liquidity, defined as cash and salable investment securities with terms up to five years divided by deposits and Federal Home Loan Bank advances with a remaining maturity of one year or less, is a minimum of 6%. Our liquidity ratios at December 31, 2002 and September 30, 2003 were 12.02% and 10.00%, respectively. We expect our liquidity level to remain relatively high until market interest rates increase enough to make it less beneficial for borrowers to refinance to fixed rate loan products, then gradually decline as short-term investment are used to repay Federal Home Loan Bank advances or are used to fund loans or purchase longer- term investments.

            Capital Resources. Shareholders' equity totaled $27.2 million at September 30, 2003 compared to $25.5 million at December 31, 2002, an increase of $1.7 million or 6.82%, due primarily to net income of $2.4 million, offset by $498,000 of cash dividends paid to shareholders.

            Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of September 30, 2003 and December 31, 2002, Lafayette Savings Bank was categorized as well capitalized. Our actual and required capital amounts and ratios at September 30, 2003 and December 31, 2002 are presented below:

NEXT PAGE

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2003
Total Capital (to risk-weighted assets)	$27,468	12.21%	$17,994	8.00%	$22,493	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	26,276	11.68%	8,997	4.00%	13,496	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	26,276	8.38%	9,409	3.00%	15,682	5.00%
Tangible Capital (to adjusted assets)	26,276	8.38%	4,705	1.50%	N/A	N/A

As of December 31, 2002
Total Capital (to risk-weighted assets)	$26,509	11.64%	$18,216	8.00%	$22,770	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	24,533	10.77%	9,108	4.00%	13,662	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	24,533	7.67%	9,593	3.00%	15,988	5.00%
Tangible Capital (to adjusted assets)	24,533	7.67%	4,796	1.50%	N/A	N/A

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

NEXT PAGE

Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below, as well as other factors discussed under the caption Management's Discussion of Recent Operating Results in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

NEXT PAGE

Item 3. CONTROLS AND PROCEDURES.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting.

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

PART II - OTHER INFORMATION

NEXT PAGE

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

LSB FINANCIAL CORP. (Registrant)
Date November 13, 2003	/S/RANDOLPH F. WILLIAMS Randolph F. Williams, President (Principal Executive Officer)
Date November 13, 2003	/S/MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Registrant's Articles of Incorporation, filed on March 21, 1994, as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Registrant's Bylaws, as amended and restated, filed as Exhibit 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on March 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.4	Employment Agreement by and between the Registrant and Randolph F. Williams, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25070), is incorporated by reference.

11	Statement re computation of per share earnings
31.1	Rule 13a - 14(a) Certification for Chief Executive Officers.
31.2	Rule 13a - 14(a) Certification for Chief Financial Officers.
32	Rule 1350 Certifications