Form 10KSB
period 2003-12-31
LSB FINANCIAL CORP
filed 2004-03-30
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
OR
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______ Commission file number 0-25070.

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

            The issuer had $22.4 million in revenues for the year ended December 31, 2003.

            As of March 19, 2004, there were issued and outstanding 1,356,881 shares of the issuer's common stock. The aggregate market value of the common stock held by non-affiliates of the issuer, computed by reference to the closing sales price of such stock as of March 19, 2004, was approximately $32.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

            PART II of Form 10-KSB--Portions of the 2003 Annual Report to Stockholders.

            PART III of Form 10-KSB--Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in April 2004.

Transitional Small Business Disclosure Format: Yes ; No

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

            We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one-to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices. At December 31, 2003, we had total assets of $319.3 million, deposits of $225.5 million and shareholders' equity of $27.7 million.

            Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

            Our executive offices are located at 101 Main Street, Lafayette, Indiana 47902. Our telephone number at that address is (765) 742-1064.

Market Area

            Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. In addition to the jobs provided by these two major employers, Greater Lafayette has a strong manufacturing sector as well as many high tech industries attracted to the area by the presence of Purdue University. The Greater Lafayette area consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate in Lafayette in December 2003 was 4.0% compared to 5.0% for the State of Indiana and 5.7% nationally. The general weakening in the economy in 2003 continues to have an effect on the Greater Lafayette area. Total non-farm employment decreased by 2.3% in 2003. Losses were seen in the areas of manufacturing and government, while there were gains in the areas of construction, education and health service, and leisure and hospitality. The Purdue

NEXT PAGE

Research Park continues to attract high tech jobs to the area, housing ninety companies employing 2,500 people. Further growth is expected in this area.

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

            At December 31, 2003, the maximum amount we could have loaned to any one borrower and the borrower's related entities was $4.4 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2003, totaled $4.1 million, consisting of a loan and a letter of credit on a residential development, multiple loans secured by one- to four-family and multi-family rental properties, two lines of credit to fund the construction of one- to four-family residences, and two single family residences. The second largest lending relationship at December 31, 2003 to a single borrower or a group of related borrowers totaled $4.0 million, consisting of a loan on a residential development and a line of credit to fund the construction of single family residences. The third largest lending relationship to a single borrower or a group of related borrowers, totaled $3.7 million, consisting of multiple loans secured by one- to four-family and multi-family rental properties and a home equity loan. All of these loans were performing in accordance with their terms at December 31, 2003. At December 31, 2003, we had 26 other loans

NEXT PAGE

or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

NEXT PAGE

            Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	1999		2000		2001		2002		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans
One- to four-family	$128,718	56.36%	$142,249	55.75%	$131,472	52.68%	$144,086	50.54%	$131,562	45.68%
Multi-family	28,870	12.64	28,032	10.99	29,036	11.63	35,381	12.41	38,045	13.21
Commercial	31,010	13.58	35,337	13.85	35,754	14.32	46,295	16.24	50,906	17.68
Land and land development	6,654	2.91	7,980	3.13	8,856	3.55	11,064	3.88	12,242	4.25
Construction	13,038	5.71	18,047	7.07	18,698	7.49	18,188	6.38	21,389	7.43
Total Real Estate Loans	208,290	91.20	231,645	90.79	223,816	89.69	255,014	89.45	254,144	88.25

Other Loans
Consumer loans:
Home equity	11,685	5.12	12,134	4.76	12,478	5.00	14,716	5.16	17,581	6.11
Home improvement	282	0.12	122	0.05	119	0.05	221	0.08	16	0.01
Automobile	2,325	1.02	3,355	1.31	3,012	1.21	2,234	0.79	2,102	0.73
Deposit account	123	0.05	443	0.17	87	0.03	111	0.04	66	0.02
Other	1,718	0.75	1,915	0.75	1,983	0.79	1,636	0.57	1,765	0.61
Total consumer loans	16,133	7.06	17,969	7.04	17,679	7.08	18,918	6.64	21,530	7.48
Commercial business loans	3,974	1.74	5,531	2.17	8,049	3.22	11,147	3.91	12,310	4.27
Total other loans	20,107	8.80	23,500	9.21	25,728	10.31	30,065	10.55	33,840	11.75
Total loans	228,397	100.00%	255,145	100.00%	249,544	100.00%	285,079	100.00%	287,984	100.00%

Less:
Loans in process	3,927		5,704		5,683		4,914		6,954
Deferred fees and discounts	214		157		190		272		366
Allowance for losses	894		1,028		1,432		1,996		3,098
Total loans receivable, net	$223,362		$248,256		$242,311		$277,897		$277,566

NEXT PAGE

        The following table shows the composition of our loan portfolio, including loans held for sale, by fixed- and adjustable-rate at the dates indicated. The one- to four-family fixed-rate loans include $7.0 million, $2.2 million and $1.0 million of loans at December 31, 2001, 2002 and 2003, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	December 31,
	1999		2000		2001		2002		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans: Real estate:
One- to four-family	$ 43,870	19.20%	$ 39,220	15.37%	$ 38,422	15.40%	$ 45,200	15.85%	$ 41,284	14.34%
Multi-family	66	0.03	2,237	0.88	2,740	1.10	1,658	0.58	3,586	1.24
Commercial	1,345	0.59	1,701	0.67	2,248	0.90	7,913	2.78	6,852	2.38
Construction	2,776	1.22	2,824	1.11	2,344	0.94	4,444	1.56	3,342	1.16
Land and land development	3,765	1.65	6,452	2.52	4,471	1.79	4,478	1.57	8,899	3.09
Total Real Estate Loans	51,822	22.69	52,434	20.55	50,225	20.13	63,693	22.34	63,963	22.21
Consumer	3,492	1.53	4,586	1.80	3,906	1.56	2,915	1.02	2,676	0.93
Commercial business	2,418	1.06	2,488	0.97	4,890	1.96	6,910	2.43	6,678	2.32
Total fixed-rate loans	57,732	25.28	59,508	23.32	59,021	23.65	73,518	25.79	73,317	25.46

Adjustable-Rate Loans: Real estate:
One- to four-family	84,848	37.14	103,029	40.38	93,050	37.27	98,886	34.69	90,278	31.35
Multi-family	28,804	12.61	25,795	10.11	26,296	10.54	33,723	11.83	34,459	11.97
Commercial	29,665	12.99	33,636	13.18	33,506	13.42	38,382	13.46	44,054	15.30
Construction	3,878	1.70	5,156	2.02	6,512	2.61	6,620	2.32	8,900	3.09
Land and land development	9,273	4.06	11,595	4.55	14,227	5.70	13,710	4.81	12,490	4.33
Total Real Estate Loans	156,468	68.50	179,211	70.24	173,591	69.56	191,321	67.11	190,182	66.04
Consumer	12,641	5.54	13,383	5.25	13,773	5.52	16,003	5.61	18,854	6.55
Commercial business	1,556	0.68	3,043	1.19	3,159	1.27	4,237	1.49	5,632	1.95
Total adjustable-rate loans	170,665	74.72	195,637	76.68	190,523	76.35	211,561	74.21	214,665	74.54
Total loans	228,397	100.00%	255,145	100.00%	249,544	100.00%	285,079	100.00%	287,984	100.00%

Less:
Loans in process	3,927		5,704		5,683		4,914		6,954
Deferred fees and discounts	214		157		190		272		366
Allowance for losses	894		1,028		1,432		1,996		3,098
Total loans receivable, net	$223,362		$248,256		$242,239		$277,897		$277,566

NEXT PAGE

            The following schedule illustrates the maturities of our loan portfolio at December 31, 2003. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During Years Ending December 31,
2004	$ 18,674	5.58%	$10,516	6.71%	$ 1,677	6.93%	$ 7,130	6.81%	$37,997	6.19%
2005 to 2008	6,229	6.71	7,827	5.44	19,828	5.55	3,281	6.46	37,165	5.80
2009 and following	195,610	6.41	15,288	5.98	25	6.76	1,899	7.10	212,822	6.38
TOTAL	$220,513	6.35%	$33,631	6.08%	$21,530	5.66%	$12,310	6.76%	$287,984	6.28%

(1) Includes one- to four-family, multi-family and commercial real estate loans.

NEXT PAGE

            The total amount of loans due to mature after December 31, 2004 which have fixed interest rates is $195.1 million, and which have adjustable or renegotiable interest rates is $54.9 million.

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

            Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the adjustable rate loans originated by us are subject to adjustment at one, three or five year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one, three or five year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% annual adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed-rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. We generally retain adjustable rate loans in our portfolio pursuant to the asset/liability management strategy. Five-year adjustable rate mortgage loans represented $9.5 million, and one-year and three year adjustable rate mortgage loans represented $80.8 million of our total adjustable rate mortgage loans at December 31, 2003.

             We offer fixed-rate mortgage loans to owner occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed-rate loans with terms over 15 years. Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value. At December 31, 2003, we had $803,000 in loans held for sale. All of these loans were subsequently sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management; Market Risk Analysis" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report. Interest rates charged on these fixed-rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

            We also offer 30 year, fixed-rate mortgage loans which, after five or seven years convert to our standard one-year adjustable rate mortgage for the remainder of the term.

            We had $70.1 million in nonowner-occupied one- to four-family residential loans at December 31, 2003. These loans are underwritten using the same criteria as owner-occupied, one-

NEXT PAGE

to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed-rate, adjustable-rate and convertible rate loans, with terms of up to 30 years.

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

            Permanent multi-family and commercial real estate loans are originated as three-year and five-year adjustable rate loans with up to a 24 year amortization. To a substantially lesser extent, such loans are originated as fixed-rate or balloon loans, or at a floating rate based on national prime rate, at terms up to 15 years. The adjustable rate loans are tied to an index based on the weekly average of the three-year or five-year U.S. Treasury rate, respectively, plus a stated margin over the index. Multi-family loans and commercial real estate loans have been written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

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

NEXT PAGE

project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Construction, Land and Land Development Lending

            We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2003, substantially all of these loans were secured by property located within our primary market area.

            Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed-rate loans, with interest rates higher than those that we offer on one- to four-family loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2003, we had $8.7 million of construction loans to borrowers intending to live in the properties upon completion of construction.

            Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed-rate for the loan term. We limit builders to one home construction loan at a time but would consider requests for more than one if the homes are presold. At December 31, 2003, we had $7.8 million of construction loans to builders of one- to four-family residences.

            We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase. At December 31, 2003, we had $4.1 million of loans to finance the construction of multi-family dwellings and commercial projects.

            We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to our base rate which is determined by a rate survey of a cross section of local banks. The maximum loan to value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 2003, we had $9.6 million of development loans to builders. We also make land acquisition loans. At December 31, 2003, we had $3.4 million in loans secured by land.

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

NEXT PAGE

property. Loans are based on the lesser of current appraised value and/or the cost of construction, which is the land plus the building.

            At December 31, 2003, our largest construction and development loan was a construction loan for a commercial building for $2.0 million. We had five non-performing construction and development loans totaling $1.5 million at December 31, 2003.

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

Consumer Lending

            We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $17.6 million or 6.11% of the total loan portfolio at December 31, 2003. We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 100% of the appraised value of the property, with a five year term and minimum monthly payment requirement of interest only. At December 31, 2003, we had $18.6 million of unused credit available under our home equity line of credit program.

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

NEXT PAGE

Commercial Business Lending

            Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2003, we had $2.9 million of unsecured loans and lines of credit outstanding (with $1.5 million of unused credit available) and $9.4 million of loans and lines of credit (with $1.9 million of unused credit available) secured by small business equipment and vehicles.

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

            When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise service the loans. We receive a servicing fee for performing these services. We service mortgage loans for others totaling $154.8 million at December 31, 2003. In periods of rising interest rates, our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related

NEXT PAGE

operating earnings. In addition, our ability to sell loans may substantially decrease as potential buyers reduce their purchasing activities.

            We occasionally purchase a limited amount of participation interests in real estate loans from other financial institutions outside our primary market area. We review and underwrite all loans to be purchased to insure that they meet our underwriting standards.

            The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans include $2.4 million, $970,000 and $0 of loans originated during 2001, 2002 and 2003, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2001	2002	2003
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$18,444	$37,435	$17,374
- multi-family	12,223	10,163	9,858
- commercial	12,910	11,764	16,797
- construction, land and land development	18,588	17,356	22,653
Non-real estate - consumer	2,678	6,814	10,252
- commercial business	2,179	785	2,259
Total adjustable-rate	67,022	84,317	79,193
Fixed-rate:
Real estate - one- to four-family	63,267	73,097	130,127
- multi-family	146	2,244	1,703
- commercial	2,275	9,149	2,514
- construction, land and land development	6,398	13,058	17,821
Non-real estate - consumer	2,835	1,563	2,816
- commercial business	4,929	5,206	7,412
Total fixed-rate	79,850	104,317	162,393
Total loans originated	146,872	188,634	241,586

Purchases:
Total loans purchased	---	3,624	---
Total mortgage-backed securities purchased	---	---	1,021
Total purchases	---	3,624	1,021

Sales and Repayments:
Real estate - one- to four-family	48,988	55,086	113,443
- multi-family	---	1,548	---
- commercial	---	---	721
Total loans sold	48,988	56,634	114,164
Principal repayments	104,242	96,292	127,823
Total loans sold and repayments	153,230	152,926	241,987
Mortgage-backed securities:
Principal repayments	597	880	893
Increase (decrease) in other items, net	343	(122)	53
Net increase (decrease)	$(6,612)	$34,706	$ (220)

NEXT PAGE

Asset Quality

            Loan payments are generally due the first day of each month. When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts seven or more days delinquent. If the delinquency is not cured by the 15th day, the borrower will be assessed a late charge. Additional written and oral contacts may be made with the borrower between 20 and 30 days after the due date. If the full scheduled payment on the loan is not received prior to the 1st day of the succeeding month, the loan is considered 30 days past due and more formal collection procedures may be instituted. If the delinquency continues for a period of 60 days, we usually send a default letter to the borrower and, after 90 days, institute appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and we may purchase it. Delinquent consumer loans are handled in a similar manner. Our procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

            Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2003, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	11	$905	0.69%	29	$2,650	2.01%	40	$3,556	2.70%
Multi-family	0	0	0.00	0	0	0.00	0	0	0.00
Commercial	0	0	0.00	2	164	0.32	2	164	0.32
Construction and land development	0	0	0.00	3	1,307	3.89	3	1,307	3.89
Consumer	3	19	0.09	5	20	0.09	8	39	0.18
Commercial Business	1	38	0.31	2	104	0.85	3	142	1.15
Total	15	$ 962	0.33%	41	$4,245	1.47%	56	$5,207	1.81%

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

NEXT PAGE

	December 31,
	1999	2000	2001	2002	2003
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$ 528	$ 362	$1,828	$2,417	$ 2,146
Multifamily	---	---	186	137	0
Commercial real estate	191	179	172	173	102
Construction and land development	---	404	468	258	1,307
Consumer	59	31	85	93	69
Commercial business	---	---	---	232	104
Total	778	976	2,739	3,310	3,728

Accruing loans delinquent more than 90 days:
One- to-four-family	---	---	---	---	456
Commercial real estate	---	---	---	---	62
Total	---	---	---	---	518

Foreclosed assets:
One- to four-family	215	5	25	79	167
Construction or development	---	---	---	163	163
Consumer	---	3	---	37	---
Commercial business	---	---	---	---	10
Total	215	8	25	279	340

Total non-performing assets	$ 993	$ 984	$2,764	$3,589	$4,586
Total as a percentage of total assets	0.39%	0.35%	0.98%	1.12%	1.44%

Total assets	$257,139	$282,225	$280,963	$319,096	$319,272

            For the year ended December 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $466,000, of which $0 was included in interest income.

            Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption "Non-Performing Assets," as of December 31, 2003, there was also an aggregate of $14.5 million in net book value of loans with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) six loans to a single borrower with an outstanding balance of $3.0 million, secured by multi-family, commercial real estate and a personal residence where management has concerns about the cash flow of the borrower, (ii) four loans to a single borrower with an outstanding balance of $3.0 million, three secured by commercial real estate and one by inventory where management has concerns about the cash flow of the borrower, (iii) four loans to a single borrower with an outstanding balance of $2.5 million, three secured by one- to four-family rental properties and one by equipment, where management has concerns about the cash flow of the borrower, and (iv) nineteen loans to a group of related borrowers with an outstanding balance of $2.3 million, fifteen secured by one- to four-family rental properties, three by multi-family and commercial real estate and one unsecured, where management has concerns about the ability of the borrowers to keep the properties leased.

NEXT PAGE

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

            In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2003, we had classified $5.6 million of our loans as substandard, $2.6 million as doubtful and none as loss. At December 31, 2003, we had designated $10.9 million in loans as special mention.

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

NEXT PAGE

            The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December
	1999	2000	2001	2002	2003
	(Dollars in Thousands)

Balance at beginning of period	$1,578	$ 894	$1,028	$1,432	$1,996

Charge-offs:
One- to four-family	39	---	27	15	---
Construction or development	---	---	---	75	---
Consumer	7	15	16	56	84
Commercial business	758	---	---	--	45
Total Charge-offs	804	15	43	146	129
Recoveries:
One- to four-family	---	---	---	3	---
Consumer	---	5	3	7	6
Total recoveries	---	5	3	10	6

Net charge-offs	804	10	40	136	123
Additions charged to operations	120	144	444	700	1,225
Balance at end of period	$ 894	$1,028	$1,432	$1,996	$3,098

Net charge-offs to average loans outstanding	0.37%	---%	0.02%	0.05%	0.05%

Allowance for loan losses to non-performing assets	90.03%	104.48%	51.83%	55.61%	67.55%

Allowance for loan losses to net loans at end of period	0.40%	0.41%	0.59%	0.72%	1.12%

NEXT PAGE

            The allocation of our allowance for losses on loans at the dates indicated is summarized as follows:

	1999			2000			2001			2002			2003
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

Real estate:
One- to four- family	$185	$128,718	56.36%	$ 247	$142,249	55.75%	$501	$131,472	52.68%	$698	$144,086	50.54%	$ 815	$131,562	45.68%
Multi-family	146	28,870	12.64	142	28,032	10.99	166	29,036	11.63	180	35,381	12.41	225	38,045	13.21
Commercial real estate	158	31,010	13.58	207	35,337	13.85	187	35,754	14.32	325	46,295	16.24	500	50,906	17.68
Land and land development	50	6,654	2.91	78	7,980	3.13	201	8,856	3.55	362	11,064	3.88	372	12,242	4.25
Construction	26	13,038	5.71	36	18,047	7.07	33	18,698	7.49	33	18,188	6.38	651	21,389	7.43
Consumer	84	16,133	7.06	105	17,969	7.04	134	17,679	7.08	193	18,918	6.64	145	21,530	7.48
Commercial business.	50	3,974	1.74	70	5,531	2.17	60	8,049	3.22	163	11,147	3.91	107	12,310	4.27
Unallocated	195	---	---	143	---	---	150	---	---	42	---	---	283	---	---
Total	$894	$228,397	100.00%	$1,028	$255,145	100.00%	$1,432	$249,544	100.00%	$1,996	$285,079	100.00%	$3,098	$287,984	100.00%

NEXT PAGE

Investment Activities

            We must maintain minimum levels of securities that qualify as liquid assets under the Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2003 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 7.44%. Our level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

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

            The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2003, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by the U.S. Government and its agencies.

NEXT PAGE

	December 31,
	2001		2002		2003
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total

Debt securities:
Federal agency obligations	$ 2,618	22.17%	$ 4,860	34.73%	$ 6,579	40.36%
Municipal bonds	4,129	34.96	5,352	38.24	5,793	35.54
Corporate bonds	1,538	13.02	---	---	---	---
Subtotal	8,285	70.15	10,212	72.97	12,372	75.90

Other:
Federal Home Loan Bank stock	3,525	29.85	3,782	27.03	3,928	24.10
Total debt securities and Federal Home Loan Bank stock	$11,810	100.00%	$13,994	100.00%	$16,300	100.00%

Average remaining life of debt securities	2.04 years		1.52 years		2.15 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$ 12,314	100.00%	$14,357	100.00%	$7,491	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$ 802	32.76%	$613	39.12%	$ 429	25.57%
Freddie Mac certificates	1,646	67.24	954	60.88%	1,249	74.43
Total mortgage-backed securities	$ 2,448	100.00%	$1,567	100.00%	$1,678	100.00%

NEXT PAGE

            The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2003. Expected maturities will differ from contractual maturities because issues have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2003, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2003
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities

	(Dollars in Thousands)

Federal agency obligations	$5,108	$1,471	$ ---	$ ---	$6,579
Municipal bonds	1,753	2,030	1,788	222	5,793
Corporate bonds	---	---	---	---	---
Fannie Mae certificates	---	429	---	---	429
Freddie Mac certificates	---	1,249	---	---	1,249
Total investment securities	$6,861	$5,179	$1,788	$ 222	$14,050

Weighted average yield	4.17%	3.44%	4.23%	6.00%	3.94%

Sources of Funds

            General. Our primary source of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

            Deposits. We offer a variety of deposit accounts. Our deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts. In addition, we periodically solicit broker-originated certificates of deposit when issues are available that meet our interest rate and liquidity needs. Brokered deposits at December 31, 2003 totaled $19.7 million. We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

NEXT PAGE

            The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2001	2002	2003
	(Dollars in Thousands)

Opening balance	$ 189,700	$ 195,952	$ 221,590
Deposits	1,121,628	1,219,366	1,272,494
Withdrawals	(1,122,550)	(1,198,505)	(1,272,569)
Interest credited	7,174	4,777	3,970

Ending balance	$195,952	$221,590	$ 225,485

Net increase (decrease)	$6,252	$25,638	$ 3,895

Percent increase (decrease)	3.30%	13.08%	1.76%

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.
	December 31,
	2001		2002		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transaction and Savings Deposits:
Noninterest-bearing	$10,233	5.22%	$16,265	7.34%	$ 14,570	6.46%
Savings accounts (0.50% - 0.75% at December 31, 2003)	16,449	8.39	18,258	8.24	19,630	8.70
NOW Accounts (0.00% - 0.50% at December 31, 2003)	25,560	13.05	27,807	12.55	28,515	12.64
Money Market Accounts (1.0% - 1.65% at December 31, 2003)	10,096	5.15	11,255	5.08	14,728	6.53
Total Non-Certificates	62,338	31.81	73,585	33.21	77,443	34.34

Certificates:

0.00 - 1.99%	---	---	---	---	46,716	20.71
2.00 - 3.99%	47,228	24.10	95,194	49.96	64,792	28.73
4.00 - 5.99%	49,295	25.15	47,727	21.53	36,403	16.14
6.00 - 7.99%	37,091	18.92	5,084	2.29	131	0.06
8.00 - and greater	---	---	---	---	---	---
Total certificates	133,614	68.17	148,005	66.78	148,042	65.64
Accrued interest	41	0.02	37	0.01	37	0.02
Total deposits	195,993	100.00%	$221,627	100.00%	$225,523	100.00%

            The following table shows rate and maturity information for our certificates of deposit as of December 31, 2003.

NEXT PAGE

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:	(Dollars in Thousands)

March 31, 2004	$17,848	$ 3,371	$ 3,138	$ 6	$ 24,363	16.46%
June 30, 2004	15,158	6,447	1,519	1	23,125	15.62
September 30, 2004	7,549	5,539	705	-	13,793	9.32
December 31, 2004	2,059	2,934	803	-	5,796	3.92
March 31, 2005	928	3,348	3,063	-	7,339	4.96
June 30, 2005	1,081	2,075	3,858	10	7,024	4.74
September 30, 2005	927	3,415	224	100	4,666	3.15
December 31, 2005	392	5,868	54	0	6,314	4.27
March 31, 2006	484	5,167	56	0	5,707	3.85
June 30, 2006	290	1,713	545	0	2,548	1.72
September 30, 2006	0	838	1,060	0	1,898	1.28
December 31, 2006	0	2,535	3,312	0	5,847	3.95
Thereafter	0	21,542	18,066	14	39,622	26.76

Total	$46,716	$64,792	$36,403	$ 131	$148,042	100.00%

Percent of total	31.56%	43.76%	24.59%	0.09%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2003:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$14,757	$12,479	$14,366	$49,769	$ 91,371

Certificates of deposit of $100,000 or more	8,461	8,377	3,192	30,196	50,226

Public funds	1,146	2,269	2,030	1,000	6,445

Total certificates of deposit	$24,364	$23,125	$19,588	$80,965	$148,042

            Borrowings. Our other available sources of funds include borrowings from the Federal Home Loan Bank of Indianapolis and other borrowings. As a member of the Federal Home Loan Bank of Indianapolis, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for borrowings from the Federal Home Loan Bank. Each Federal Home Loan

NEXT PAGE

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

Subsidiaries and Other Activities

            Lafayette Savings owns a service corporation, L.S.B. Service Corporation. In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10 year commitment totaling $500,000. During 2003, L.S.B. Service Corporation received a $49,000 tax credit related to its investment in the project and recorded net income of $0. At December 31, 2003, our total investment in L.S.B. Service Corporation was $484,000.

            Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996. Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997. At December 31, 2003, our total investment in Lafayette Insurance and Investments, Inc. was $23,000. During 2002, Lafayette Insurance and Investments, Inc. became inactive and remained so in 2003.

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

            There are 17 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market and mortgage loans in Tippecanoe County to both be approximately 11%.

NEXT PAGE

Regulation

            General. Lafayette Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation, primarily by the Office of Thrift Supervision, and oversight extending to all our operations. Lafayette Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the thrift holding company of Lafayette Savings, LSB Financial also is subject to federal regulation and oversight by the Office of Thrift Supervision.

            The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. FDIC-insured institutions are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980's. For the first quarter of 2004, the rate established by the FDIC for this purpose is 1.54 basis points per dollar of SAIF deposits and BIF deposits.

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

            Lafayette Savings' general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2003, our lending limit under this restriction was $4.4 million.

            Regulatory Capital Requirements. To be considered adequately capitalized, under the prompt corrective action regulations, a savings association must maintain the following capital ratios: a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 4% (unless its supervisory condition allows a 3% ratio), a Tier 1 risk-based ratio (the ratio of Tier 1 capital to risk-weighted assets) of at least 4%, and a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 8%. Total capital consists of Tier 1 and Tier 2 capital.

            Tier 1 capital generally consists of common stockholders equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2003, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $1.4 million.

NEXT PAGE

            To determine the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

            To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2003, Lafayette Savings qualified as well capitalized, with a leverage ratio of 8.4%, a Tier 1 risk-based capital ratio of 11.1% and a total risk-based capital ratio of 12.1%. The OTS may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

            Under the prompt corrective action regulations, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are authorized, and under certain circumstances required, to take certain actions against a savings association that is not at least adequately capitalized. Such an association must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. For a savings association controlled by a holding company, the capital restoration plan must include a guarantee by the holding company limited to the lesser of 5% of the association's assets when it failed the "adequately capitalized" standard or the amount needed to satisfy the plan, and, in the event of the bankruptcy of the holding company, the guaranty would have priority over the claims of general creditors. Additional and more stringent restrictions may be applicable, depending on the financial condition of the association and other circumstances. If an association becomes critically undercapitalized, because it has a ratio of tangible equity to total assets of 2% or less, appointment of a receiver or conservator may be required.

            Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

            A savings association that is a subsidiary of a holding company, such as Lafayette Savings, may make a capital distribution with prior notice to the Office of Thrift Supervision, in an amount that does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) if the savings association has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well capitalized following the proposed distribution. All other institutions or those seeking to exceed the noted amounts must obtain OTS approval of an application for a capital distribution before making the distribution.

            Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may

NEXT PAGE

maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2003, Lafayette Savings met the test.

            Any savings institution that fails to meet the qualified thrift lender test must either convert to a national bank, or restrict its branching rights, new activities and investments and dividends to those permissible for a national bank. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

            Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital and are subject to collateralization requirements. Affiliates of Lafayette Savings include LSB Financial, Inc. and any company which is under common control with Lafayette Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of an affiliate. The Office of Thrift Supervision has the discretion to further restrict transactions of a savings associations with an affiliate on a case-by-case basis.

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

            LSB Financial generally is not subject to activity restrictions. If LSB Financial acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than Lafayette Savings or any other savings institution) would generally become subject to additional restrictions.

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

NEXT PAGE

minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

            A portion of our reserves for losses on loans which are presented on the statement of financial condition as retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2003, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.

            We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting. We have not been audited by the IRS during the last five fiscal years.

            Indiana Taxation. The State of Indiana imposes an 8.5% franchise tax on corporations transacting the business of a financial institution in Indiana. Included in the definition of corporation's transacting the business of a financial institution in Indiana are holding companies of thrift institutions, as well as thrift institutions. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

Employees

            At December 31, 2003, we had a total of 99 employees, including 10 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.   Description of Property

            We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana. We own our main office and three branch offices. The fourth branch office is leased with the term of the lease expiring in 2004. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2003 was approximately $7.1 million. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

            We maintain an on-line data base of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2003 was $593,000.

Item 3.   Legal Proceedings

            We are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel

NEXT PAGE

representing us in the proceedings, that the resolution of any prior and pending proceedings should not have a material effect on our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

            Inside back cover of our 2003 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference.* In addition, the "Equity Compensation Plan Information" contained in Part III, Item 11 of this Form 10-KSB is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation

            Pages 4 through 17 of our 2003 Annual Report to Stockholders attached to this document as Exhibit 13 are incorporated herein by reference.* In addition, the "Equity Compensation Plan Information" contained in Part III, Item 11 of this Form 10-KSB is incorporated herein by reference.

Item 7.   Financial Statements

            Pages 19 through 44 of our 2003 Annual Report to Stockholders attached to this document as Exhibit 13 are incorporated herein by reference.*

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

            There has been no Current Report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 8A.   Controls and Procedures

            An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")), as of December 31, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that

NEXT PAGE

occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting.

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

_____________
*With the exception of the aforementioned information, LSB Financial Corp.'s Annual Report to Stockholders for the year ended December 31, 2003, is not deemed filed as part of this Annual Report on Form 10-KSB.

NEXT PAGE

PART III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

Directors and Executive Officers

            Information concerning LSB Financial Directors and Executive Officers are incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

            To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2004 under the caption "Share Ownership of LSB Financial Corp. Common Stock -- Section 16(a) Beneficial Ownership Reporting Compliance" incorporated herein by reference and a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

            On February 23, 2004, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-KSB.

Item 10.   Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

            Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	125,283	$10.84	34,746(1)
Equity compensation plans not approved by security holders	---	---	---

___________
(1) Includes 26,129 shares available for future grants under LSB Financial Corp's stock option plan and 8,617 shares available for future grants under LSB Financial's restricted stock plan.

Item 12.   Certain Relationships and Related Transactions

            Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.   Exhibits and Reports on Form 8-K

            (a) Exhibits:

            See Index To Exhibits.

            (b) Reports on Form 8-K:

            No reports on Form 8-K have been "filed" during the three-month period ended December 31, 2003.

Item 14.   Principal Accountant Fees and Services

            Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2004, a copy of which will be filed no later than 120 days after the close of the fiscal year.

NEXT PAGE

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP.
Date: March 30, 2004	By:	/s/ Randolph F. Williams Randolph F. Williams, President, Chief Executive Officer and Director (Duly Authorized Representative)

            In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck Mariellen M. Neudeck, Chairman of the Board	/s/ Randolph F. Williams Randolph F. Williams, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)
Date: March 30, 2004	Date: March 30, 2004
/s/ Harry A. Dunwoody Harry A. Dunwoody, Senior Vice President and Director	/s/ James A. Andrew James A. Andrew, Director
Date: March 30, 2004	Date: March 30, 2004
/s/ Philip W. Kemmer Philip W. Kemmer, Director	/s/ Peter Neisel Peter Neisel, Director
Date: March 30, 2004	Date: March 30, 2004

NEXT PAGE

/s/ Jeffrey A. Poxon Jeffrey A. Poxon, Director	/s/ Thomas R. McCully Thomas R. McCully, Director
Date: March 30, 2004	Date: March 30, 2004
/s/ Charles W. Shook Charles W. Shook, Director	/s/ Mary Jo David Mary Jo David, Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)
Date: March 30, 2004	Date: March 30, 2004

NEXT PAGE

INDEX TO EXHIBITS
Regulation S-K Exhibit Number	Document

3.1	Articles of Incorporation, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Bylaws, as amended and restated, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Severance Agreement by and between the Registrant's operating subsidiary and John W. Corey, filed on September 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.

10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.4	Employment Agreement by and between the Registrant and Randolph F. Williams, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25070), is incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB).

13	Annual Report to Security Holders
14	Code of Ethics
NEXT PAGE

Regulation S-K Exhibit Number	Document

21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-25070), is incorporated herein by reference.
23	Consent of Independent Auditors
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications