Form 10QSB
period 2004-03-31
LSB FINANCIAL CORP
filed 2004-05-13
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)
101 Main Street, Lafayette, Indiana (Address or principal executive offices)	47902 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT MAY 12, 2004
Common stock, par value $.01 per share	1,363,176

       Transitional Small Business Disclosure Format: YES [  ] NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

NEXT PAGE

LSB FINANCIAL CORP. CONSOLDATED BALANCE SHEETS (Dollars in thousands)

	March 31, 2004 (unaudited)	December 31, 2003

Assets

Cash and due from banks	$1,804	$1,906
Short-term investments	12,463	7,491

Cash and cash equivalents	14,267	9,397

Securities available-for-sale	12,748	14,050
Loans held for sale	1,024	803
Total loans	288,566	279,861
Less: Allowance for loan losses	(2,653)	(3,098)

Net loans	285,913	276,763

Premises and equipment, net	7,013	7,110
FHLB stock, at cost	3,977	3,928
Bank owned life insurance	2,887	2,861
Accrued interest receivable and other assets	4,336	4,360

Total Assets	332,165	319,272

Liabilities and Shareholders' Equity

Liabilities
Deposits	237,264	225,485
Advances from FHLB	64,851	64,851
Accrued interest payable and other liabilities	1,693	1,209

Total liabilities	303,808	291,545

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	8,075	8,020
Retained earnings	20,364	19,841
Unearned ESOP shares	(145)	(159)
Unamortized cost of recognition and retention plan	(73)	(80)
Accumulated other comprehensive income	122	91

Total shareholders' equity	28,357	27,727

Total liabilities and shareholders' equity	$332,165	$319,272

Book value (shareholder's equity) per share	$21.27	$19.63

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2004	2003

Interest Income
Loans, including related fees	$4,492	$4,790
Securities available-for-sale	119	143
FHLB stock	50	54

Total interest income	4,661	4,987

Interest Expense
Deposits	1,237	1,354
Borrowings	756	923

Total interest expense	1,993	2,277

Net interest income	2,668	2,710
Provision for loan losses	125	250

Net interest income after provision for loan losses	2,543	2,460

Noninterest Income
Service charges and fees	211	222
Net gain on mortgage loans originated for sale	128	565
Gain on sale of securities	0	0
Other income	175	(34)

Total noninterest income	514	753

Noninterest Expense
Salaries and benefits	1,062	1,085
Occupancy and equipment, net	293	301
Computer service	95	92
Advertising	78	121
Other	334	316

Total noninterest expense	1,862	1,915

Income before income taxes	1,195	1,298
Less: income taxes	475	513

Net income	$720	$785

Earnings per share	$0.54	$0.59
Diluted Earnings per share	$0.52	$0.57

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands) (Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2003	$14	$8,100	$17,550	($218)	($109)	$165	$25,502
Exercise of stock options		6					6
ESOP shares earned		36		15			51
RRP expense					7		7
Treasury stock acquired and retired		(317)					(317)
Dividends paid			(170)				(170)
Comprehensive income
Net income			785				785
Change in unrealized gain/(loss)						(24)	(24)
Total comprehensive income							761

Balance at March 31, 2003	14	7,825	18,165	(203)	(102)	141	25,840

Balance at January 1, 2004	14	8,020	19,841	(159)	(80)	91	27,727
Exercise of stock options		7					7
ESOP shares earned		48		14			62
RRP expense					7		7
Treasury stock acquired and retired							0
Dividends paid			(197)				(197)
Comprehensive income
Net income			720				720
Change in unrealized gain/(loss)						31	31
Total comprehensive income							751

Balance at March 31, 2004	$14	$8,075	$20,364	($145)	($73)	$122	$28,357

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
	For the three months ended March 31,
	2004	2003

Cash Flows from Operating Activities
Net Income	$720	$785
Adjustments to reconcile net income to net cash from operating activities
Depreciation	122	159
Net amortization/(accretion) on securities	46	25
Provision for loan losses	125	250
Gain on sale of securities	0	0
Federal Home Loan Bank stock dividend	(49)	0
Employee stock ownership plan shares earned	62	51
Change in assets and liabilities
Loans originated for sale, net of sales proceeds	(221)	3,546
Accrued interest receivable and other assets	(312)	(1,028)
Accrued interest payable and other liabilities	781	924

Net cash from operating activities	1,274	4,712

Cash Flows from Investing Activities
Proceeds from paydowns and maturities of securities available-for-sale	1,307	1,794
Purchases of securities available-for-sale	(0)	(1,531)
Proceeds from sales of securities available-for-sale	0	0
Purchase of Federal Home Loan Bank stock	0	0
Loans made to customers net of payments received	(9,275)	10,725
Purchase of life insurance policies	0	0
Purchase of premises and equipment	(25)	(204)

Net cash from investing activities	(7,993)	10,784

Cash Flows from Financing Activities
Net change in deposits	11,779	(1,890)
Proceeds from Federal Home Loan Bank advances	3,000	2,000
Payments on Federal Home Loan Bank advances	(3,000)	(5,000)
Dividends paid	(197)	(170)
Stock options exercised	7	6
Repurchase of stock	0	(317)

Net cash from financing activities	11,589	(5,371)

Net change in cash and equivalents	4,870	10,125
Cash and equivalents at January 1	$9,397	$15,984

Cash and equivalents at March 31	$14,267	$26,109

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

Stock Options: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost for stock options is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No.123, Accounting for Stock-Based Compensation.

	2004	2003
Net income as reported	$720	$785
Deduct: Stock-based compensation expense determined under fair value based method	(4)	(6)
Pro forma net income	716	779

Basic earnings per share as reported	.54	.59
Pro forma basic earnings per share	.54	.59
Diluted earnings per share as reported	.52	.57
Pro forma diluted earnings per share	.52	.57

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB, and Lafayette Savings' wholly owned subsidiaries,

NEXT PAGE

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

	Quarter ended March 31
	2004	2003
Weighted average shares outstanding (excluding unearned ESOP shares)	1,331,799	1,322,861
Shares used to compute diluted earnings per share	1,392,839	1,373,074
Earnings per share	$0.54	$0.59
Diluted earnings per share	$0.52	$0.57

NEXT PAGE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

            Comparison of Financial Condition at March 31, 2004 and December 31, 2003.

            Our total assets increased $12.9 million or 4.04% during the three months from December 31, 2003 to March 31, 2004. This increase was primarily due to a $9.4 million increase in total net loans. Management attributes the increase in loans primarily to rising interest rates to which borrowers' responded by selecting lower rate, adjustable rate mortgage products which we keep in our portfolio. The increase in assets was funded by a $11.8 million increase in deposits. Management attributes the increase in deposits to its success in attracting borrowers to its CD products as well as to the purchase of brokered deposits as needed to provide funding or to improve our interest rate risk position. Shareholders' equity increased from $27.7 million at December 31, 2003 to $28.4 million at March 31, 2004, an increase of $630,000, due primarily to net income, offset in part by the payment of a cash dividend.

            Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $4.6 million at December 31, 2003 to $5.6 million at March 31, 2004. Non-performing loans at March 31, 2004 consisted of $2.7 million of loans on residential real estate, $2.2 million of loans on land or commercial property, $112,000 of commercial business loans and $67,000 of non-accruing consumer loans. Non-performing assets also include $666,000 in foreclosed assets. At March 31, 2004, our allowance for loan losses equaled 0.92% of total loans (including loans held for sale) compared to 1.10% at December 31, 2003. Non-performing assets as a percentage of the allowance for loan losses at March 31, 2004 totaled 47.24% compared to 67.55% at December 31, 2003, and 53.19% of non-performing loans at March 31, 2004 compared to 72.96% at December 31, 2003. Our non-performing assets equaled 1.70% of total assets at March 31, 2004 compared to 1.44% at December 31, 2003. Non-performing assets totaling $570,000 were charged off in the first three months of 2004. These charge offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgements of information available at the time of their examination.

NEXT PAGE

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003.

            General. Net income for the three months ended March 31, 2004 was $720,000, a decrease of $65,000 or 8.28%, over the three months ended March 31, 2003. This decrease was primarily due to a $437,000 decrease in the gain on sale of loans due to the decreased originations and refinancings of fixed- rate mortgage loans and the sale of such loans on the secondary market caused by an increase in mortgage rates. This decrease was partially offset by a $198,000 increase in other non-interest income, a $125,000 decrease in the provision for loan losses, a $53,000 decrease in non-interest expenses, and a $38,000 decrease in taxes on income.

            Net Interest Income. Net interest income for the three months ended March 31, 2004 decreased $42,000, or 1.55%, over the same period in 2003. This decrease was primarily due to lower yields on interest earning assets, which have repriced. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.59% for the three months ended March 31, 2003 to 3.42% for the three months ended March 31, 2004. The decrease in net interest margin is primarily the result of the sustained period of low market interest rates which decreased the average rate earned on interest earning assets from 6.61% for the three months ended March 31, 2003 to 5.98% for the three months ended March 31, 2004. The decrease in the net interest margin was partially offset by a $9.9 million increase in average balance of interest earning assets.

            Interest income on loans decreased $298,000 or 6.22% for the three months ended March 31, 2004 compared to the same three months in 2003. This decrease was the result of a decrease in the average yield on loans from 7.17% for the first three months of 2003 to 6.34% for the first three months of 2004, due to lower interest rates in the economy, partially offset by a $16.3 million increase in average loans outstanding. The increase in the loan portfolio was due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages and initiate other real estate related purchases. The increase in interest rates triggered interest in lower rate, adjustable rate mortgage products which we typically hold in our loan portfolio.

            Interest earned on other investments and Federal Home Loan Bank stock decreased by $28,000 for the three months ended March 31, 2004 compared to the same period in 2003. This was the result of a decrease in average balances of $6.5 million partially offset by an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.26% for the first three months of 2003 to 2.38% over the same period in 2004. The yield increase was generally due to the decrease in lower yielding short-term investments as those funds were reinvested into longer term loans or investments.

            Interest expense for the three months ended March 31, 2004 decreased $284,000, or 12.47%, over the same period in 2003. This decrease was due to a decrease in the average rate paid on interest bearing liabilities from 3.17% for the first three months of 2003 to 2.68% for the first three months of 2004 despite a $10.3 million increase in average interest-bearing liabilities. Additionally

NEXT PAGE

some Federal Home Loan Bank advances matured and were replaced with Federal Home Loan Bank advances with a lower cost.

            Provision for Loan Losses. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes consideration of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, delinquencies and industry standards. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

            Our analysis of the loan portfolio begins at the time the loan is originated, when each loan is assigned a risk rating. If the loan is a commercial credit, the borrower will also be assigned a similar rating. Loans that continue to perform as agreed will be included in one of ten non-classified loan categories. Portions of the allowance are allocated to loan portfolios in the various risk grades, based upon a variety of factors including, historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. Loans no longer performing as agreed are assigned a lower risk rating, eventually resulting in their being regarded as classified loans. A collateral re-evaluation is completed on all classified loans. This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. These components are added together and compared to the balance of our allowance at the evaluation date.

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

            The provision for loan losses for the three months ended March 31, 2004 was $125,000 compared to $250,000 for the same period in 2003. The decrease in the provision in 2004 was based on our analysis of our loan portfolios which led us to believe the lower provision would be adequate to absorb probable incurred losses in the loan portfolio. At March 31, 2004 our allowance for losses equaled 0.93% of net loans receivable and 53.19% of non-performing loans compared to 1.12% and 72.96% at December 31, 2003, respectively.

            Non-Interest Income. Non-interest income for the three months ended March 31, 2004 decreased by $239,000, or 31.74%, compared to the same period in 2003. This was primarily due to a $437,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from decreased sales due to the rising interest rate environment beginning in the fourth quarter of 2003. This decrease was partially offset by a $198,000 increase in other income, primarily the result of a $179,000 increase in mortgage loan servicing fees. This increase was caused by a $151,000

NEXT PAGE

decrease in the amortization and write down of mortgage servicing rights and a $28,000 increase in servicing fees on our loan servicing portfolio. Mortgage servicing rights represent the allocated value of servicing rights retained on loans sold. The value is the net present value of the expected servicing fee income over the life of a loan and is recorded at the time the loan is sold. It is amortized to expense over the expected life of the loan and offsets the monthly service fee recorded in other income. Management monitors the prepayment of sold loans and adjusts the amortization of the originated servicing right asset to recognize the repayment and prepayment of sold loans and to assure that the balance does not exceed the expected fair value of the servicing right asset. Amortization and write downs on servicing rights was $151,000 less during the first three months of 2004 compared to 2003 due to decreased prepayments and an increase in the fair value of servicing rights. The fair market value of servicing rights increased due to the rising interest rate environment beginning in the last quarter of 2003, as the expected life of the servicing asset increased as borrowers become less likely to refinance their mortgages.

            Non-Interest Expense. Non-interest expense for the three months ended March 31, 2004 decreased $53,000 over the same period in 2003, due primarily to a $23,000 decrease in salaries, primarily commissions payable on loan origination and processing activity, and a $43,000 decrease in advertising.

            Income Tax Expense. Our income tax provision decreased by $38,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to the decrease in income before income taxes.

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

            Our current internal policy for liquidity requires minimum liquidity of 6.0% of total assets. Liquidity is defined as cash and salable investment securities with terms up to five years divided by deposits and Federal Home Loan Bank advances with a remaining maturity of one year or less. Our liquidity ratios at December 31, 2003 and March 31, 2004 were 7.44% and 9.49%, respectively compared to a regulatory liquidity base, and 5.26% and 6.76% compared to total assets at the end of each period.

            We anticipate that we will have sufficient funds available to meet current funding commitments. At March 31, 2004, we had outstanding commitments to originate loans and available lines of credit totaling $91.7 million and commitments to provide funds to complete current construction projects in the amount of $10.5 million. In addition we had commitments to sell $6.8

NEXT PAGE

million of fixed rate residential loans. Certificates of deposit which will mature in one year or less at March 31, 2004 totaled $71.4 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. At March 31, 2004, $26.7 million of our deposits were in brokered deposits, $700,000 of which will mature in one year or less. These deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $13.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

            Capital Resources. Shareholders' equity totaled $28.4 million at March 31, 2004 compared to $27.7 million at December 31, 2003, an increase of $630,000 or 2.27%, due primarily to net income of $720,000, offset by $197,000 of cash dividends paid to shareholders.

            Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2003 and March 31, 2004, Lafayette Savings Bank was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2003 and March 31, 2004 are presented below:

NEXT PAGE

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2004
Total Capital (to risk-weighted assets)	$29,968	11.84%	$20,247	8.00%	$25,309	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	27,655	10.93%	10,124	4.00%	15,186	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	27,655	8.32%	9,967	3.00%	16,612	5.00%
Tangible Capital (to adjusted assets)	27,655	8.32%	4,986	1.50%	N/A	N/A
As of December 31, 2003
Total Capital (to risk-weighted assets)	$29,348	12.10%	$19,408	8.00%	$24,260	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	26,830	11.06%	9,704	4.00%	14,556	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	26,830	8.40%	9,577	3.00%	15,962	5.00%
Tangible Capital (to adjusted assets)	26,830	8.40%	4,789	1.50%	N/A	N/A

Disclosure regarding Forward-Looking Statements

            This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption Management's Discussion of Recent Operating Results in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

NEXT PAGE

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

NEXT PAGE

Item 3. CONTROLS AND PROCEDURES.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")), as of March 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting.

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

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

LSB FINANCIAL CORP. (Registrant)
Date May 13, 2004	/S/RANDOLPH F. WILLIAMS Randolph F. Williams, President (Principal Executive Officer)
Date May 13, 2004	/S/MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Registrant's Articles of Incorporation, filed on March 21, 1994, as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Registrant's Bylaws, as amended and restated, filed as Exhibit 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on March 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.2	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.3	Employment Agreement by and between the Registrant and Randolph F. Williams, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25070), is incorporated by reference.

11	Statement re computation of per share earnings
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications