Form 10QSB
period 2004-06-30
LSB FINANCIAL CORP
filed 2004-08-13
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO  [  ]

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT JULY 31, 2004
Common stock, par value $.01 per share	1,363,176

       Transitional Small Business Disclosure Format: YES [  ] NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands except for per share data)

	June 30, 2004 (unaudited)	December 31, 2003
Assets

Cash and due from banks	$ 1,804	$ 1,906
Short-term investments	7,051	7,491

Cash and cash equivalents	8,855	9,397

Securities available-for-sale	11,114	14,050
Loans held for sale	1,332	803
Total loans	305,959	279,861
Less: Allowance for loan losses	(2,718)	(3,098)

Net loans	303,241	276,763

Premises and equipment, net	6,874	7,110
FHLB stock, at cost	4,022	3,928
Bank owned life insurance	2,912	2,861
Accrued interest receivable and other assets	4,363	4,360

Total Assets	$ 342,713	$ 319,272

Liabilities and Shareholders' Equity

Liabilities
Deposits	$ 242,208	$ 225,485
Advances from FHLB	70,351	64,851
Accrued interest payable and other liabilities	1,250	1,209

Total liabilities	313,809	291,545

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	8,193	8,020
Retained earnings	20,927	19,841
Unearned ESOP shares	(131)	(159)
Unamortized cost of recognition and retention plan	(65)	(80)
Accumulated other comprehensive income (loss)	(34)	91

Total shareholders' equity	28,904	27,727

Total liabilities and shareholders' equity	$ 342,713	$ 319,272

Book value (shareholder's equity) per share	$ 21.54	$ 20.85

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Dollars in thousands, except per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Interest Income
Loans, including related fees	$ 4,608	$ 4,385	$ 9,100	$ 9,175
Securities available-for-sale	112	177	231	321
FHLB stock	40	50	90	104

Total interest income	4,760	4,612	9,421	9,600

Interest Expense
Deposits	1,303	1,313	2,539	2,667
Borrowings	766	853	1,523	1,777

Total interest expense	2,069	2,166	4,062	4,444

Net interest income	2,691	2,446	5,359	5,156
Provision for loan losses	125	450	250	700

Net interest income after provision for loan losses	2,566	1,996	5,109	4,456

Noninterest Income
Service charges and fees	223	217	435	439
Net gain on mortgage loans originated for sale	139	515	266	1,080
Gain on sale of securities	11	0	11	0
Other income	229	100	404	67

Total noninterest income	602	832	1,116	1,586

Noninterest Expense
Salaries and benefits	1,081	1,107	2,142	2,192
Occupancy and equipment, net	338	259	631	560
Computer service	94	75	190	167
Advertising	104	72	182	194
Other	440	290	774	606

Total noninterest expense	2,057	1,803	3,919	3,719

Income before income taxes	1,111	1,025	2,306	2,323
Less: income taxes	357	400	832	913

Net income	$ 754	$ 625	$ 1,474	$ 1,410

Total comprehensive income	$ 598	$ 698	$ 1,349	$ 1,459

Earnings per share	$ 0.56	$ 0.47	$ 1.10	$ 1.06
Diluted Earnings per share	$ 0.54	$ 0.45	$ 1.06	$ 1.02

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands) (Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2003	$14	$8,100	$17,550	($218)	($109)	$165	$25,502
Exercise of stock options		65					65
ESOP shares earned		78		30			108
RRP expense					14		14
Treasury stock acquired and retired		(317)					(317)
Dividends paid			(329)				(329)
Comprehensive income
Net income			1,410				1,410
Change in unrealized gain/(loss)						49	49
Total comprehensive income							1,459

Balance at June 30, 2003	$14	$7,926	$18,631	($188)	($95)	$214	$26,502

Balance at January 1, 2004	$14	$8,020	$19,841	($159)	($80)	$91	$27,727
Exercise of stock options		80					80
ESOP shares earned		93		28			121
RRP expense					15		15
Dividends paid			(388)				(388)
Comprehensive income
Net income			1,474				1,474
Change in unrealized gain/(loss)						125	125
Total comprehensive income							1,348

Balance at June 30, 2004	$14	$8,193	$20,927	($131)	($65)	($34)	$28,904

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
	For the 6 months ended June 30,
	2004	2003

Cash Flows from Operating Activities
Net Income	$ 1,474	$ 1,410
Adjustments to reconcile net income to net cash from operating activities
Depreciation	286	283
Net amortization/(accretion) on securities	172	78
Gain on sale of securities	(11)	0
Provision for loan losses	250	700
Federal Home Loan Bank stock dividend	(94)	(50)
Employee stock ownership plan shares earned	121	108
Change in assets and liabilities
Loans originated for sale, net of sales proceeds	(529)	4,505
Accrued interest receivable and other assets	45	(980)
Accrued interest payable and other liabilities	41	(274)

Net cash provided by operating activities	1,755	5,780

Cash Flows from Investing Activities
Proceeds from paydowns and maturities of securities available-for-sale	2,594	2,557
Purchases of securities available-for-sale	(1,383)	(8,908)
Proceeds from sales of securities available-for-sale	1,355	0
Loans made to customers net of payments received	(26,728)	12,968
Purchase of premises and equipment	(51)	(294)

Net cash (used in) provided by investing activities	(24,213)	6,323

Cash Flows from Financing Activities
Net change in deposits	16,723	395
Proceeds from Federal Home Loan Bank advances	17,500	2,000
Payments on Federal Home Loan Bank advances	(12,000)	(11,000)
Dividends paid	(388)	(329)
Stock options exercised	80	65
Repurchase of stock	0	(317)

Net cash (used in) provided by financing activities	21,915	(9,186)

Net change in cash and equivalents	(543)	2,917
Cash and equivalents at January 1	9,397	15,984

Cash and equivalents at June 30	$ 8,855	$ 18,901

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004

Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.

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

	3 months ended June 30,		6 months ended June 30,
	2004	2003	2004	2003
Net income as reported	$754	$625	$1,474	$1,410
Deduct: Stock-based compensation expense determined under fair value based method	(5)	(3)	(9)	(9)
Pro forma net income	$749	$622	$1,465	$1,401
Basic earnings per share as reported	0.56	0.47	1.10	1.06
Pro forma basic earnings per share	0.56	0.47	1.10	1.06
Diluted earnings per share as reported	0.54	0.45	1.06	1.02
Pro forma diluted earnings per share	0.54	0.45	1.06	1.02

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB, and Lafayette Savings' wholly owned

NEXT PAGE

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

	Quarter ended June 30,		Year-to-Date June 30,
	2004	2003	2004	2003
Weighted average shares outstanding (excluding unearned ESOP shares)	1,338,990	1,334,136	1,335,384	1,321,629
Shares used to compute diluted earnings per share	1,393,504	1,386,845	1,391,236	1,372,158
Earnings per share	$0.56	$0.47	$1.10	$1.06
Diluted earnings per share	$0.54	$0.45	$1.06	$1.02

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

          All references in this quarterly report to "we," "us," "our," and the "Company" refer to LSB Financial Corp. and/or Lafayette Savings Bank, FSB, as the context requires.

Financial Condition

          Comparison of Financial Condition at June 30, 2004 and December 31, 2003.

          Our total assets increased $23.4 million or 7.34% during the six months from December 31, 2003 to June 30, 2004. This increase was primarily due to a $27.0 million increase in total net loans. Management attributes the increase in loans primarily to rising interest rates to which borrowers' responded by selecting lower rate, adjustable rate mortgage products which we keep in our portfolio. The increase in assets was primarily funded by a $16.7 million increase in deposits and a $5.5 million increase in borrowings.. Management attributes the increase in deposits to its success in attracting borrowers to its CD products as well as to the purchase of brokered deposits as needed to provide funding or to improve our interest rate risk position. Shareholders' equity increased from $27.7 million at December 31, 2003 to $28.9 million at June 30, 2004, an increase of $1.2 million, due primarily to net income, offset in part by the payment of a cash dividend.

          Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $4.6 million at December 31, 2003 to $5.6 million at June 30, 2004. Non-performing loans at June 30, 2004 consisted of $3.6 million of loans on residential real estate, $1.3 million of loans on land or commercial property, $22,000 of commercial business loans and $84,000 of non-accruing consumer loans. Non-performing assets also include $558,000 in foreclosed assets. At June 30, 2004, our allowance for loan losses equaled 0.88% of total loans (including loans held for sale) compared to 1.10% at December 31, 2003. Non-performing assets as a percentage of the allowance for loan losses at June 30, 2004 totaled 48.65% compared to 67.55% at December 31, 2003, and 54.05% of non-performing loans at June 30, 2004 compared to 72.96% at December 31, 2003. Our non-performing assets equaled 1.63% of total assets at June 30, 2004 compared to 1.44% at December 31, 2003. Non-performing assets totaling $641,000 were charged off in the first six months of 2004. These charge offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of

NEXT PAGE

additions to the allowance based upon their judgements of information available at the time of their examination.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2004 and June 30, 2003.

          General. Net income for the six months ended June 30, 2003 was $1.5 million, an increase of $64,000 or 4.54%, over the six months ended June 30, 2003. Net income for the quarter ended June 30, 2004 was $754,000, an increase of $129,000 or 20.64% over the comparable quarter in 2003. The increase in net income for the three and six month periods ended June 30, 2004, compared to the same periods the prior year were primarily the result of increases in net interest income, and decreases in the provision for loan losses based on a review of risk factors in the loan portfolio, and increases in other non-interest income, partially offset by decreases in the gain on the sale of loans due to the decreased originations and refinancings of fixed- rate mortgage loans and the sale of such loans on the secondary market for a gain, and increases in non-interest expense. The details of these changes are set forth below.

          Net Interest Income. Net interest income for the six months ended June 30, 2004 increased $203,000, or 3.94%, over the same period in 2003. This increase was primarily due to lower interest rates paid on interest bearing liabilities. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.43% for the six months ended June 30, 2003 to 3.36% for the six months ended June 30, 2004. The decrease in net interest margin is primarily the result of the sustained period of low market interest rates which decreased the average yield earned on interest earning assets from 6.39% for the six months ended June 30, 2003 to 5.90% for the six months ended June 30, 2004. The decrease in the yield earned on interest-earning assets was offset by a $19.9 million increase in average net interest earning assets. Net interest income for the second quarter of 2004 increased $245,000, or 10.02%, compared to the same period in 2003, also primarily due to lower rates paid on interest bearing liabilities. Our net interest margin increased from 3.27% to 3.29% from the second quarter of 2004 compared to the same period in 2003, with average interest-earning assets increasing from $289.8 million for the second quarter of 2003 to $326.8 million for the second quarter of 2004 compared to the same period the prior quarter.

          Interest income on loans decreased $75,000 or 0.82% for the six months ended June 30, 2004 compared to the same six months in 2003. This decrease was primarily the result of a decrease in the average yield on loans, from 6.95% for the first six months of 2003 to 6.24% for the first six months of 2003, due to lower interest rates in the economy, partially offset by a $27.7 million increase in average loans outstanding. The increase in the loan portfolio was due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages and initiate other real estate related purchases. The increase in interest rates triggered interest in lower rate, adjustable rate mortgage products which we typically hold in our

NEXT PAGE

loan portfolio. Interest income on loans increased $223,000 for the second quarter of 2004 compared to the second quarter of 2003 due primarily to the increase in average loans receivable.

          Interest earned on other investments and Federal Home Loan Bank stock decreased by $104,000 for the six months ended June 30, 2004 compared to the same period in 2003. This was primarily the result of a decrease of $8.9 million in average balances from the first six months of 2003 to the same period in 2004 as funds were reinvested into higher yielding loans. The yields over this period were largely unchanged. Interest income on other investments and Federal Home Loan Bank stock decreased $75,000 for the second quarter of 2004 compared to the second quarter of 2003 due to a decrease of $11.2 million in average balances and a decrease in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.38% for the second quarter of 2003 to 2.25% over the same period in 2004, as funds were held in short term investments in anticipation of loan funding needs.

          Interest expense for the six months ended June 30, 2004 decreased $382,000, or 8.60%, over the same period in 2003. This decrease was primarily due to a decrease in the average rate paid on interest bearing liabilities from 3.12% for the first six months of 2003 to 2.66% for the first six months of 2004 despite a $19.9 million increase in average interest-bearing liabilities. Almost all of the increase in average interest earning liabilities was in lower rate demand accounts and certificates of deposit rather than the higher rate, longer term Federal Home Loan Bank advances. Interest expense decreased $97,000 for the second quarter of 2004 from the same period in 2003 primarily due to a decrease in the average rate paid on average interest-bearing liabilities from 3.06% for the three month period in 2003 to 2.64% for the same period in 2004, offset by a $29.5 million increase in average interest-bearing liabilities for same period.

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

NEXT PAGE

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

          The provision for loan losses for the six months ended June 30, 2004 was $250,000 compared to $700,000 for the same period in 2003. The decrease in the provision in 2004 was based on our analysis of our loan portfolios which led us to believe the lower provision would be adequate to absorb probable incurred losses in the loan portfolio. At June 30, 2004 our allowance for losses equaled 0.88% of net loans receivable and 54.05% of non-performing loans compared to 1.10% and 72.96% at December 31, 2003, respectively.

          Non-Interest Income. Non-interest income for the six months ended June 30, 2004 decreased by $470,000, or 29.63%, compared to the same period in 2003. This was primarily due to a $814,000 decrease in the gain on the sale of mortgage loans in the secondary marketresulting from decreased sales due to the rising interest rate environment beginning in the fourth quarter of 2003. This decrease was partially offset by a $337,000 increase in other income, primarily the result of a $243,000 increase in mortgage loan servicing fees and a $51,000 increase in the value of our bank owned life insurance. This increase in servicing fees was caused by a $198,000 decrease and reduction in the valuation allowance and in the amortization and write down of mortgage servicing rights due to decreased prepayments, and a $45,000 increase in servicing fees on our loan servicing portfolio. Mortgage serving rights represent the allocated value of servicing rights retained on loans sold. The value is the net present value of the expected servicing fee income over the life of a loan and is recorded at the time the loan is sold. It is amortized to expense over the expected life of the loan and offsets the monthly service fee recorded in other income. Management monitors the prepayment of sold loans and adjusts the amortization of the originated servicing right asset to recognize the repayment and prepayment of sold loans and to assure that the balance does not exceed the expected fair value of the servicing right asset. Non-interest income for the second quarter of 2004 increased by $129,000 over the same period in 2003, and experienced the same types of changes set forth above.

          Non-Interest Expense. Non-interest expense for the six months ended June 30, 2004 increased $200,000 over the same period in 2003, due primarily to a $168,000 increase in 'other' non-interest expenses consisting primarily of expenses on foreclosed properties and real estate owned, as well as increased legal and accounting fees primarily the result of the increased costs of complying with new regulations. Non-interest expense for the second quarter of 2004 increased by $254,000 over the same period in 2003, due largely to factors mentioned above and

NEXT PAGE

an increase in the depreciation of furniture and fixtures due to a decrease in the expected life of software.

          Income Tax Expense. Our income tax provision decreased by $81,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the decrease in income before income taxes, and by the effect of an increase in tax credits due to increased enterprise zone lending, non-taxable income on our bank owned life insurance and a change in the income earned on Federal Home Loan Bank stock which is now paid in the form of a stock dividend on which tax payment is deferred to the period the stock is sold. Our income tax provision decreased by $43,000 for the second quarter of 2004 compared to the same periodin2003 primarily due to the same tax changes mentioned above.

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

          The OTS requires that the bank maintain a level of liquidity sufficient to insure the safety and soundness of the institution. Liquidity is defined as cash and salable investment securities with terms up to five years divided by deposits and Federal Home Loan Bank advances with a remaining maturity of one year or less. Our liquidity ratios at December 31, 2003 and June 30, 2004 were 7.44% and 7.28%, respectively compared to a regulatory liquidity base.

          We anticipate that we will have sufficient funds available to meet current funding commitments. At June 30, 2004, we had outstanding commitments to originate loans and available lines of credit totaling $69.0 million and commitments to provide funds to complete current construction projects in the amount of $8.0 million. In addition we had commitments to sell $5.3 million of fixed rate residential loans. Certificates of deposit which will mature in one year or less at June 30, 2004 totaled $71.3 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. At June 30, 2004, $35.3 million of the deposits mentioned above were in brokered deposits, $2.0 million of which will mature in one year or less. These deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $14.3 million of Federal Home Loan Bank advances maturing in the next twelve months.

NEXT PAGE

          Capital Resources. Shareholders' equity totaled $28.9 million at June 30, 2004 compared to $27.7 million at December 31, 2003, an increase of $1.2 million or 4.24%, due primarily to net income of $1.6 million, offset by $387,000 of cash dividends paid to shareholders.

          Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations. As of December 31, 2003 and June 30, 2004, Lafayette Savings Bank was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2003 and June 30, 2004 are presented below:

NEXT PAGE

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2004
Total Capital (to risk-weighted assets)	$30,375	11.74%	$20,951	8.00%	$26,190	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	28,357	10.83%	10,476	4.00%	15,714	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	28,357	8.27%	10,289	3.00%	17,148	5.00%
Tangible Capital (to adjusted assets)	28,357	8.27%	5,144	1.50%	N/A	N/A

As of December 31, 2003
Total Capital (to risk-weighted assets)	$29,348	12.10%	$19,408	8.00%	$24,260	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	26,830	11.06%	9,704	4.00%	14,556	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	26,830	8.40%	9,577	3.00%	15,962	5.00%
Tangible Capital (to adjusted assets)	26,830	8.40%	4,789	1.50%	N/A	N/A

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

NEXT PAGE

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

NEXT PAGE

Item 3. CONTROLS AND PROCEDURES.

          An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")), as of June 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting.

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

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None to be reported.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None to be reported.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a),(b) and (c) On April 21, 2004, LSB Financial Corp. held its Annual Meeting of Stockholders ("Meeting").

          The directors who were elected at the Meeting for a term to expire in 2007, are as follows:

	Votes For	Votes Withheld
Harry A. Dunwoody	1,208,991	9,731
Mariellen M. Neudeck	1,210,241	8,481
Charles W. Shook	1,210,730	7,992

          The directors whose terms continued after the Meeting are as follows: James A. Andrew, Kenneth P. Burns, Mary Jo David, Philip W. Kemmer, Thomas R. McCully, Peter Neisel, Jeffrey A. Poxon and Randolph F. Williams.

          Stockholders of the Company also voted on the following matter at the meeting.

NEXT PAGE

	Votes For	Votes Against	Abstentions	Broker Non-votes
Ratification of the appointment of Crowe Chizek and Company LLC as auditors of the Company for the fiscal year ending December 31, 2004.	1,202,671	9,894	6,157	-0-

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

                See Exhibit Index

          (b) Reports on Form 8-K

                None

NEXT PAGE

SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP. (Registrant)
Date August 13, 2004	/S/RANDOLPH F. WILLIAMS Randolph F. Williams, President (Principal Executive Officer)
Date August 13, 2004	/S/MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Registrant's Articles of Incorporation, filed on March 21, 1994, as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Registrant's Bylaws, as amended and restated, filed as Exhibit 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on March 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.4	Employment Agreement by and between the Registrant and Randolph F. Williams, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25070), is incorporated by reference.

11	Statement re computation of per share earnings
31.1	Rule 13(a) - 14(a) Certifications (CEO)
31.2	Rule 13(a) - 14(a) Certifications (CFO)
32	Rule 1350 Certifications