Form 10QSB
period 2004-09-30
LSB FINANCIAL CORP
filed 2004-11-12
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AT NOVEMBER 5, 2004
Common stock, par value $.01 per share	1,440,993

       Transitional Small Business Disclosure Format: YES [  ] NO [X]

NEXT PAGE

LSB FINANCIAL CORP.

INDEX

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
Consolidated Condensed Balance Sheets		1
Consolidated Condensed Statements of Income and Comprehensive Income		2
Consolidated Condensed Statements of Changes in Shareholders' Equity		3
Consolidated Condensed Statements of Cash Flows		4
Notes to Financial Statements		5-6
Item 2.	Management's Discussion of Recent Operating Results	7-15
Item 3.	Controls and procedures	16
PART II.	OTHER INFORMATION	17
	SIGNATURES	18
	EXHIBIT INDEX	19

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in thousands except for per share data)

	September 30, 2004 (unaudited)	December 31, 2003
Assets

Cash and due from banks	$ 1,915	$ 1,906
Short-term investments	8,398	7,491

Cash and cash equivalents	10,313	9,397

Securities available-for-sale	9,318	14,050
Loans held for sale	195	803
Total loans	316,137	279,861
Less: Allowance for loan losses	(2,827)	(3,098)

Net loans	313,310	276,763

Premises and equipment, net	6,830	7,110
FHLB stock, at cost	4,066	3,928
Bank owned life insurance	2,960	2,861
Accrued interest receivable and other assets	4,482	4,360

Total Assets	$ 351,474	$ 319,272

Liabilities and Shareholders' Equity

Liabilities
Deposits	$ 247,927	$ 225,485
Advances from FHLB	72,351	64,851
Accrued interest payable and other liabilities	1,621	1,209

Total liabilities	321,899	291,545

Shareholders' Equity
Common stock	14	14
Additional paid-in-capital	8,264	8,020
Retained earnings	21,450	19,841
Unearned ESOP shares	(117)	(159)
Unamortized cost of recognition and retention plan	(58)	(80)
Accumulated other comprehensive income (loss)	22	91

Total shareholders' equity	29,575	27,727

Total liabilities and shareholders' equity	$ 351,474	$ 319,272

Book value (shareholder's equity) per share	$ 20.89	$ 20.85

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Dollars in thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Interest Income
Loans, including related fees	$ 4,737	$ 4,641	$13,837	$13,815
Securities available-for-sale	95	154	326	476
FHLB stock	45	46	135	150

Total interest income	4,877	4,841	14,298	14,441

Interest Expense
Deposits	1,365	1,270	3,904	3,937
Borrowings	787	803	2,310	2,580

Total interest expense	2,152	2,073	6,214	6,517

Net interest income	2,725	2,768	8,084	7,924
Provision for loan losses	125	150	375	850

Net interest income after provision for loan losses	2,600	2,618	7,709	7,074

Noninterest Income
Service charges and fees	232	185	667	624
Net gain on mortgage loans originated for sale	104	614	363	1,694
Gain on sale of securities	0	0	11	0
Other income	133	128	544	245

Total noninterest income	469	927	1,585	2,563

Noninterest Expense
Salaries and benefits	1,099	1,163	3,242	3,355
Occupancy and equipment, net	262	276	894	836
Computer service	91	89	280	256
Advertising	47	88	228	332
Other	402	363	1,176	969

Total noninterest expense	1,901	1,979	5,820	5,748

Income before income taxes	1,168	1,566	3,474	3,889
Less: income taxes	440	620	1,273	1,533

Net income	$ 728	$ 946	$ 2,201	$ 2,356

Total comprehensive income	$ 784	$ 842	$ 2,132	$ 2,301

Earnings per share	$ 0.51	$ 0.68	$ 1.56	$ 1.70
Diluted Earnings per share	$ 0.50	$ 0.65	$ 1.50	$ 1.63

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Dollars in thousands) (Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unamortized Cost of Bank Recognition and Retention Plan	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2003	$14	$8,279	$15,422	($282)	($138)	$93	$23,388
Exercise of stock options		22					22
ESOP shares earned		93		48			141
RRP expense					21		21
Treasury stock acquired and retired		(38)					(38)
Dividends paid ($0.38 per share year-to-date)			(445)				(445)
Comprehensive income
Net income			2,074				2,074
Change in unrealized gain/(loss)						91	91
Total comprehensive income							2,165

Balance at September 30, 2003	$14	$8,356	$17,051	($234)	($117)	$184	$25,254

Balance at January 1, 2004	$14	$8,020	$19,841	($159)	($80)	$91	$27,727
Exercise of stock options		110					110
ESOP shares earned		134		42			176
RRP expense					22		22
Dividends paid ($0.44 per share year-to-date)			(592)				(592)
Comprehensive income
Net income			2,201				2,201
Change in unrealized gain/(loss)						(69)	(69)
Total comprehensive income							2,132

Balance at September 30, 2004	$14	$8,264	$21,450	($117)	($58)	($22)	$29,575

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
	For the 9 months ended September 30,
	2004	2003

Cash Flows from Operating Activities
Net Income	$ 2,201	$ 2,356
Adjustments to reconcile net income to net cash from operating activities
Depreciation	397	410
Net amortization/(accretion) on securities	193	130
Gain on sale of securities	(11)	0
Provision for loan losses	375	850
Federal Home Loan Bank stock dividend	(138)	(97)
Employee stock ownership plan shares earned	176	166
Change in assets and liabilities
Loans originated for sale, net of sales proceeds	608	5,592
Accrued interest receivable and other assets	(152)	(3,993)
Accrued interest payable and other liabilities	412	426

Net cash provided by operating activities	4,061	5,840

Cash Flows from Investing Activities
Proceeds from paydowns and maturities of securities available-for-sale	5,461	5,722
Purchases of securities available-for-sale	(2,382)	(9,914)
Proceeds from sales of securities available-for-sale	1,355	0
Loans made to customers net of payments received	(36,922)	4,853
Purchase of premises and equipment	(117)	(503)

Net cash (used in) provided by investing activities	(32,605)	158

Cash Flows from Financing Activities
Net change in deposits	22,442	(2,186)
Proceeds from Federal Home Loan Bank advances	23,500	9,000
Payments on Federal Home Loan Bank advances	(16,000)	(14,000)
Dividends paid	(592)	(498)
Stock options exercised	110	65
Repurchase of stock	0	(317)

Net cash (used in) provided by financing activities	29,460	(7,936)

Net change in cash and equivalents	916	(1,938)
Cash and equivalents at January 1	9,397	15,984

Cash and equivalents at September 30	$ 10,313	$ 14,046

See accompanying notes

NEXT PAGE

LSB FINANCIAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods. These consolidated condensed financial statements should be read in conjunction with the consolidated statements included in the Company's Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

	3 months ended September 30,		9 months ended September 30,
	2004	2003	2004	2003
Net income as reported	$728	$946	$2,201	$2,356
Deduct: Stock-based compensation expense determined under fair value based method	(4)	(2)	(14)	(11)
Pro forma net income	$724	$944	$1,465	$2,345
Basic earnings per share as reported	0.52	0.68	1.57	1.70
Pro forma basic earnings per share	0.52	0.68	1.56	1.69
Diluted earnings per share as reported	0.50	0.65	1.51	1.63
Pro forma diluted earnings per share	0.50	0.65	1.50	1.62

NEXT PAGE

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB, and Lafayette Savings' wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 - Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. 7,875 shares were not included in the diluted earnings per shares calculation as they were considered anti-dilutive. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Quarter ended September 30,		Year-to-Date
	2004	2003	2004	2003
Weighted average shares outstanding (excluding unearned ESOP shares)	1,412,602	1,392,800	1,405,895	1,389,385
Shares used to compute diluted earnings per share	1,467,145	1,448,956	1,462,506	1,444,591
Earnings per share	$0.52	$0.68	$1.57	$1.70
Diluted earnings per share	$0.50	$0.65	$1.51	$1.63

NEXT PAGE

MANAGEMENT'S DISCUSSION OF RECENT OPERATING RESULTS

Executive Summary

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

Lafayette Savings Bank has been, and intends to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one-to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University.. The Greater Lafayette area consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate at December 2003 was 4.0% in the greater Lafayette area and 5.1% for the State of Indiana compared to September 2004 unemployment rates of 3.7% and 4.8%, respectively.

Our primary source of revenue is interest income primarily on loans and to a much lesser extent, on investments which we hold mainly as a source of liquidity, and on Federal Home Loan Bank stock. In periods of very low interest rates when many borrowers refinance their mortgages, often to fixed rate products, we typically generate income by selling these loans on the secondary market at a gain. While we forego future interest income by selling these mortgages, we also avoid the risk of having a large portfolio of low rate, fixed rate loans should interest rates rise and remain high. Our loan portfolio typically consists of about 75% variable rate products.

Market rates have been steadily increasing over 2004 and are expected to continue. Rising rates could be expected to have a positive impact on interest income. Rising rates generally increase borrower preference for variable rate products which we typically keep in our portfolio. Additionally, existing adjustable rate loans can be expected to reprice to higher rates, both of which could be expected to have a favorable impact on interest income. Alternatively, continuing low interest rates could have a negative impact on our interest income as new loans are put on the books at comparatively low rates and our existing adjustable rate loans reprice to lower rates. Even if rates do fall, because so many borrowers refinanced their mortgages in the last few years, we don't expect

NEXT PAGE

to see a return to a high volume of refinancing. However low rates may be expected to encourage borrowers to initiate additional real estate related purchases

Our primary expense is interest on deposits and Federal Home Loan Bank advances which are use to fund loan growth. We offer customers in our market area time deposits for terms ranging from three months to five years, demand deposit accounts and savings accounts. We also purchase brokered deposits and Federal Home Loan Bank advances as needed to provide funding or to improve our interest rate risk position. Generally when interest rates are low, depositors will choose shorter term products and conversely when rates are high, they will choose longer term products. We also purchase brokered deposits when the rates are favorable and when needed to address interest rate risk issues.

We consider expected changes in interest rates when structuring our interest earning assets and our interest bearing liabilities. If rates are expected to increase we try to book shorter term assets that will reprice relatively quickly to higher rates over time, and book longer term liabilities that will remain for a longer time at lower rates. Conversely, if rates are expected to fall, we would like our balance sheet to be structured such that loans will reprice more slowly to lower rates and deposits will reprice more quickly. We currently offer a three year and a five year certificate of deposit that allows depositors one opportunity to have their rate adjusted to the market rate at a future date to encourage them to choose longer term deposit products. However since we are not able to predict market interest rate fluctuations, our asset-liability management strategy may not prevent interest rate changes from having an adverse affect on our results of operations and financial condition.

Our net interest income depends on the size of our net interest margin - the difference between the income generated from loans and the cost of the funding. Our deposits are generally priced off shorter term rates and our loans generally off longer term rates. A flattening yield curve can be expected to have an adverse effect on our interest margins, while a steepening curve can have a beneficial effect.

Our results of operations may also be affected by general and local competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

Financial Condition

Comparison of Financial Condition at September 30, 2004 and December 31, 2003.

Our total assets increased $32.2 million or 10.09% during the nine months from December 31, 2003 to September 30, 2004. This increase was primarily due to a $36.5 million increase in total net loans. Management attributes the increase in loans primarily to rising interest rates to which borrowers' responded by selecting lower rate, adjustable rate mortgage products which we keep in our portfolio. The increase in assets was primarily funded by a $22.4 million increase in deposits, a $7.5 million increase in borrowing and a $4.7 million decrease in securities available for sale. The

NEXT PAGE

increase in deposits was primarily due to the purchase of brokered deposits as needed to provide funding or to improve our interest rate risk position. Shareholders' equity increased from $27.7 million at December 31, 2003 to $29.6 million at September 30, 2004, an increase of $1.8 million, due primarily to net income, offset in part by the payment of a cash dividend.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $4.6 million at December 31, 2003 to $5.7 million at September 30, 2004. Non-performing loans at September 30, 2004 consisted of $4.0 million of loans on residential real estate, $1.6 million of loans on land or commercial property, $68,000 of commercial business loans and $66,000 of non-accruing consumer loans. Non-performing assets also include $717,000 in foreclosed assets. At September 30, 2004, our allowance for loan losses equaled 0.89% of total loans (including loans held for sale) compared to 1.10% at December 31, 2003. Non-performing assets as a percentage of the allowance for loan losses at September 30, 2004 totaled 43.97% of nonperforming assets compared to 67.55% at December 31, 2003, and 49.49% of non-performing loans at September 30, 2004 compared to 72.96% at December 31, 2003. Our non-performing assets equaled 1.83% of total assets at September 30, 2004 compared to 1.44% at December 31, 2003.

Non-performing assets at September 30, 2004 included $4.2 million in loans that were in litigation. Because Indiana has the second largest number of bankruptcies in the nation, the court systems frequently have backlogs in scheduling loan hearings. It may take up to two years for a loan to move through the system to the point where we can obtain title to and dispose of a property. When a non-performing loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property. This analysis is updated quarterly. An adjustment to loan loss reserves is made at that time for any anticipated losses. Consequently, although the non-performing loan balance remains high, we believe that our allowance to be adequate to cover any losses upon the final disposition of these loans.

Non-performing assets totaling $658,000 were charged off in the first nine months of 2004. These charge offs were largely covered by existing reserves and, based on management's analysis, no additional provisions to the allowance was necessary for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgements of information available at the time of their examination.

NEXT PAGE

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 2004 and September 30, 2003.

          General. Net income for the nine months ended September 30, 2004 was $2.2 million, a decrease of $155,000 or 6.58%, from the nine months ended September 30, 2003. Net income for the quarter ended September 30, 2004 was $728,000, a decrease of $218,000 or 23.04% from the comparable quarter in 2003. The decrease in net income for the three and nine month periods ended September 30, 2004, compared to the same periods the prior year were primarily the result of decreases in the gain on the sale of loans due to the decreased originations and refinancings of fixed- rate mortgage loans and the sale of such loans on the secondary market for a gain, partially offset by decreases in the provision for loan losses based on a review of risk factors in the loan portfolio, increases in net interest income and increases in other non-interest income. The details of these changes are set forth below.

          Net Interest Income. Net interest income for the nine months ended September 30, 2004 increased $160,000, or 2.02%, over the same period in 2003. This increase was primarily due to lower interest rates paid on interest bearing liabilities. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.51% for the nine months ended September 30, 2003 to 3.33% for the nine months ended September 30, 2004. The decrease in net interest margin is primarily the result of the sustained period of low market interest rates which decreased the average yield earned on interest earning assets from 6.40% for the nine months ended September 30, 2003 to 5.89% for the nine months ended September 30, 2004 as borrowers took advantage of the opportunity to refinance to lower rate loans. The decrease in the yield earned on interest-earning assets was offset by a $23.1 million increase in average net interest earning assets. Net interest income for the third quarter of 2004 decreased $43,000, or 1.55%, compared to the same period in 2003, also primarily due to lower rates earned on interest earning assets. Our net interest margin decreased from 3.68% to 3.28% from the third quarter of 2004 compared to the same period in 2003, with average interest-earning assets increasing from $500,000 for the third quarter of 2003 compared to the same period the prior year.

          Interest income on loans increased $22,000 or 0.16% for the nine months ended September 30, 2004 compared to the same nine months in 2003. This was primarily the net result of a decrease in the average yield on loans, from 6.97% for the first nine months of 2003 to 6.19% for the first nine months of 2003, due to lower interest rates in the economy, and a $33.6 million increase in average loans outstanding. The increase in the loan portfolio was due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages and initiate other real estate related purchases. Interest income on loans increased $96,000 for the third quarter of 2004 compared to the third quarter of 2003 due primarily to the increase in average loans receivable.

NEXT PAGE

          Interest earned on other investments and Federal Home Loan Bank stock decreased by $165,000 for the nine months ended September 30, 2004 compared to the same period in 2003. This was primarily the result of a decrease of $10.5 million in average balances from the first nine months of 2003 to the same period in 2004 as funds were reinvested into higher yielding loans. The yields over this period increased slightly from 2.30% to 2.39%. Interest income on other investments and Federal Home Loan Bank stock decreased $60,000 for the third quarter of 2004 compared to the third quarter of 2003 due to a decrease of $13.7 million in average balances partially offset by an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.26% for the third quarter of 2003 to 2.57% over the same period in 2004, due to rising rates in the economy.

          Interest expense for the nine months ended September 30, 2004 decreased $303,000, or 4.65%, over the same period in 2003. This decrease was primarily due to a decrease in the average rate paid on interest bearing liabilities from 3.04% for the first nine months of 2003 to 2.68% for the first nine months of 2004 despite a $23.6 million increase in average interest-bearing liabilities. $20.4 million of the increase in average interest earning liabilities was in lower rate demand accounts and certificates of deposit rather than the higher rate, longer term Federal Home Loan Bank advances. Interest expense increased $79,000 for the third quarter of 2004 from the same period in 2003 primarily due to a $31.0 million increase in average interest-bearing liabilities, offset by a decrease in the average rate paid on average interest-bearing liabilities from 2.90% in 2003 to 2.71% from the three month period in 2003 to the same period in 2004.

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

          The provision for loan losses for the nine months ended September 30, 2004 was $375,000 compared to $850,000 for the same period in 2003. The decrease in the provision in 2004 was based on our analysis of our loan portfolios which led us to believe the lower provision would be adequate to absorb probable incurred losses in the loan portfolio. At September 30, 2004 our allowance for losses equaled 0.89% of net loans receivable and 49.49% of non-performing loans compared to 1.10% and 72.96% at December 31, 2003, respectively. In 2003 we determined a likely impairment and allocated reserves on a large loan, and the charge-off of that loan is largely responsible for the decrease in the percentages noted above.

          Non-Interest Income. Non-interest income for the nine months ended September 30, 2004 decreased by $978,000, or 38.16%, compared to the same period in 2003. This was primarily due to a $1.3 million decrease in the gain on the sale of mortgage loans in the secondary market resulting from decreased sales due to the rising interest rate environment beginning in the fourth quarter of 2003. This decrease was partially offset by a $353,000 increase in other income, primarily the result of a $230,000 increase in mortgage loan servicing fees and a $77,000 increase in the value of our bank owned life insurance. This increase in servicing fees was caused by a $169,000 reduction in the mortgage servicing right valuation allowance and in the amortization and write down of mortgage servicing rights due to decreased prepayments, and a $61,000 increase in servicing fees on our loan servicing portfolio. Mortgage serving rights represent the allocated value of servicing rights retained on loans sold. The value is the net present value of the expected servicing fee income over the life of a loan and is recorded at the time the loan is sold. It is amortized to expense over the expected life of the loan and offsets the monthly service fee recorded in other income. Management monitors the prepayment of sold loans and adjusts the amortization of the originated servicing right asset to recognize the repayment and prepayment of sold loans and to assure that the balance does not exceed the expected fair value of the servicing right asset. Non-interest income for the third quarter of 2004 decreased by $458,000 over the same period in 2003, and experienced the same types of changes set forth above.

          Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2004 increased $72,000 over the same period in 2003, due primarily to a $207,000 increase in other non-interest expenses consisting primarily of expenses on foreclosed properties and real estate owned, as well as increased legal and accounting fees primarily the result of the increased costs of complying with new regulations. Non-interest expense for the third quarter of 2004 decreased by $78,000 over the same period in 2003, due largely to a decrease in the commissions paid to loan originators caused by the decline in the number of people seeking to refinance their mortgages.

NEXT PAGE

          Income Tax Expense. Our income tax provision decreased by $260,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the decrease in income before income taxes, and by the effect of an increase in tax credits due to increased enterprise zone lending. Our income tax provision decreased by $180,000 for the third quarter of 2004 compared to the same periodin2003 primarily due to the same reasons mentioned above.

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

          We anticipate that we will have sufficient funds available to meet current funding commitments. At September 30, 2004, we had outstanding commitments to originate loans and available lines of credit totaling $63.3 million and commitments to provide funds to complete current construction projects in the amount of $6.4 million. In addition we had commitments to sell $3.3 million of fixed rate residential loans. Certificates of deposit which will mature in one year or less at September 30, 2004 totaled $68.2 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. At September 30, 2004, $35.3 million of the deposits mentioned above were in brokered deposits, $3.1 million of which will mature in one year or less. These deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $22.8 million of Federal Home Loan Bank advances maturing in the next twelve months. Deposit growth for the first nine months of 2004 was $22.4 million with Federal Home Loan Bank advances increasing by $7.5 million. For the first nine months of 2004 we also received loan repayments and prepayments of $68.8 million.

          Capital Resources. Shareholders' equity totaled $29.6 million at September 30, 2004 compared to $27.7 million at December 31, 2003, an increase of $1.8 million or 6.66%, due primarily to net income of $2.1 million, offset by $592,000 of cash dividends paid to shareholders.

          Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations. As of December 31, 2003 and September 30, 2004, Lafayette Savings Bank was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2003 and September 30, 2004 are presented below:

NEXT PAGE

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2004
Total Capital (to risk-weighted assets)	$31,183	11.50%	$21,698	8.00%	$27,123	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	28,969	10.68%	10,849	4.00%	16,274	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	28,969	8.24%	10,545	3.00%	17,574	5.00%
Tangible Capital (to adjusted assets)	28,969	8.24%	5,272	1.50%	N/A	N/A

As of December 31, 2003
Total Capital (to risk-weighted assets)	$29,348	12.10%	$19,408	8.00%	$24,260	10.00%
Tier 1 (Core) Capital (to risk weighted assets)	26,830	11.06%	9,704	4.00%	14,556	6.00%
Tier 1 (Core) Capital (to adjusted total assets)	26,830	8.40%	9,577	3.00%	15,962	5.00%
Tangible Capital (to adjusted assets)	26,830	8.40%	4,789	1.50%	N/A	N/A

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

NEXT PAGE

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

NEXT PAGE

Item 3. CONTROLS AND PROCEDURES.

          An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting.

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

LSB FINANCIAL CORP. (Registrant)
Date November 10, 2004	/S/RANDOLPH F. WILLIAMS Randolph F. Williams, President (Principal Executive Officer)
Date November 10, 2004	/S/MARY JO DAVID Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Registrant's Articles of Incorporation, filed on March 21, 1994, as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Registrant's Bylaws, as amended and restated, filed as Exhibit 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-25070), is incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on March 21, 1994 as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated by reference.
10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.3	Registrant's 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.
10.4	Employment Agreement by and between the Registrant and Randolph F. Williams, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25070), is incorporated by reference.

11	Statement re computation of per share earnings
31.1	Rule 13(a) - 14(a) Certifications (CEO)
31.2	Rule 13(a) - 14(a) Certifications (CFO)
32	Rule 1350 Certifications