Form 10KSB
period 2004-12-31
LSB FINANCIAL CORP
filed 2005-03-25
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2004

OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _______

        Commission file number 0-25070.

LSB FINANCIAL CORP. (Exact Name of Small Business Issuer as Specified in its Charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)

101 Main Street, Lafayette, Indiana (Address of principal executive offices)	47901 (Zip Code)

Issuer's telephone number, including area code: (765) 742-1064

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer had $21.5 million in revenues for the year ended December 31, 2004.

        As of March 14, 2005, there were issued and outstanding 1,465,444 shares of the issuer’s common stock. The aggregate market value of the common stock held by non-affiliates of the issuer, computed by reference to the closing price of such stock as of March 14, 2005, was approximately $33.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

        PART II of Form 10-KSB–2004 Annual Report to Stockholders.

        PART III of Form 10-KSB — Proxy Statement for the Annual Meeting of Stockholders to be held in April 2005.

Transitional Small Business Disclosure Format: YES [   ] NO [X]

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-QSB and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders attached to this Form 10-KSB as Exhibit 13 and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

        The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

o	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

o	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

o	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

o	the timely development of and acceptance of new products and services of Lafayette Savings and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

o	the willingness of users to substitute competitors' products and services for our products and services;

o	the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);

o	the impact of technological changes;

o	acquisitions;

o	changes in consumer spending and saving habits; and

o	our success at managing the risks involved in the foregoing.

PART I

Item 1. Description of Business

General

        LSB Financial Corp. (“LSB Financial”) is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB (“Lafayette Savings”) for the purpose of becoming a thrift institution holding company. Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana. Originally organized in 1869, Lafayette Savings converted to a federal savings bank in 1984. Lafayette Savings’ deposits are insured up to the applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). In February 1995, Lafayette Savings converted to the stock form of organization through the sale and issuance of 1,029,576 shares of its common stock to LSB Financial. LSB Financial’s principal asset is the outstanding stock of Lafayette Savings. LSB Financial presently has no separate operations and its business consists only of the business of Lafayette Savings. References in this Form 10-KSB to “we”, “us”, and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

        We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices. At December 31, 2004, we had total assets of $355.0 million, deposits of $256.6 million and shareholders’ equity of $30.4 million.

        Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

        Our executive offices are located at 101 Main Street, Lafayette, Indiana 47902. Our telephone number at that address is (765) 742-1064.

Market Area

        Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area. Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University. In addition to the jobs provided by these two major employers, Greater Lafayette has a strong manufacturing sector as well as many high tech industries attracted to the area by the presence of Purdue University. The Purdue Research Park continues to attract high tech jobs to the area, housing 117 companies and employing over 2,500 people. Further growth is expected in this area. Tippecanoe County consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate in Tippecanoe County in December 2004 was 3.7% compared to 5.0% for the State of Indiana and 5.4% nationally. This represents an improvement over 2003 when the comparable numbers were 4.0%, 5.0% and 5.7%, respectively.

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

        We originate both adjustable-rate loans and fixed-rate loans. We originate adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long-term fixed-rate loans. As a result of continued consumer demand for long-term fixed rate loans, we have continued to originate such loans. We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable, without recourse. The sale of these loans results in additional short-term income and improves our interest rate risk position. We generally retain servicing rights on loans sold to Freddie Mac, but release the servicing rights on loans sold to other third parties. Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

        Our loan officers and certain executive officers in combination with a senior loan officer have approval authority on loans up to $500,000 based on the borrower’s aggregate indebtedness and debt services coverage. Our officers’ loan committee has approval authority on loans up to $1.5 million, also qualified by the borrower’s aggregate indebtedness and debt services coverage. The board of director’s loan committee approves all loans where aggregate debt is over $1.5 million or where debt coverage is below certain minimum thresholds.

        At December 31, 2004, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $ 4.7 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2004, totaled $4.6 million, consisting of a loan on a commercial development, multiple loans secured by one- to four-family rental properties, and multiple working capital lines of credit. The second largest lending relationship at December 31, 2004 to a single borrower or a group of related borrowers totaled $4.1 million, consisting of a loan on a commercial property and multiple loans secured by one- to four-family and multi-family rental properties. The third largest lending relationship to a single borrower or a group of related borrowers totaled $4.1 million, consisting of multiple loans secured by one- to four-family and multi-family rental properties, a loan on a residence and a home equity loan. All of these loans were performing in accordance with their terms at December 31, 2004. At December 31, 2004, we had forty-one other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

        Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2000		2001		2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
One- to four-family	$142,249	55.75%	$131,472	52.68%	$144,086	50.54%	$131,562	45.68%	$140,356	42.95%
Multi-family	28,032	10.99	29,036	11.63	35,381	12.41	38,045	13.21	40,279	12.33
Commercial	35,337	13.85	35,754	14.32	46,295	16.24	50,906	17.68	70,644	21.62
Land and land development	7,980	3.13	8,856	3.55	11,064	3.88	12,242	4.25	14,306	4.38
Construction	18,047	7.07	18,698	7.49	18,188	6.38	21,389	7.43	21,277	6.51
Total Real Estate Loans	231,645	90.79	223,816	89.69	255,014	89.45	254,144	88.25	286,862	87.79

Other Loans
Consumer loans:
Home equity	12,134	4.76	12,478	5.00	14,716	5.16	17,581	6.11	21,468	6.58
Home improvement	122	0.05	119	0.05	221	0.08	16	0.01	432	0.13
Automobile	3,355	1.31	3,012	1.21	2,234	0.79	2,102	0.73	1,838	0.56
Deposit account	443	0.17	87	0.03	111	0.04	66	0.02	82	0.03
Other	1,915	0.75	1,983	0.79	1,636	0.57	1,765	0.61	251	0.08
Total consumer loans	17,969	7.04	17,679	7.08	18,918	6.64	21,530	7.48	24,071	7.37
Commercial business loans	5,531	2.17	8,049	3.22	11,147	3.91	12,310	4.27	15,823	4.84
Total other loans	23,500	9.21	25,728	10.31	30,065	10.55	33,840	11.75	39,894	12.21
Total loans	255,145	100.00%	249,544	100.00%	285,079	100.00%	287,984	100.00%	326,755	100.00%

Less:
Loans in process	5,704		5,683		4,914		6,954		5,294
Deferred fees and discounts	157		190		272		366		439
Allowance for losses	1,028		1,432		1,996		3,098		2,095
Total loans receivable, net	$248,256		$242,311		$277,897		$277,566		$318,927

        The following table shows the composition of our loan portfolio, including loans held for sale, by fixed- and adjustable-rate at the dates indicated. The one- to four-family fixed-rate loans include $2.2 million, $1.0 million and $3.2 million of loans at December 31, 2002, 2003 and 2004, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	December 31,
	2000		2001		2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$ 39,220	15.37%	$38,422	15.40%	$45,200	15.85%	$41,284	14.34%	$43,840	13.42%
Multi-family	2,237	0.88	2,740	1.10	1,658	0.58	3,586	1.24	3,869	1.17
Commercial	1,701	0.67	2,248	0.90	7,913	2.78	6,852	2.38	10,294	3.15
Construction	2,824	1.11	2,344	0.94	4,444	1.56	3,342	1.16	3,221	0.99
Land and land development	6,452	2.52	4,471	1.79	4,478	1.57	8,899	3.09	7,862	2.41
Total Real Estate Loans	52,434	20.55	50,225	20.13	63,693	22.34	63,963	22.21	69,086	21.14
Consumer	4,586	1.80	3,906	1.56	2,915	1.02	2,676	0.93	2,546	0.78
Commercial business	2,488	0.97	4,890	1.96	6,910	2.43	6,678	2.32	9,608	2.94
Total fixed-rate loans	59,508	23.32	59,021	23.65	73,518	25.79	73,317	25.46	81,240	24.86

Adjustable-Rate Loans:
Real estate:
One- to four-family	103,029	40.38	93,050	37.27	98,886	34.69	90,278	31.35	96,515	29.54
Multi-family	25,795	10.11	26,296	10.54	33,723	11.83	34,459	11.97	36,410	11.14
Commercial	33,636	13.18	33,506	13.42	38,382	13.46	44,054	15.30	60,350	18.47
Construction	5,156	2.02	6,512	2.61	6,620	2.32	8,900	3.09	11,085	3.39
Land and land development	11,595	4.55	14,227	5.70	13,710	4.81	12,490	4.33	13,416	4.11
Total Real Estate Loans	179,211	70.24	173,591	69.56	191,321	67.11	190,182	66.04	217,776	66.65
Consumer	13,383	5.25	13,773	5.52	16,003	5.61	18,854	6.55	21,524	6.60
Commercial business	3,043	1.19	3,159	1.27	4,237	1.49	5,632	1.95	6,215	1.89
Total adjustable-rate loans	195,637	76.68	190,523	76.35	211,561	74.21	214,665	74.54	245,515	75.14
Total loans	255,145	100.00%	249,544	100.00%	285,079	100.00%	287,984	100.00%	326,755	100.00%
Less:
Loans in process	5,704		5,683		4,914		6,954		5,294
Deferred fees and discounts	157		190		272		366		439
Allowance for losses	1,028		1,432		1,996		3,098		2,095
Total loans receivable, net	$248,256		$242,239		$277,897		$277,566		$318,927

        The following schedule illustrates the maturities of our loan portfolio at December 31, 2004. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
	Amount	Weighted Rate	Amount	Weighted Rate	Amount	Weighted Rate	Amount	Weighted Rate	Amount	Weighted Rate
	(Dollars in Thousands)
Due During Years Ending December 31,
2005	$30,411	5.87%	$10,656	6.46%	$1,636	7.11%	$7,155	6.83%	$49,858	6.18%
2006 to 2009	11,815	6.10	9,410	5.96	22,350	5.83	5,931	6.82	49,506	6.04
2010 and following	209,052	6.16	15,517	5.37	85	5.46	2,737	6.77	227,391	6.11

TOTAL	$251,278	6.12%	$35,583	5.85%	$24,071	5.92%	$15,823	6.82%	$326,755	6.11%

(1)  Includes one- to four-family, multi-family and commercial real estate loans.

        The total amount of loans due to mature after December 31, 2005 which have fixed interest rates is $59.9 million, and which have adjustable or renegotiable interest rates is $217.0 million.

One- to Four-Family Residential Real Estate Lending

        Our lending program focuses on the origination of permanent loans secured by mortgages on owner-occupied, one- to four-family residences. We also originate loans secured by non-owner-occupied, one- to four-family residences. Substantially all of these loans are secured by properties located in our primary market area. We originate a variety of residential loans, including conventional 15- and 30-year fixed-rate loans, fixed-rate loans convertible to adjustable rate loans, adjustable rate loans and balloon loans.

        Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one, three or five year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one, three or five year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% annual adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed-rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. We generally retain adjustable rate loans in our portfolio pursuant to the asset/liability management strategy. Five-year adjustable rate mortgage loans represented $11.4 million, three-year adjustable rate mortgage loans represented $74.1 million and one-year adjustable rate mortgage loans represented $1.9 million of our adjustable rate mortgage loans at December 31, 2004. To a lesser extent, we also offer a floating rate mortgage loan based on national prime rate, generally on non-owner-occupied residential loans. These loans represented $4.3 million of our adjustable rate mortgage loans at December 31, 2004.

        We offer fixed-rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed-rate loans with terms over 15 years. Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value. At December 31, 2004, we had $1.1 million in loans held for sale. The majority of these loans were subsequently sold. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report. Interest rates charged on these fixed-rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

        We also offer 30-year fixed-rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term. Of these, $4.8 million have less than three years to their adjustment date and are included in adjustable rate loans.

        We had $83.3 million in non-owner-occupied one- to four-family residential loans at December 31, 2004. These loans are underwritten using the same criteria as owner-occupied, one-to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed-rate, adjustable-rate and convertible rate loans, with terms of up to 30 years.

        We originate residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied residential loans and up to 80% for non-owner-occupied residential loans. We require private mortgage insurance in an amount intended to reduce our exposure to 80% or less of the lesser of the purchase price or appraised value of the underlying collateral. We occasionally originate FHA loans in excess of 95% loan-to-value, all of which are sold, with the servicing rights released, to a third party.

        In underwriting one- to four-family residential real estate loans, we evaluate both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing owner-occupied one- to four-family residential real estate loans that we make are appraised by independent fee appraisers. We require borrowers to obtain title insurance and fire insurance, extended coverage casualty insurance and flood insurance, if appropriate. Real estate loans that we originate contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

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

        Permanent multi-family and commercial real estate loans are originated as three-year and five-year adjustable rate loans with up to a 24 year amortization. To a substantially lesser extent, such loans are originated as fixed-rate or balloon loans or at a floating rate based on national prime rate, at terms up to 15 years. The adjustable rate loans are tied to an index based on the weekly average of the three-year or five-year U.S. Treasury rate, respectively, plus a stated margin over the index. Multi-family loans and commercial real estate loans have been written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

        Appraisals on properties securing multi-family and commercial real estate loans originated in excess of $100,000 by us are performed by independent appraisers designated by us at the time the loan is made and reviewed by management. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial statements, banking relationships and income projections for the property.

        Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

Construction, Land and Land Development Lending

        We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2004, substantially all of these loans were secured by property located within our primary market area.

        Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed-rate loans, with interest rates higher than those that we offer on one- to four-family loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2004, we had $8.3 million of construction loans to borrowers intending to live in the properties upon completion of construction.

        Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed-rate for the loan term. We limit builders to one home construction loan at a time but would consider requests for more than one if the homes are presold. At December 31, 2004, we had $7.9 million of construction loans to builders of one- to four-family residences.

        We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase. At December 31, 2004, we had $5.1 million of loans to finance the construction of multi-family dwellings and commercial projects.

        We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to our base rate which is determined by a rate survey of a cross section of local banks. The maximum loan to value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 2004, we had $11.1 million of development loans to builders. We also make land acquisition loans. At December 31, 2004, we had $3.2 million in loans secured by land.

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

        At December 31, 2004, our largest construction and development loan was a development loan for a residential subdivision for $2.8 million. We had eight non-performing construction and development loans totaling $1.5 million at December 31, 2004.

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

Consumer Lending

        We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $21.4 million or 6.57% of the total loan portfolio at December 31, 2004. We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 100% of the appraised value of the property, with a five year term and minimum monthly payment requirement of interest only. At December 31, 2004, we had $18.3 million of unused credit available under our home equity line of credit program.

        Our underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and the applicant’s ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, our underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Business Lending

        Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2004, we had $3.8 million of unsecured loans and lines of credit outstanding (with $6.8 of unused credit available) and $12.0 million of loans and lines of credit (with $4.0 of unused credit available) secured by small business equipment and vehicles.

        Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which is likely to be dependent upon the general economic environment. Our commercial business loans are sometimes, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

        We recognize the increased risks associated with commercial business lending. Our commercial business lending policy emphasizes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.

Loan Originations, Purchases and Sales

        Real estate loans are originated by our staff of salaried loan officers and our residential mortgage loan originators who receive applications from existing customers, walk-in customers, and referrals from realtors. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by the interest rate environment. Currently, the majority of conforming fixed-rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market. Based on our interest rate risk considerations, we occasionally will keep fixed rate residential mortgage loans in our portfolio to generate income and to be available for substitution in the event a loan committed for sale fails to close as expected. These loans are sold either to Freddie Mac while we retain the servicing rights, or to a third party with servicing released. These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of our asset/liability management program.

        When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. We service mortgage loans for others totaling $158.3 million at December 31, 2004.

        In periods of rising interest rates, our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related operating earnings. In addition, our ability to sell loans may substantially decrease as potential buyers reduce their purchasing activities.

        We occasionally purchase a limited amount of participation interests in real estate loans from other financial institutions outside our primary market area. We review and underwrite all loans to be purchased to ensure that they meet our underwriting standards.

        The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans include $970,000, $0 and $2.2 million of loans originated during 2002, 2003 and 2004, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2002	2003	2004
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$37,435	$17,374	$23,355
- multi-family	10,163	9,858	7,857
- commercial	11,764	16,797	22,547
- construction, land and land development	17,356	22,653	22,377
Non-real estate - consumer	6,814	10,252	6,703
- commercial business	785	2,259	3,821
Total adjustable-rate	84,317	79,193	86,660

Fixed-rate:
Real estate - one- to four-family	73,097	130,127	39,640
- multi-family	2,244	1,703	1,229
- commercial	9,149	2,514	5,355
- construction, land and land development	13,058	17,821	18,330
Non-real estate - consumer	1,563	2,816	2,096
- commercial business	5,206	7,412	8,204
Total fixed-rate	104,317	162,393	74,855
Total loans originated	188,634	241,586	161,515

Purchases:
Total loans purchased	3,624	---	2,267
Total mortgage-backed securities purchased	---	1,021	---
Total purchases	3,624	1,021	2,267

Sales and Repayments:
Real estate - one- to four-family	55,086	113,443	28,966
- multi-family	1,548	---	---
- commercial	---	721	---
Total loans sold	56,634	114,164	28,966
Principal repayments	96,292	127,823	94,695
Total loans sold and repayments	152,926	241,987	123,661
Mortgage-backed securities:
Principal repayments	880	893	519
Increase (decrease) in other items, net	(122)	53	230
Net increase (decrease)	$34,706	$(220)	$39,832

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

        Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2004, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	10	$916	0.65%	42	3,289	2.34%	52	4,204	3.00%
Multi-family	0	0	0	0	0	0	0	0	0
Commercial	0	0	0	3	501.71		3	501.71
Construction and
land development	0	0	0	2	547	1.54	2	547	1.54
Consumer	4	42	0.30	10	93	0.39	14	165	0.69
Commercial Business	3	37	0.24	6	262	1.65	9	299	1.89
Total	17	$1,025	0.31%	63	$4,691	1.44%	80	$5,716	1.75%

        Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets. Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. The amounts shown do not reflect reserves set up against such assets. See “- Allowance for Loan Losses.”

	December 31,
	2000	2001	2002	2003	2004
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$362	$1,828	$2,417	$2,146	$2,863
Multifamily	---	186	137	---	---
Commercial real estate	179	172	173	102	501
Construction and land development	404	468	258	1,307	547
Consumer	31	85	93	69	34
Commercial business	---	---	232	104	262

Total	976	2,739	3,310	3,728	4,207
Accruing loans delinquent more
more than 90 days:
One- to-four-family	---	---	---	456	484
Commercial real estate	---	---	---	62	---

Total	---	---	---	518	484

Foreclosed assets:
One- to four-family	5	25	79	167	742
Commercial real estate	102
Construction or development	---	---	163	163	387
Consumer	3	---	37	---	---
Commercial business	---	---	---	10	---
Total	8	25	279	340	1,231

Total non-performing assets	$984	$2,764	$3,589	$4,586	$5,922
Total as a percentage of total assets	0.35%	0.98%	1.12%	1.44%	1.67%

Total assets	$282,225	$280,963	$319,096	$319,272	$355,045

        For the year ended December 31, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $341, none of which was included in interest income.

        Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2004, there was also an aggregate of $9.9 million in net book value of loans with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) three loans to a single borrower with an outstanding balance of $2.9 million, secured by commercial real estate, where management has concerns about the cash flow of the borrower; (ii) four loans to a single borrower with an outstanding balance of $1.9 million, secured by commercial real estate, a personal residence and a home equity loan where management has concerns about the cash flow of the borrower; (iii) eight loans to a group of related borrowers with an outstanding balance of $1.4 million, four secured by one- to four-family rental properties, three by multi-family and commercial real estate and one unsecured, where management has concerns about the ability of the borrowers to keep the properties leased and the ability of the borrowers to work through the bankruptcy of one of the participants; and (iv) seven loans to a single borrower with an outstanding balance of $1.1 million, three secured by one- to four-family rental properties, two secured by one- to four-family properties and a home equity loan where management has concerns about the cash flow of the borrower.

        Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention” by management.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

        In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2004, we had classified $5.9 million of our loans as substandard, none as doubtful and none as loss. At December 31, 2004, we had designated $8.6 million in loans as special mention.

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

        Our analysis of the loan portfolio begins by assigning each new loan a risk rating at the time the loan is originated, corresponding to one of ten (10) risk categories. If the loan is a commercial credit, the borrower will also be assigned a rating. Adjustments are made to these ratings on a quarterly basis, based on the performance of the individual loan. Loans no longer performing as agreed are assigned a lower risk rating, eventually resulting in their being regarded as classified loans. A collateral re-evaluation form is completed on all classified loans, identifying expected losses, generally based on an analysis of the collateral securing those loans. A portion of the loan loss reserve is allocated to the classified loans in the amount identified as at risk.

        Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk. These categories include loans on: one- to four-family owner-occupied properties, one- to four-family non-owner-occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, second mortgages and home equity loans, unsecured commercial business loans, secured commercial business loans, and consumer loans. Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, and economic trends affecting our market. Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations — Provision for Loan Losses.”

        The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in Thousands)
Balance at beginning of	$894	$1,028	$1,432	$1,996	$3,098
period
Charge-offs:
One- to four-family	---	27	15	---	566
Construction or	---	---	75	---	876
development
Consumer	15	16	56	84	76
Commercial business	---	---	--	45	2
Total Charge-offs	15	43	146	129	1,520

Recoveries:
One- to four-family	---	---	3	---	---
Construction or	---	---	---	---	3
development
Consumer	5	3	7	6	11
Commercial business	---	---	---	---	3
Total recoveries	5	3	10	6	17

Net charge-offs	10	40	136	123	1,503
Additions charged to operations	144	444	700	1,225	500
Balance at end of period	$1,028	$1,432	$1,996	$3,098	$2,095

Net charge-offs to average	---%	0.02%	0.05%	0.05%	0.50%
loans outstanding

Allowance for loan losses to
non-performing assets	104.48%	51.83%	55.61%	67.55%	35.37%

Allowance for loan losses to	0.41%	0.59%	0.72%	1.12%	0.66%
net loans
at end of period
18 The allocation of our allowance for losses on loans at the dates indicated is summarized as follows:

	2000			2001			2002			2003			2004
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
Real estate:
One- to four-
family	$247	$142,249	55.75%	$501	$131,472	52.68%	$698	$144,086	50.54%	$815	$131,562	45.68%	$470	$140,355	42.95%
Multi-family	142	28,032	10.99	166	29,036	11.63	180	35,381	12.41	225	38,045	13.21	211	40,279	12.33
Commercial
real estate	207	35,337	13.85	187	35,754	14.32	325	46,295	16.24	500	50,906	17.68	586	70,644	21.62
Land and land
development	78	7,980	3.13	201	8,856	3.55	362	11,064	3.88	372	12,242	4.25	253	14,306	4.38
Construction	36	18,047	7.07	33	18,698	7.49	33	18,188	6.38	651	21,389	7.43	163	21,277	6.51
Consumer	105	17,969	7.04	134	17,679	7.08	193	18,918	6.64	145	21,530	7.48	155	24,071	7.37
Commercial business	70	5,531	2.17	60	8,049	3.22	163	11,147	3.91	107	12,310	4.27	143	15,823	4.84
Unallocated	143	---	---	150	---	---	42	---	---	283	---	---	114	---	---

Total	$1,028	$255,145	100.00%	$1,432	$249,544	100.00%	$1,996	$285,079	100.00%	$3,098	$287,984	100.00%	$2,095	$326,755	100.00%

Investment Activities

        We must maintain minimum levels of securities that qualify as liquid assets under the Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2004 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 5.93%. Our level of liquidity is a result of management’s asset/liability strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management” and “-Liquidity and Capital Resources” in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report.

        Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

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

        The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2004, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2002		2003		2004
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
Debt securities:
Federal agency obligations	$4,860	34.73%	$6,579	40.36%	$2,345	21.49%
Municipal bonds	5,352	38.24	5,793	35.54	4,458	40.85
Corporate bonds	---	---	---	---	---	---
Subtotal	10,212	72.97	12,372	75.90	6,803	62.34

Other:
Federal Home Loan Bank stock	3,782	27.03	3,928	24.10	4,110	37.66
Total debt securities and Federal Home
Loan Bank stock	$13,994	100.00%	$16,300	100.00%	$10,913	100.00%

Average remaining life of debt securities	1.52 years		2.15 years		3.83 years

Other interest-earning assets:
Interest-bearing deposits with Federal	$14,357	100.00%	$7,491	100.00%	$6,818	100.00%
Home Loan Bank

Mortgage-backed securities:
Fannie Mae certificates	$613	39.12%	$429	25.57%	$307	26.85%
Freddie Mac certificates	954	60.88%	1,249	74.43%	837	73.15%
Total mortgage-backed securities	$1,567	100.00%	$1,678	100.00%	$1,144	100.00%

        The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2004. Expected maturities will differ from contractual maturities because issues have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2004, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2004
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	(Dollars in Thousands)
Federal agency obligations		$$2,345	$		$$2,345
Municipal bonds		2,603	1,641	214	4,458
Corporate bonds		---	---	---	---
Fannie Mae certificates		307	---	---	307
Freddie Mac certificates		837	---	---	837

Total investment securities		$$6,092	$1,641	$214	$7,947

Weighted average yield		3.72%	4.14%	6.00%	3.85%

Sources of Funds

        General.   Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

        Deposits.   We offer a variety of deposit accounts. Our deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts. In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs. Brokered deposits at December 31, 2004 totaled $50.1 million. We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

        The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2002	2003	2004
	(Dollars in Thousands)

Opening balance	$195,952	$221,590	$225,485
Deposits	1,219,366	1,272,494	1,190,435
Withdrawals	(1,198,505)	(1,272,569)	(1,163,515)
Interest credited	4,777	3,970	4,226

Ending balance	$221,590	$225,485	$256,631

Net increase (decrease)	$25,638	$3,895	$31,146

Percent increase (decrease)	13.08%	1.76%	13.81%
23 The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2002		2003		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Noninterest-bearing	$16,265	7.34%	$14,570	6.46%	$16,502	6.43%
Savings accounts (0.50% - 0.75% at
December 31, 2004)	18,258	8.24	19,630	8.70	18,775	7.31
NOW Accounts (0.00% - 0.50% at
December 31, 2004)	27,807	12.55	28,515	12.64	29,550	11.51
Money Market Accounts (1.0% - 1.65% at December 31, 2004)	11,255	5.08	14,728	6.53	18,393	7.16

Total Non-Certificates	73,585	33.21	77,443	34.34	83,220	32.41
Certificates:
0.00 - 1.99%	---	---	46,716	20.71	38,599	15.04
2.00 - 3.99%	95,194	42.96	64,792	28.73	103,810	40.43
4.00 - 5.99%	47,727	21.53	36,403	16.14	30,876	12.02
6.00 - 7.99%	5,084	2.29	131	0.06	126	0.05
8.00 - and greater	---	---	---	---	---	---

Total certificates	148,005	66.78	148,042	65.64	173,411	67.53
Accrued interest	37	0.01	37	0.02	157	0.06

Total deposits	$221,627	100.00%	$225,523	100.00%	$256,788	100.00%
24 The following table shows rate and maturity information for our certificates of deposit as of December 31, 2004.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2005	$14,059	$6,182	$3,188		$$23,428	13.51%
June 30, 2005	12,291	5,668	3,882	10	21,851	12.60
September 30, 2005	6,882	5,808	249	100	13,039	7.52
December 31, 2005	1,930	9,901	194	---	12,025	6.93
March 31, 2006	1,331	7,635	85	---	9,052	5.22
June 30, 2006	709	2,953	535	---	4,198	2.42
September 30, 2006	889	862	1,087	---	2,838	1.64
December 31, 2006	389	5,253	3,378	---	9,020	5.20
March 31, 2007	78	8,390	3,416	---	11,885	6.85
June 30, 2007	40,670	8,287	8,583	---	14,911	8.60
September 30, 2007	---	13,257	3,563	---	16,821	9.70
December 31, 2007	---	5,087	3,585	---	8,672	5.00
Thereafter	---	24,525	1,131	16	25,672	14.80

Total	$38,599	$103,810	$30,876	$126	$173,411	100.00%

Percent of total	22.26%	59.86%	17.81%	0.07%	100.00%	100.00%
25 The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2004:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$13,646	$11,776	$11,669	$59,699	$96,791
Certificates of deposit of $100,000 or more	9,782	10,075	13,395	43,368	76,620

Total certificates of deposit	$23,428	$21,851	$25,064	$103,067	$173,411

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

        We utilize Federal Home Loan Bank borrowings as part of our asset/liability management strategy in order to extend the maturity of our liabilities in a cost-effective manner. We may be required to pay a commitment fee upon application and may be subject to a prepayment fee if we prepay the advance. See Note 8 of the Notes to the Consolidated Financial Statements contained in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report.

        The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
	(In Thousands)
Maximum Balance:
Federal Home Loan Bank advances	$75,633	$70,473	$72,351
Average Balance:
Federal Home Loan Bank advances	$68,163	$64,484	$67,965
26 The following table sets forth certain information as to our FHLB advances at the dates indicated.

	December 31,
	2002	2003	2004
	(Dollars in Thousands)

Federal Home Loan Bank advances	$70,473	$64,851	$66,808
Weighted average interest rate of Federal Home	5.29%	4.60%	4.50%
Loan Bank advances

Subsidiaries and Other Activities

        Lafayette Savings owns a service corporation, L.S.B. Service Corporation. In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10-year commitment totaling $500,000. During 2004, L.S.B. Service Corporation received a $42,000 tax credit related to its investment in the project and recorded net income of $0. At December 31, 2004, our total investment in L.S.B. Service Corporation was $525,000.

        Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996. Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997. At December 31, 2004, our total investment in Lafayette Insurance and Investments, Inc. was $23,000. During 2002, Lafayette Insurance and Investments, Inc. became inactive and remained so in 2004.

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

        There are 17 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market and mortgage loans in Tippecanoe County to each be approximately 14%.

Regulation

        General.        Lafayette Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation, primarily by the Office of Thrift Supervision, and oversight extending to all of our operations. Lafayette Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve

System. As the thrift holding company of Lafayette Savings, LSB Financial is also subject to federal regulation and oversight by the Office of Thrift Supervision.

        The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. FDIC-insured institutions are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980‘s. For the first quarter of 2005, the rate established by the FDIC for this purpose is 1.44 basis points per dollar of SAIF deposits and BIF deposits.

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

        Lafayette Savings’ general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2004, our lending limit under this restriction was $4.7 million.

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

        Tier 1 capital generally consists of common stockholders equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2004, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $1.3 million.

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

        To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2004, Lafayette Savings qualified as well capitalized, with a leverage ratio of 8.4%, a Tier 1 risk-based capital ratio of 10.9% and a total risk-based capital ratio of 11.6%. The Office of Thrift Supervision may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

        Under the prompt corrective action regulations, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are authorized, and under certain circumstances required, to take certain actions against a savings association that is not at least adequately capitalized. Such an association must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. For a savings association controlled by a holding company, the capital restoration plan must include a guarantee by the holding company limited to the lesser of 5% of the association’s assets when it failed the “adequately capitalized” standard or the amount needed to satisfy the plan, and, in the event of the bankruptcy of the holding company, the guaranty would have priority over the claims of general creditors. Additional and more stringent restrictions may be applicable, depending on the financial condition of the association and other circumstances. If an association becomes critically undercapitalized, because it has a ratio of tangible equity to total assets of 2% or less, appointment of a receiver or conservator may be required.

        Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

        A savings association that is a subsidiary of a holding company, such as Lafayette Savings, may make a capital distribution with prior notice to the Office of Thrift Supervision, in an amount that does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) if the savings association has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well-capitalized, following the proposed distribution. All other institutions or those seeking to exceed the noted amounts must obtain approval from the Office of Thrift Supervision for a capital distribution before making the distribution.

        Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2004, Lafayette Savings met the test.

        Any savings institution that fails to meet the qualified thrift lender test must either convert to a national bank or restrict its branching rights, new activities and investments and dividends to those permissible for a national bank. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

        Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association’s capital and are subject to collateralization requirements. Affiliates of Lafayette Savings include LSB Financial, Inc. and any company which is under common control with

Lafayette Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of an affiliate. The Office of Thrift Supervision has the discretion to further restrict transactions of a savings associations with an affiliate on a case-by-case basis.

        Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low-and-moderate-income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. We were examined for Community Reinvestment Act compliance in 2004 and received a rating of “Outstanding.”

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

        USA PATRIOT Act of 2001. On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act, among other things, is intended to strengthen the ability of U.S. law enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

        Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the 1934 Act.

        Among other things, the Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more-extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

        The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company’s registered public accounting firm, in their annual reports to stockholders.

        Although LSB Financial will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on LSB Financial’s results of operations or financial condition.

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

        In addition to the regular income tax, corporations, including savings institutions, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

        A portion of our reserves for losses on loans which are presented on the statement of financial condition of retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2004, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million. We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting. We have not been audited by the IRS during the last five fiscal years.

        Indiana Taxation. The State of Indiana imposes an 8.5% franchise tax on corporations transacting the business of a financial institution in Indiana. Included in the definition of corporations transacting the business of a financial institution in Indiana are holding companies of thrift institutions, as well as thrift institutions. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

Employees

        At December 31, 2004, we had a total of 105 employees, including 14 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

        We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana. We own our main office and three branch offices. The fourth branch office is leased with the term of the lease expiring in 2009. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2004 was approximately $6.8 million. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

        We maintain an on-line database of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2004 was $433,000.

Item 3. Legal Proceedings

        In connection with the 2004 examination of Lafayette Savings by the Office of Thrift Supervision (the “OTS”), the OTS uncovered certain alleged failures on our part to comply with the Flood Disaster Protection Act of 1973 (the “FDPA”). Because of our alleged failure to purchase sufficient flood insurance under the FDPA with respect to nine loans, the OTS assessed civil monetary penalties against us of $3,150. We executed a Stipulation and Consent to the issuance of a cease and desist order and assessment of the $3,150 in civil money penalties with respect to these matters. Management believes it has now taken all necessary steps to resolve these compliance issues.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        (a)        We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933. Additionally, the inside back cover of our 2004 Annual Report to Stockholders attached to this document as Exhibit 13 is incorporated herein by reference. In addition, the “Equity Compensation Plan Information” contained in Part III, Item 11 of this Form 10-KSB is incorporated herein by reference.

        (b)        We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-B.

        (c)        We have in place a plan, announced September 27, 2004, to repurchase 5% of our common stock. The following table sets forth the number and price paid for repurchased shares.

Month of Purchase	Number of Shares	Average Price per Share
November 1 - November 30, 2004	3,000	$26.42
December 1 - December 31, 2004	3,300	$26.84
Approximate number of shares yet to be purchased	62,000

        There were no shares repurchased other that through a publicly announced plan or program.

Item 6. Management’s Discussion and Analysis or Plan of Operation

        Pages 4 through 22 of our 2004 Annual Report to Stockholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 7. Financial Statements

        Pages 25 through 52 of our 2004 Annual Report to Stockholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        On August 19, 2004, our Audit Committee engaged the accounting firm of BKD, LLP to examine the consolidated financial statements of Lafayette Savings as of and for the year ended December 31, 2004, and advised our Board of Directors of this decision. Crowe Chizek and Company LLC (“Crowe Chizek”), which had acted as the independent public accountants for Lafayette Savings since 1994 was notified on August 19, 2004 of the Audit Committee’s decision to engage BKD LLP.

        The audit reports issued by Crowe Chizek, with respect to our consolidated financial statements as of and for the year ended December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2003 (and any subsequent interim period), there had been no disagreements between us and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe Chizek would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report. Moreover, none of the events listed in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the year ended December 31, 2003, or any subsequent interim period.

        Prior to its engagement, we had not consulted Crowe Chizek as to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

Item 8A. Controls and Procedures

        An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)), as of December 31, 2004, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to affect, our internal control over the financial reporting.

        We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Item 8B. Other Information

        We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this 10-KSB, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

(a)	Directors and Executive Officers

        Information concerning LSB Financial Directors and Executive Officers is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

(b)	Compliance with Section 16(a)

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2005 under the caption “Share Ownership of LSB Financial Corp. Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” incorporated herein by reference and a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10. Executive Compensation

        Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

        Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans
approved by security
holders	117,668	$11.42	27,076 (1)
Equity compensation plans
not approved by security
holders	---	---	---

(1)   Includes 18,028 shares available for future grants under LSB Financial’s stock option plan and 9,048 shares available under future grants under LSB Financial’s restricted stock plan.

Item 12. Certain Relationships and Related Transactions

        Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports

(a)	The following documents are filed as part of the report:

Annual Report Page No(s).
Financial Statements:

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets at December 31, 2004 and 2003	26

Consolidated Statements of Income for the Years Ended December 31, 2004,	27
2003 and 2002

Consolidated Statements of Shareholders' Equity for the Years Ended	28
December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31,	29
2004, 2003 and 2002

Notes to Consolidated Financial Statements	30-52

        (b)        The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

Item 14. Principal Accountant Fees and Services

        Information concerning principal accountant fees and services are incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005, a copy of which will be filed no later than 120 days after the close of the fiscal year.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2005	LSB FINANCIAL CORP. By: /s/ Randolph F. Williams ————————————————— Randolph F. Williams, President, Chief Executive Officer and Director (Duly Authorized Representative

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck ————————————————— Mariellen M. Neudeck, Chairman of the Board	/s/ Randolph F. Williams ————————————————— Randolph F. Williams, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)

Date: March 21, 2005	Date: March 21, 2005

/s/ Harry A. Dunwoody ————————————————— Harry A. Dunwoody, Senior Vice President and Director	/s/ James A. Andrew ————————————————— James A. Andrew, Director

Date: March 23, 2005	Date: March 24, 2005

/s/ Philip W. Kemmer ————————————————— Philip W. Kemmer, Director	/s/ Peter Neisel ————————————————— Peter Neisel, Director

Date: March 21, 2005	Date: March 21, 2005

/s/ Jeffrey A. Poxon ————————————————— Jeffrey A. Poxon, Director	/s/ Thomas R. McCully ————————————————— Thomas R. McCully, Director

Date: March 21, 2005	Date: March 21, 2005

/s/ Mary Jo David ————————————————— Mary Jo David, Vice President, Chief Financial	/s/ Kenneth P. Burns ————————————————— Kenneth P. Burns, Director
Officer, Secretary-Treasurer and Director
Principal Financial and Accounting Officer)

Date: March 22, 2005	Date: March 23, 2005

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.

3.2	Bylaws, as amended and restated, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-25070) are incorporated herein by reference.

4	Registrant's Specimen Stock Certificate, filed on September 21, 1994 as exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84266), is incorporated herein by reference.

10.1	Registrant's 1995 Stock Option and Incentive Plan, filed on July 11, 1995 as Appendix A to Registrant's Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.

10.2	Registrant’s 1995 Recognition and Retention Plan, filed on July 11, 1995 as Appendix B to Registrant’s Proxy Statement on Schedule 14A (File No. 0-25070), is incorporated herein by reference.

10.3	Employment Agreement by and between the Registrant and Randolph F. Williams, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 (File No. 0-25070), is incorporated herein by reference.

10.4	Form of 1995 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement.

10.5	Form of 1995 Stock Option and Incentive Plan Incentive Stock Option Agreement.

10.6	Form of Recognition and Retention Plan Restricted Stock Agreement.

11	Statement regarding computation of per share earnings (see Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB).

13	Annual Report to Security Holders for the Year Ended December 31, 2004.

14	Code of Ethics, filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 0-25070), is incorporated herein by reference.

21	Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-25070), is incorporated herein by reference.

23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm.

23.2	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13(a) - 14(a) Certification (Chief Executive Officer).

31.2	Rule 13(a) - 14(a) Certification (Chief Financial Officer).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm, dated January 23, 2004.