Form 10-Q
period 2005-03-31
LSB FINANCIAL CORP
filed 2005-05-13
CIK 930405

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________ Commission file number 0-25070. LSB FINANCIAL CORP. (Exact Name of Registrant as Specified in its Charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)

101 Main Street, Lafayette, Indiana (Address of principal executive offices)	47902 (Zip Code)

(765) 742-1064 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

CLASS Common stock, par value $.01 per share	OUTSTANDING AT MAY 1, 2005 1,472,818

LSB FINANCIAL CORP. INDEX

PART I FINANCIAL INFORMATION Item 1. Financial Statements LSB FINANCIAL CORP. CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in thousands except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and due from banks	$1,861	$2,395
Short-term investments	10,943	6,818

Cash and cash equivalents	12,804	9,213

Available-for-sale securities	7,932	7,947
Loans held for sale	715	1,050
Total loans	327,233	319,972
Less: Allowance for loan losses	(2,239)	(2,095)

Net loans	324,994	317,877
Premises and equipment, net	6,715	6,750
Federal Home Loan Bank stock, at cost	4,154	4,110
Bank owned life insurance	2,649	2,627
Interest receivable and other assets	6,087	5,471

Total Assets	366,050	355,045

Liabilities and Shareholders' Equity
Liabilities
Deposits	266,047	256,631
Federal Home Loan Bank advances	66,808	66,808
Interest payable and other liabilities	1,937	1,213

Total liabilities	334,792	324,652

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2005 - 1,469,382 shares,
2004 - 1,437,250 shares	14	14
Additional paid-in-capital	8,599	8,235
Retained earnings	22,837	22,304
Unearned recognition and retention plan (RRP) shares	(44)	(51)
Unearned ESOP compensation	(88)	(103)
Accumulated other comprehensive income (loss)	(60)	(6)

Total shareholders' equity	31,258	30,393

Total liabilities and shareholders' equity	$366,050	$355,045

See notes to consolidated condensed financial statements. 1 LSB FINANCIAL CORP. Consolidated Condensed Statements of Income (Dollars in thousands, except per share data) (Unaudited)
	Three months Ended March 31,
	2005	2004
Interest and Dividend Income
Loans	$4,994	$4,492
Securities
Taxable	78	120
Tax-exempt	32	42
Other	18	7

Total interest and dividend income	5,122	4,661

Interest Expense
Deposits	1,503	1,237
Borrowings	742	756

Total interest expense	2,245	1,993

Net Interest Income	2,877	2,668

Provision for Loan Losses	175	125

Net Interest Income After Provision for Loan Losses	2,702	2,543

Noninterest Income
Deposit account service charges and fees	206	211
Net gains on loan sales	65	128
Other	213	175

Total noninterest income	484	514

Noninterest Expense
Salaries and employee benefits	1,191	1,062
Net occupancy and equipment expense	276	293
Computer service	99	95
Advertising	41	78
Other	436	334

Total noninterest expense	2,043	1,862

Income Before Income Taxes	1,143	1,195
Provision for Income Taxes	376	475

Net Income	$ 767	$ 720

Basic Earnings Per Share	$ 0.54	$ 0.51

Diluted Earnings Per Share	$ 0.53	$ 0.49

See notes to consolidated financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Benefit Plans Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2004	$ 14	$ 8,020	$ 19,841	($ 239)	$ 91	$ 27,727
Comprehensive income
Net income			720			720
Change in unrealized
appreciation (depreciation)
on available-for-sale
securities, net of taxes					31	31
Total comprehensive income						751
Dividends on common
stock, $0.145 per share			(197)			(197)
Stock options exercised		7				7
(681 shares)
Amortization of RRP expense				7		7
ESOP shares earned		48		14		62

Balance, March 31, 2004	$ 14	$ 8,075	$ 20,364	($ 218)	$ 122	$ 28,357

Balance, January 1, 2005	14	8,235	22,304	(154)	(6)	30,393
Comprehensive income
Net income			767			767
Change in unrealized
appreciation (depreciation)
on available-for-sale
securities, net of taxes					(54)	(54)
Total comprehensive income						713
Dividends on common
stock, $0.16 per share			(234)			(234)
Purchase and retirement of stock
(9,087 shares)		(240)				(240)
Stock options exercised
(51,390 shares)		219				219
Stock option and RRP		339				339
tax benefit
Amortization of RRP
expense				7		7
ESOP shares earned		46		15		61

Balance, March 31, 2005	$ 14	$ 8,599	$ 22,837	($ 132)	($ 60)	$ 31,258

See notes to consolidated condensed financial statements. 3 LSB FINANCIAL CORP. Consolidated Condensed Statements of Cash Flows (Dollars in thousands) (Unaudited)
	Three months ended March 31,
	2005	2004
Operating Activities
Net income	$ 767	$ 720
Items not requiring (providing) cash
Depreciation	106	122
Provision for loan losses	175	125
Amortization of premiums and discounts on securities	9	46
Federal Home Loan Bank stock dividend	(44)	(49)
ESOP shares earned	61	62
Gain on sale of loans	30	55
Loans originated for sale	(4,025)	(7,985)
Proceeds on loans sold	4,330	7,709
Changes in
Interest receivable and other assets	(595)	(312)
Interest payable and other liabilities	723	781

Net cash provided by operating activities	1,537	1,274

Investing Activities
Purchases of available-for-sale securities	(171)	0
Proceeds from maturities of available-for-sale securities	88	1,307
Net change in loans	(7,292)	(9,275)
Purchase of premises and equipment	(71)	(25)

Net cash from investing activities	(7,446)	(7,993)

Financing Activities
	1,027	1,602
Net change in demand deposits, money market, NOW and savings accounts
Net change in certificates of deposit	8,389	10,177
Proceeds from Federal Home Loan Bank advances	12,000	3,000
Repayment of Federal Home Loan Bank advances	(12,000)	(3,000)
Proceeds from stock options exercised	219	7
Tax benefit related to stock option and RRP	339	0
Repurchase of stock	(240)	0
Dividends paid	(234)	(197)

Net cash provided by financing activities	9,500	11,589

Increase (Decrease) in Cash and Cash Equivalents	3,591	4,870
Cash and Cash Equivalents, Beginning of Period	9,213	9,397

Cash and Cash Equivalents, End of Period	$ 12,804	$ 14,267

Supplemental Cash Flows Information
Interest paid	2,247	1,995
Income taxes paid	256	470

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	35	73

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Note 1 — General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods. All outstanding shares and per share figures have been adjusted to reflect a 5% stock dividend payable by LSB Financial Corp. to shareholders of record on October 8, 2004. The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2004 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

Certain information and note disclosures normally included in the company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed (consolidated) financial statements should be read in conjunction with the (consolidated) financial statements and notes thereto included in the company’s Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended
	2005	2004
Net income as reported	$ 767	$ 720
Deduct: Stock-based compensation expense determined under fair value based method	(11)	(4)

Pro forma net income	$ 756	$ 716

Basic earnings per share as reported	$ 0.54	$ 0.51
Pro forma basic earnings per share	0.53	0.51
Diluted earnings per share as reported	0.53	0.49
Pro forma diluted earnings per share	0.52	0.49

Note 2 — Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB, and Lafayette Savings’ wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 — Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. 11,500 shares were not included in the diluted earnings per share calculation as their effect would be antidilutive. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Quarter ended March 31
	2005	2004
Weighted average shares outstanding (excluding unearned ESOP shares)	1,430,010	1,398,389
Shares used to compute diluted earnings per share	1,457,173	1,462,482
Earnings per share	$ 0.54	$ 0.51
Diluted earnings per share	$ 0.53	$ 0.49

6

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Summary

LSB Financial Corp. is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB for the purpose of becoming a thrift institution holding company. Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana. References in this Form 10-Q to “we”, “us”, and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

Lafayette Savings has been, and intends to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. The Greater Lafayette area typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate at December 2004 was 3.7% in the greater Lafayette area and 5.0% for the State of Indiana compared to February 2005, the most recent data, which showed unemployment rates of 6.4% and 5.5%, respectively. There is frequently an increase in the unemployment rates in the months following the holiday season.

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

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin, which is the difference between the income generated from loans and the cost of the funding. A major area of concern in the growth of net interest income is the continuing flattening of the yield curve. Short-term rates increased steadily over 2004 and are expected to continue to increase in 2005. Long-term rates, however, have remained flat. Because deposits are generally tied to shorter-term market rates, and loans are generally tied to longer-term rates, the shrinking spread between the two has made it more difficult to maintain desired operating income levels. Our expectation is that short-term rates will continue to rise as the Federal Reserve Board responds to inflation concerns and the growing strength of the economy. Long-term rates have remained low because the purchase of U.S. government bonds has driven up the price of long-term bonds and kept their returns low. Until this situation changes we expect the yield curve to remain fairly flat.

Rate changes could be expected to have an impact on interest income. Rising rates generally increase borrower preference for variable rate products which we typically keep in our portfolio. Additionally, existing adjustable rate loans can be expected to reprice to higher rates, both of which could be expected to have a favorable impact on interest income. Alternatively, continuing low interest rates could have a negative impact on our interest income as new loans are put on the books at comparatively low rates and our existing adjustable rate loans reprice to lower rates. Even if rates do fall, because so many borrowers refinanced their mortgages in the last few years, we don’t expect to see a return to a high volume of refinancing. However, low rates may be expected to encourage borrowers to initiate additional real estate related purchases.

Our primary expense is interest on deposits and Federal Home Loan Bank advances which are used to fund loan growth. We offer customers in our market area time deposits for terms ranging from three months to five years, checking accounts and savings accounts. We also purchase brokered deposits and Federal Home Loan Bank advances as needed to provide funding or to improve our interest rate risk position. Generally, when interest rates are low, depositors will choose shorter-term products and conversely when rates are high, depositors will choose longer-term products.

We consider expected changes in interest rates when structuring our interest earning assets and our interest bearing liabilities. If rates are expected to increase we try to book shorter-term assets that will reprice relatively quickly to higher rates over time, and book longer-term liabilities that will remain for a longer time at lower rates. Conversely, if rates are expected to fall, we intend to structure our balance sheet such that loans will reprice more slowly to lower rates and deposits will reprice more quickly. We currently offer a three year and a five year certificate of deposit that allows depositors one opportunity to have their rate adjusted to the market rate at a future date to encourage them to choose longer-term deposit products. However, since we are not able to predict market interest rate fluctuations, our asset-liability management strategy may not prevent interest rate changes from having an adverse affect on our results of operations and financial condition.

Our results of operations may also be affected by general and local competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial Corp. must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial Corp.‘s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of March 31, 2005. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial Corp.‘s Board of Directors. Those policies include the following:

        Allowance for Loan Losses

        The allowance for loan losses represents management’s estimate of probable losses inherent in Lafayette Savings’ loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

        The strategy also emphasizes diversification on an industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

        Lafayette Savings’ allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance.

        Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Lafayette Savings. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

        Homogenous smaller balance loans, such as consumer installment and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

        Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and Lafayette Savings Bank’s internal loan review.

        An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans are reviewed quarterly and historical loss rates are reviewed annually and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

        Lafayette Savings’ primary market area for lending is Tippecanoe County, Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on Lafayette Savings’ customers.

        Mortgage Servicing Rights

        Mortgage servicing rights (MSRs) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Financial Condition

        Comparison of Financial Condition at March 31, 2005 and December 31, 2004.

        Our total assets increased $11.0 million or 3.10% during the three months from December 31, 2004 to March 31, 2005. This increase was primarily due to a $7.1 million increase in total net loans and a $4.1 million increase in short-term investments. Management attributes the increase in loans primarily to rising interest rates to which borrowers responded by selecting lower rate, adjustable rate mortgage products which we keep in our portfolio. The balance in short-term investments typically fluctuates in response to funding needs. The increase in assets was funded by a $9.4 million increase in deposits. Management attributes the increase in deposits to its success in attracting borrowers to its CD products as well as to the purchase of brokered deposits as needed to provide funding or to improve our interest rate risk position. $7.3 million of the increase in deposits was from brokered funds. Shareholders’ equity increased from $30.4 million at December 31, 2004 to $31.3 million at March 31, 2005, an increase of $526,000, due primarily to net income and the tax benefit from the exercise of stock options, offset in part by the payment of a cash dividend.

        Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $5.9 million at December 31, 2004 to $8.5 million at March 31, 2005. Non-performing loans at March 31, 2005 consisted of $4.4 million or 59.93% of loans on one- to four-family residential real estate with an average loan-to-appraised value of 66.64%, $2.6 million or 34.99% of loans on land or commercial property with an average loan-to-appraised value of 55.91%, $320,000 of commercial business loans and $57,000 of non-accruing consumer loans. Non-performing assets also include $1.1 million in foreclosed assets. At March 31, 2005, our allowance for loan losses equaled 0.68% of total loans (including loans held for sale) compared to 0.66% at December 31, 2004. The allowance for loan losses at March 31, 2005 totaled 26.23% of non-performing assets compared to 35.38% at December 31, 2004, and 30.17% of non-performing loans at March 31, 2005 compared to 44.66% at December 31, 2004. Our non-performing assets equaled 2.33% of total assets at March 31, 2004 compared to 1.67% at December 31, 2004. Non-performing assets totaling $51,000 were charged off in the first three months of 2005. These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

        Shareholders’ equity increased $865,000, or 2.85%, during the first three months of 2005 primarily as a result of net income of $767,000 and a $339,000 tax benefit from the exercise of 51,390 stock options, partially offset by our payment of dividends on common stock, and the repurchase of 9,087 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 8.54% at March 31, 2005 compared to 8.57% at December 31, 2004.

Results of Operations

        Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004.

        General. Net income for the three months ended March 31, 2005 was $767,000, an increase of $47,000 or 6.13%, over the three months ended March 31, 2004. This increase was primarily due to a $209,000 increase in net interest income and a $99,000 decrease in taxes on income, partially offset by a $63,000 decrease in the gain on sale of loans due to the decreased originations and refinancings of fixed-rate mortgage loans and the sale of such loans on the secondary market caused by an increase in mortgage rates, a $181,000 increase in non-interest expenses, and a $50,000 increase in the provision for loan losses.

        Net Interest Income. Net interest income for the three months ended March 31, 2005 increased $209,000, or 7.26%, over the same period in 2004. This increase was primarily due to a $41.2 million increase in average loans receivable. Our net interest margin (net interest income divided by average interest-earning assets) increased slightly from 3.42% for the three months ended March 31, 2004 to 3.34% for the three months ended March 31, 2005. The increase in net interest margin is primarily the result of a $1.5 million increase in net interest earning assets partially offset by a decrease in the average rate earned on interest earning assets from 5.98% for the three months ended March 31, 2004 to 5.94% for the three months ended March 31, 2005 and an increase in the average rate paid on interest earning liabilities from 2.68% for the three months ended March 31, 2004 to 2.73% for the three months ended March 31, 2005 The decrease in the net interest margin was partially offset by a $9.9 million increase in average balance of interest-earning assets.

        Interest income on loans increased $502,000 or 10.05% for the three months ended March 31, 2005 compared to the same three months in 2004. This increase was the result of a $41.2 million increase in average loans outstanding partially offset by a decrease in the average yield on loans from 6.34% for the first three months of 2004 to 6.15% for the first three months of 2005, due to continuing low long-term interest rates in the economy. The increase in the loan portfolio was due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages and initiate other real estate related purchases. The increase in interest rates triggered interest in lower rate, adjustable rate mortgage products which we typically hold in our loan portfolio.

        Interest earned on other investments and Federal Home Loan Bank stock decreased by $41,000 for the three months ended March 31, 2005 compared to the same period in 2004. This was primarily the result of a $8.0 million decrease in average balances partially offset by an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.38% for the first three months of 2004 to 2.51% over the same period in 2005. The decrease in the average balance was generally due to those funds being reinvested into longer term loans or investments.

        Interest expense for the three months ended March 31, 2005 increased $252,000 or 11.22% over the same period in 2004. This increase was due to a $31.7 million increase in average interest-bearing liabilities as well as an increase in the average rate paid on interest-bearing liabilities from 2.68% for the first three months of 2004 to 2.73% for the first three months of 2005.

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

        Our analysis of the loan portfolio begins at the time the loan is originated, when each loan is assigned a risk rating. If the loan is a commercial credit, the borrower will also be assigned a similar rating. Loans that continue to perform as agreed will be included in one of ten non-classified loan categories. Portions of the allowance are allocated to loan portfolios in the various risk grades, based upon a variety of factors, including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. Loans no longer performing as agreed are assigned a lower risk rating, eventually resulting in their being regarded as classified loans. A collateral re-evaluation is completed on all classified loans. This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. These components are added together and compared to the balance of our allowance at the evaluation date.

        Non-classified loan categories include first mortgage loans on the following types of properties: one- to four-family owner occupied, one- to four-family non-owner occupied, multi-family, non-residential, land and land development, and construction. Additional categories include: second mortgage and home equity loans, unsecured commercial business loans, secured commercial business loans, and consumer loans.

        We recorded a $175,000 provision for loan losses for the three months ended March 31, 2005 as a result of our analysis of our current loan portfolios compared to $125,000 for the same period in 2004. The increased provision during 2005 was necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs. During the first three months of 2005 we recorded charge-offs of $51,000. The $175,000 provision for loan losses for the first quarter of 2005 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

        At March 31, 2005, non-performing assets, consisting of non-accruing loans, accruing loans 90 or more days delinquent and other real estate owned, totaled $8.5 million compared to $5.9 million at December 31, 2004. In addition to our non-performing assets, we identified $6.8 million other loans of concern, down from $9.8 million at December 31, 2004, where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms, and that may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

        Non-Interest Income. Non-interest income for the three months ended March 31, 2005 decreased by $30,000 or 5.84% compared to the same period in 2004. This was primarily due to a $63,000 decrease in the gain on the sale of mortgage loans in the secondary marketresulting from decreased sales due to the decrease in refinance activity. This decrease was partially offset by a $38,000 increase in other income, primarily the result of a $44,000 increase in mortgage loan servicing fees.

        Non-Interest Expense. Non-interest expense for the three months ended March 31, 2005 increased $181,000 over the same period in 2004. The major components of this increase included a $129,000 increase in salaries and employee benefits partly due to increased compliance and health insurance costs, and a $102,000 increase in other non-interest expenses partly due to increased reporting costs and expenses related to foreclosed properties.

        Income Tax Expense. Our income tax provision decreased by $99,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily as a result of tax savings relating to our Bank Owned Life Insurance program and increased lending in an area in Lafayette designated as an urban enterprise zone, qualifying for enterprise zone tax credits.

Liquidity

        Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations. While maturities and the scheduled amortization of loans, investments and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general market interest rates, economic conditions and competition.

        We monitor our cash flow carefully and strive to minimize the level of cash held in low rate overnight accounts or in cash on hand. We also carefully track the scheduled delivery of loans committed for sale to be added to our cash flow calculations. Our current internal policy for liquidity requires minimum liquidity of 4.0% of total assets.

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

        Our liquidity ratios at December 31, 2004 and March 31, 2005 were 5.80% and 6.71%, respectively compared to a regulatory liquidity base, and 4.38% and 4.07% compared to total assets at the end of each period.

        We anticipate that we will have sufficient funds available to meet current funding commitments. At March 31, 2005, we had outstanding commitments to originate loans and available lines of credit totaling $52.4 million and commitments to provide funds to complete current construction projects in the amount of $6.7 million. In addition we had commitments to sell $1.8 million of fixed rate residential loans. Certificates of deposit which will mature in one year or less at March 31, 2005 totaled $74.0 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. At March 31, 2005, $56.0 million of our deposits were in brokered deposits, $13.0 million of which will mature in one year or less. These deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $20.8 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

        Shareholders’ equity totaled $31.3 million at March 31, 2005 compared to $30.4 million at December 31, 2004, an increase of $865,000 or 2.85%, due primarily to net income of $767,000 and a $339,000 tax benefit from the exercise of 51,390 stock options, partially offset by our payment of dividends on common stock, and the repurchase of 9,087 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 8.54% at March 31, 2005 compared to 8.57% at December 31, 2004.

        Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2004 and March 31, 2005, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2004 and March 31, 2005 are presented below:

			OTS		FDIC
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2005
Total risk-based capital (to risk-weighted assets)	$32,318	11.4%	$22,689	8.0%	$28,362	10.0%
Tier I capital (to risk-weighted assets)	30,294	10.7%	11,345	4.0%	17,017	6.0%
Tier I capital (to adjusted total assets)	30,294	8.3%	10,973	3.0%	18,289	5.0%
Tier I capital (to adjusted tangible assets)	30,294	8.3%	7,316	2.0%	N/A	N/A
Tangible capital (to adjusted tangible assets)	30,294	8.3%	5,487	1.5%	N/A	N/A

As of December 31, 2004
Total risk-based capital (to risk-weighted assets)	$31,657	11.6%	$21,812	8.0%	$27,265	10.0%
Tier I capital (to risk-weighted assets)	29,797	10.9%	10,906	4.0%	16,359	6.0%
Tier I capital (to adjusted total assets)	29,797	8.4%	10,656	3.0%	17,761	5.0%
Tier I capital (to adjusted tangible assets)	29,767	8.4%	7,104	2.0%	N/A	N/A
Tangible capital (to adjusted tangible assets)	29,797	8.4%	5,328	1.5%	N/A	N/A

Disclosure Regarding Forward-Looking Statements

        This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption Management’s Discussion of Recent Operating Results in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

        The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;
•	the timely development of and acceptance of our new products and services of Lafayette Savings and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
•	the willingness of users to substitute competitors' products and services for our products and services;
•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);
•	the impact of technological changes;
•	acquisitions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in the foregoing.

15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We, like other financial institutions, are subject to interest rate risk to the extent that our interest-bearing liabilities reprice on a different basis than our interest-earning assets. The Office of Thrift Supervision (“OTS”), our primary regulator, supports the use of a net portfolio value (“NPV”) approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario, essentially a market value adjusted capital ratio.

        It has been and continues to be a priority of the Board and management to manage interest rate risk to maintain an acceptable level of potential changes to interest income as a result of interest rate changes. Our asset/liability policy, established by the board of directors, sets forth acceptable limits on the amount of change in net portfolio value given certain changes in interest rates. We have an asset/liability management committee which meets quarterly to review our interest rate position, and an investment committee which reviews the interest rate risk position and other related matters with the Board, and makes recommendations for adjusting this position to the full Board of Directors. In addition, the investment committee of the Board meets semi-annually with our outside investment advisors to review our investment portfolio and strategies relating to interest rate risk. Specific strategies have included the sale of long-term, fixed rate loans to reduce the average maturity of our interest-earning assets and the use of Federal Home Loan Bank advances to lengthen the effective maturity of our interest-bearing liabilities. In the future, our community banking emphasis, including the origination of commercial business loans, is intended to further increase our portfolio of short-term and/or adjustable rate loans.

        Presented below, as of December 31, 2004 and 2003, is an analysis of our interest rate risk as measured by the effect on NPV caused by instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points, and compared to Board policy limits. The Board Limit column indicates the lowest allowable limits for NPV after each interest rate shock. Assumptions used in calculating the amounts in this table are OTS assumptions. No information is provided for a negative 200 or 300 basis point shift in interest rates, due to a low prevailing interest rate environment making such scenarios unlikely.

Change in		Board Limit	At December 31, 2004			At December 31, 2003
Interest Rate (Basis Points)		Post-shock NPV Ratio	Post-shock NPV Ratio	Change (Basis Points)		Post-shock NPV Ratio	Change (Basis Points)

300	bp	6.00%	10.55%	(12)	bp	9.64%	(35)	bp
200		7.00	10.82	14		9.98	0
100		8.00	10.89	21		10.13	14
0		8.00	10.68	--		9.98	--
-100		8.00	10.16	(52)		9.40	(59)

        In evaluating our exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be noted. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing table.

        Management believes that at March 31, 2005 there have been no material changes in Lafayette Savings’ interest rate sensitivity which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented above, from the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004.

Item 4.	CONTROLS AND PROCEDURES.

        An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)), as of March 31, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting.

        The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of any prior and pending proceedings should not have a material effect on the Company or the Bank’s financial condition or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities

Month of Purchase	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
January 1 - January 31, 2005	1,472	26.295	1,472	60,547
February 1 - February 28, 2005	4,200	26.482	4,200	56,347
March 1 - March 31, 2005	3,415	26.334	3,415	52,932
Total	9,087	26.396	9,087	52,932

(1)	There were no shares repurchased other than through a publicly announced plan or program.
(2)	We have in place a plan, announced September 27, 2004, to repurchase 5% of our common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None to be reported.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None to be reported.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS

        Exhibits:

        The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: May 9, 2005 ——————————————	/s/ Randolph F. Williams —————————————— Randolph F. Williams, President (Principal Executive Officer)

Date: May 9, 2005 ——————————————	/s/ Mary Jo David —————————————— Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications
20