Form 10-Q
period 2005-06-30
LSB FINANCIAL CORP
filed 2005-08-10
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 0-25070

LSB FINANCIAL CORP. (Exact Name of Registrant as Specified in its Charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1934975 (I.R.S. Employer Identification No.)

101 Main Street, Lafayette, Indiana (Address of principal executive offices)	47902 (Zip Code)

(765) 742-1064 (Registrant’s telephone number, including area code)

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

CLASS	OUTSTANDING AT AUGUST 10, 2005

Common stock, par value $.01 per share	1,472,959

LSB FINANCIAL CORP.

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands except per share data)
	June 30, 2005 (unaudited)	December 31, 2004
Assets
Cash and due from banks	$1,782	$2,395
Short-term investments	7,327	6,818
Cash and cash equivalents	9,109	9,213
Available-for-sale securities	8,715	7,947
Loans held for sale	779	1,050
Total loans	331,738	319,972
Less: Allowance for loan losses	(2,264)	(2,095)
Net loans	329,474	317,877
Premises and equipment, net	6,672	6,750
Federal Home Loan Bank stock, at cost	4,197	4,110
Bank owned life insurance	2,671	2,627
Interest receivable and other assets	5,762	5,471
Total Assets	$367,379	$355,045

Liabilities and Shareholders’ Equity
Liabilities
Deposits	259,671	256,631
Federal Home Loan Bank advances	74,008	66,808
Interest payable and other liabilities	1,864	1,213
Total liabilities	335,543	324,652

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value Authorized - 7,000,000 shares Issued and outstanding 2005 - 1,466,256 shares, 2004 - 1,437,250 shares	14	14
Additional paid-in-capital	8,455	8,235
Retained earnings	23,500	22,304
Unearned recognition and retention plan (RRP) shares	(36)	(51)
Unearned ESOP compensation	(75)	(103)
Accumulated other comprehensive loss	(22)	(6)
Total shareholders’ equity	31,836	30,393

Total liabilities and shareholders’ equity	$367,379	$355,045

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Interest and Dividend Income
Loans	$5,157	$4,608	$10,151	$9,100
Securities
Taxable	77	95	155	214
Tax-exempt	40	41	72	83
Other	25	16	43	24
Total interest and dividend income	5,299	4,760	10,421	9,421
Interest Expense
Deposits	1,594	1,303	3,097	2,539
Borrowings	754	766	1,496	1,523
Total interest expense	2,348	2,069	4,593	4,062
Net interest income	2,951	2,691	5,828	5,359
Provision for Loan Losses	125	125	300	250
Net Interest Income After Provision for Loan Losses	2,826	2,566	5,528	5,109

Non-interest income
Deposit account service charges and fees	281	223	487	435
Net gains on loan sales	108	139	173	266
Gain on sale of securities	0	11	0	11
Other	218	229	431	404
Total non-interest income	607	602	1,091	1,116

Non-interest Expense
Salaries and employee benefits	1,096	1,081	2,288	2,142
Net occupancy and equipment expense	265	338	541	631
Computer service	127	94	226	190
Advertising	109	104	150	182
Other	476	440	911	774
Total non-interest expense	2,073	2,057	4,116	3,919

Income Before Income Taxes	1,360	1,111	2,503	2,306
Provision for Income Taxes	467	357	843	832
Net income	$893	$754	$1,660	$1,474
Basic Earnings Per Share	$0.61	$0.53	$1.15	$1.05
Diluted Earnings Per Share	$0.60	$0.51	$1.13	$1.01

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Benefit Plans Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2004	$14	$8,020	$19,841	($239)	$91	$27,727
Comprehensive income
Net income			1,474			1,474
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(125)	(125)
Total comprehensive income						1,349
Dividends on common stock, $0.29 per share			(388)			(388)
Stock options exercised (6,295 shares)		80				80
Amortization of RRP expense				15		15
ESOP shares earned		93		28		121

Balance, June 30, 2004	$14	$8,193	$20,927	($196)	($34)	$28,904

Balance, January 1, 2005	$14	$8,235	$22,304	$(154)	$(6)	$30,393
Comprehensive income
Net income			1,660			1,660
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(16)	(16)
Total comprehensive income						1,644
Dividends on common stock, $0.32 per share			(464)			(464)
Purchase and retirement of stock (20,087 shares)		(528)				(528)
Stock options exercised (61,529 shares)		249				249
Stock option and RRP tax benefit		405				405
Amortization of RRP expense				15		15
ESOP shares earned		94		28		122
Balance, June 30, 2005	$14	$8,455	$23,500	($111)	($22)	$31,836

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Operating Activities
Net income	$1,660	$1,474
Items not requiring (providing) cash
Depreciation	171	286
Provision for loan losses	300	250
Gain on sale of securities	0	(11)
Amortization of premiums and discounts on securities	18	172
Federal Home Loan Bank stock dividend	(87)	(94)
ESOP shares earned	122	121
Gain on sale of loans	81	135
Loans originated for sale	(4,673)	(17,145)
Proceeds on loans sold	4,863	16,481
Changes in
Interest receivable and other assets	96	45
Interest payable and other liabilities	650	41
Net cash provided by operating activities	3,201	1,755

Investing Activities
Purchases of available-for-sale securities	(997)	(1,383)
Proceeds from maturities of available-for-sale securities	186	2,594
Proceeds from sales of available-for-sale securities	0	1,355
Net change in loans	(11,897)	(26,728)
Purchase of premises and equipment	(94)	(51)
Net cash from investing activities	(12,802)	(24,213)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(4,243)	111
Net change in certificates of deposit	7,283	16,612
Proceeds from Federal Home Loan Bank advances	27,500	17,500
Repayment of Federal Home Loan Bank advances	(20,300)	(12,000)
Proceeds from stock options exercised	249	80
Repurchase of stock	(528)	0
Dividends paid	(464)	(388)
Net cash provided by financing activities	9,497	21,915

Increase (Decrease) in Cash and Cash Equivalents	(104)	(543)
Cash and Cash Equivalents, Beginning of Period	9,213	9,397
Cash and Cash Equivalents, End of Period	$9,109	$8,854

Supplemental Cash Flows Information
Interest paid	4,499	3,998
Income taxes paid	256	490

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	92	13
Tax benefit related to stock options and RRP	405	0
See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations, cash flows and financial position for and at the end of such interim periods. All outstanding shares and per share figures have been adjusted to reflect a 5% stock dividend payable by LSB Financial Corp. (the “Company” or “LSB Financial”) to shareholders of record on October 8, 2004. The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2004 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

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

Stock Options: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost for stock options is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income as reported	$893	$754	$1,660	$1,474
Deduct: Stock-based compensation expense determined under fair value based method	(11)	(5)	(22)	(9)
Pro forma net income	$882	$749	$1,638	$1,465

Basic earnings per share as reported	$0.61	$0.53	$1.15	$1.05
Pro forma basic earnings per share	0.61	0.53	1.13	1.05
Diluted earnings per share as reported	0.60	0.51	1.13	1.01
Pro forma diluted earnings per share	0.60	0.51	1.11	1.01

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB (“Lafayette Savings”), and Lafayette Savings’ wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 - Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. All shares were included in the diluted earnings per share calculation as their effect would be dilutive. Unearned ESOP shares are not considered to be outstanding for the earnings per share computation. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding (excluding unearned ESOP shares)	1,454,606	1,405,940	1,449,963	1,402,153
Shares used to compute diluted earnings per share	1,478,163	1,463,180	1,473,243	1,460,799
Earnings per share	$0.61	$0.53	$1.15	$1.05
Diluted earnings per share	$0.60	$0.51	$1.13	$1.01

Note 4 - Future Accounting Pronouncements

In April 2005, the SEC issued an amendment to SFAS 123 (SFAS 123R), which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS 123R, it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2006.

In June, 2005 the Financial Accounting Standards Board (FASB) Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The final FSP will supersede EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS 115, so the adoption of FSP 115-1 will not have any significant impact on the Company's financial condition or results of operation.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Summary

LSB Financial Corp. is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB for the purpose of becoming a thrift institution holding company. Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana. References in this Form 10-Q to "we," "us," and "our" refer to LSB Financial and/or Lafayette Savings as the context requires.

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. The Greater Lafayette area typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate at December 2004 was 3.7% in the greater Lafayette area and 5.0% for the State of Indiana compared to May 2005, the most recent data, which showed unemployment rates of 4.1% and 4.6%, respectively. The May rates show an improvement over the inflated employment rates in the months following the holiday season.

Our primary source of revenue is interest income primarily on loans and to a much lesser extent, on investments which we hold mainly as a source of liquidity, and on Federal Home Loan Bank stock. In periods of very low interest rates when many borrowers refinance their mortgages, often to fixed rate products, we typically generate income by selling these loans on the secondary market at a gain. While we forego future interest income by selling these mortgages, we also avoid the risk of having a large portfolio of low-rate, fixed-rate loans should interest rates rise and remain high. Our loan portfolio typically consists of about 75% variable-rate products.

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

Rate changes could be expected to have an impact on interest income. Rising rates generally increase borrower preference for variable-rate products which we typically keep in our portfolio. Additionally, existing adjustable rate loans can be expected to reprice to higher rates, both of which could be expected to have a favorable impact on interest income. Alternatively, continuing low interest rates could have a negative impact on our interest income as new loans are put on the books at comparatively low rates and our existing adjustable rate loans reprice to lower rates. Even if rates do fall, because so many borrowers refinanced their mortgages in the last few years, we do not expect to see a return to a high volume of refinancing. However, low rates may be expected to encourage borrowers to initiate additional real estate related purchases.

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

We consider expected changes in interest rates when structuring our interest earning assets and our interest bearing liabilities. If rates are expected to increase we try to book shorter-term assets that will reprice relatively quickly to higher rates over time, and book longer-term liabilities that will remain for a longer time at lower rates. Conversely, if rates are expected to fall, we intend to structure our balance sheet such that loans will reprice more slowly to lower rates and deposits will reprice more quickly. We currently offer a three-year and a five-year certificate of deposit that allows depositors one opportunity to have their rate adjusted to the market rate at a future date to encourage them to choose longer-term deposit products. However, since we are not able to predict market interest rate fluctuations, our asset/liability management strategy may not prevent interest rate changes from having an adverse effect on our results of operations and financial condition.

Our results of operations may also be affected by general and local competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial Corp. must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial Corp.'s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2004. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial Corp.'s Board of Directors. Those policies include the following:

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses inherent in Lafayette Savings’ loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Lafayette Savings. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous smaller balance loans, such as consumer installment and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in loan mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and Lafayette Savings' internal loan review.

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

Financial Condition

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Our total assets increased $12.3 million or 3.47% during the six months from December 31, 2004 to June 30, 2005. This increase was primarily due to a $11.6 million increase in total net loans and a $768,000 increase in securities available for sale. Management attributes the increase in loans primarily to continuing relatively low interest rates which encourages investment in the real estate market, and to an increasing preference for lower-rate, adjustable-rate mortgage products which we keep in our portfolio. The increase in assets was funded by a $7.2 million increase in Federal Home Loan Bank advances and a $3.0 million increase in deposits. Most of the deposit increase was due to a $3.6 million increase in brokered funds. We use Federal Home Loan Bank advances and brokered deposits as needed because of their availability, predictability and generally competitive price, or to improve our interest rate risk position. Shareholders’ equity increased from $30.4 million at December 31, 2004 to $31.8 million at June 30, 2005, an increase of $1.4 million, due primarily to net income and the tax benefit from the exercise of stock options, offset in part by the payment of a cash dividend.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $5.9 million at December 31, 2004 to $8.5 million at March 31, 2005 and stayed fairly constant at $8.6 million at June 30, 2005. Non-performing loans at June 30, 2005 consisted of $4.8 million of loans on one- to four-family residential real estate which had an average loan-to-appraisal value of 65.43%, $3.0 million of loans on land or commercial property with an average loan-to-appraisal value of 37.39%, $39,000 of commercial business loans and $6,000 of non-accruing consumer loans. Non-performing assets also include $781,000 in foreclosed assets. At June 30, 2005, our allowance for loan losses equaled 0.68% of total loans compared to 0.65% at December 31, 2004. The allowance for loan losses at June 30, 2005 totaled 26.32% of non-performing assets compared to 35.38% at December 31, 2004, and 28.95% of non-performing loans at June 30, 2005 compared to 44.66% at December 31, 2004. Our non-performing assets equaled 2.34% of total assets at June 30, 2005 compared to 1.67% at December 31, 2004. Non-performing assets totaling $161,000 were charged off in the first six months of 2005. These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

    Shareholders’ equity increased $1.4 million, or 4.75%, during the first six months of 2005 primarily as a result of net income of $1.7 million and a $405,000 tax benefit from the exercise of 61,529 stock options, partially offset by our payment of $464,000 in dividends on common stock, and the repurchase of 20,087 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 8.67% at June 30, 2005 compared to 8.57% at December 31, 2004.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2005 and June 30, 2004

General. Net income for the six months ended June 30, 2005 was $1.7 million, an increase of $186,000 or 12.62%, over the six months ended June 30, 2004. Net income for the quarter ended June 30, 2005 was $893,000, an increase of $139,000 or 18.44% over the comparable quarter in 2004. These increases were primarily due to increases in net interest income, partially offset by decreases in the gain on sale of loans due to the decreased originations and refinancings of fixed-rate mortgage loans and the sale of such loans on the secondary market caused by stagnant mortgage rates, increases in non-interest expenses, and a $50,000 increase in the provision for loan losses.

Net Interest Income. Net interest income for the six months ended June 30, 2005 increased $469,000, or 8.75%, over the same period in 2004. The increase in net interest income was primarily due to a $35.9 million increase in average loans receivable. Our net interest margin (net interest income divided by average interest-earning assets) remained virtually unchanged, decreasing by one basis point from 3.36% at June 30, 2004 to 3.35% for the six months ended June 30, 2005. The increase in average loans was funded primarily by a $26.6 million increase in interest-earning liabilities with an increase in average rate from 2.66% to 2.77%, and partially by a $6.9 million decrease in average investment securities as money from maturing investments was reinvested in higher earning loans. Net interest income for the second quarter of 2005 increased $260,000, or 9.67%, compared to the same period in 2004, due to similar reasons as those noted above. Average loans receivable increased by $30.5 million from the second quarter of 2004 to the second quarter of 2005, funded by a $21.5 million increase in interest-earning liabilities with an increase in average rate from 2.64% to 2.81%, and partially from a $5.7 million decrease in investment securities.

Interest income on loans increased $1.1 million or 11.55% for the six months ended June 30, 2005 compared to the same six months in 2004. This increase was the result of a $35.9 million increase in average loans outstanding partially offset by a decrease in the average yield on loans from 6.24% for the first six months of 2004 to 6.20% for the first six months of 2005, due to continuing low long-term interest rates in the economy. The increase in the loan portfolio was due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages and initiate other real estate related purchases. The occasional, slight increase in interest rates triggered borrower interest in lower-rate, adjustable-rate mortgage products which we typically hold in our loan portfolio. Interest income on loans increased $549,000 for the second quarter of 2005 compared to the second quarter of 2004 due primarily to the $30.5 million increase in average loans receivable and the increase in the average yield on loans from 6.15% to 6.25% over the same period.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $51,000 for the six months ended June 30, 2005 compared to the same period in 2004. This was primarily the result of a $6.9 million decrease in average balances partially offset by an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.32% for the first six months of 2004 to 2.59% over the same period in 2005. The decrease in the average balance was generally due to those funds being reinvested into longer-term loans or investments. Interest income on other investments and Federal Home Loan Bank stock decreased $10,000 for the second quarter of 2005 compared to the second quarter of 2004 due to a decrease of $5.7 million in average balances offset by an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.25% for the second quarter of 2004 to 2.67% over the same period in 2005, as maturing investments were used for loan funding needs.

Interest expense for the six months ended June 30, 2005 increased $531,000 or 13.07% over the same period in 2004. This increase was due to a $26.7 million increase in average interest-bearing liabilities as well as an increase in the average rate paid on interest-bearing liabilities from 2.66% for the first six months of 2004 to 2.77% for the first six months of 2005. Interest expense increased $279,000 for the second quarter of 2005from the same period in 2004 primarily due to a $21.5 million increase in average interest-bearing liabilities and an increase in the average rate paid on average interest-bearing liabilities from 3.64% for the second quarter of 2004 to 2.81% for the same period in 2005.

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

We recorded a $300,000 provision for loan losses for the six months ended June 30, 2005 as a result of our analysis of our current loan portfolios compared to $250,000 for the same period in 2004. The increased provision during 2005 was necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs. During the first six months of 2005 we recorded charge-offs of $161,000. The $300,000 provision for loan losses for the first six months of 2005 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

At June 30, 2005, non-performing assets, consisting of non-accruing loans, accruing loans 90 or more days delinquent and other real estate owned, totaled $8.6 million compared to $5.9 million at December 31, 2004. In addition to our non-performing assets, we identified $5.6 million other loans of concern, down from $9.8 million at December 31, 2004, where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms, and that may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

Non-Interest Income. Non-interest income for the six months ended June 30, 2005 decreased by $25,000 or 2.24% compared to the same period in 2004. This was primarily due to a $93,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from decreased sales due to the decrease in refinance activity. This decrease was partially offset by a $52,000 increase in fees on deposit accounts due to the introduction of a new product in which we pay any overdrafts of up to $500 made by qualified depositors for a $30 per overdraft fee and by a $27,000 increase in other income, primarily the result of a $20,000 increase in mortgage loan servicing fees. Non-interest income for the second quarter of 2005 increased by $5,000 over the same period in 2004, primarily due to a $58,000 increase in fees on deposit accounts due to the introduction of a new product mentioned above, partially offset by a $31,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from decreased sales due to the decrease in refinance activity and by an $11,000 decrease in other income, primarily the result of a decrease in the amortization of mortgage loan servicing fees resulting from a decrease in loan prepayments.
Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2005 increased $197,000 over the same period in 2004. The major components of this increase included a $146,000 increase in salaries and employee benefits partly due to increased compliance and health insurance costs, and a $137,000 increase in other non-interest expenses partly due to increased reporting costs and expenses related to foreclosed properties, partially offset by a $90,000 decrease in occupancy expenses due to the write-off of some fixed assets in 2004. Non-interest expense for the second quarter of 2005 increased by $16,000 over the same period in 2004, due largely to factors mentioned above.

    Income Tax Expense.  Our income tax provision increased by $11,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily as a result of tax savings relating to our Bank Owned Life Insurance program and increased lending in an area in Lafayette designated as an urban enterprise zone, qualifying for enterprise zone tax credits. Our income tax provision increased by $110,000 for the second quarter of 2005 compared to the same period in 2004 primarily due to a $249,000 increase in income before income taxes offset by the same tax changes mentioned above.

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

We monitor our cash flow carefully and strive to minimize the level of cash held in low-rate overnight accounts or in cash on hand. We also carefully track the scheduled delivery of loans committed for sale to be added to our cash flow calculations. Our current internal policy for liquidity requires minimum liquidity of 4.0% of total assets.

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

Our liquidity ratios at December 31, 2004 and June 30, 2005 were 5.80% and 5.58%, respectively compared to a regulatory liquidity base, and 4.38% and 4.23% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments. At June 30, 2005, we had outstanding commitments to originate loans and available lines of credit totaling $58.9 million and commitments to provide funds to complete current construction projects in the amount of $5.9 million. In addition we had commitments to sell $2.4 million of fixed-rate residential loans. Certificates of deposit which will mature in one year or less at June 30, 2005 totaled $69.3 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. At June 30, 2005, $59.6 million of our deposits were in brokered deposits, $14.0 million of which will mature in one year or less. These deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $21.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $31.8 million at June 30, 2005 compared to $30.4 million at December 31, 2004, an increase of $1.4 million or 4.75%, due primarily to net income of $1.7 million and a $405,000 tax benefit from the exercise of options to purchase 61,529 shares of our common stock, partially offset by our payment of dividends on common stock, and the repurchase of 20,087 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 8.67% at June 30, 2005 compared to 8.57% at December 31, 2004.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2004 and June 30, 2005, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2004 and June 30, 2005 are presented below:

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2005
Total risk-based capital (to risk-weighted assets)	$32,866	11.5%	$22,840	8.0%	$28,550	10.0%
Tier I capital (to risk-weighted assets)	30,808	10.8%	11,420	4.0%	17,130	6.0%
Tier I capital (to adjusted total assets)	30,808	8.4%	11,011	3.0%	18,351	5.0%
Tier I capital (to adjusted tangible assets)	30,808	8.4%	7,340	2.0%	N/A	N/A
Tangible capital (to adjusted tangible assets)	30,808	8.4%	5,505	1.5%	N/A	N/A
As of December 31, 2004
Total risk-based capital (to risk-weighted assets)	$31,657	11.6%	$21,812	8.0%	$27,265	10.0%
Tier I capital (to risk-weighted assets)	29,797	10.9%	10,906	4.0%	16,359	6.0%
Tier I capital (to adjusted total assets)	29,797	8.4%	10,656	3.0%	17,761	5.0%
Tier I capital (to adjusted tangible assets)	29,767	8.4%	7,104	2.0%	N/A	N/A
Tangible capital (to adjusted tangible assets)	29,797	8.4%	5,328	1.5%	N/A	N/A

Disclosure Regarding Forward-Looking Statements

This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operation in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

•	the willingness of users to substitute competitors’ products and services for our products and services;
•	the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);
•	the impact of technological changes;
•	acquisitions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in the foregoing.

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

Change in		Board Limit	At December 31, 2004			At December 31, 2003
Interest Rate		Post-shock	Post-shock	Change		Post-shock	Change
(Basis Points)		NPV Ratio	NPV Ratio	(Basis Points)		NPV Ratio	(Basis Points)

300	bp	6.00%	10.55%	(12	) bp	9.64%	(35	) bp
200		7.00	10.82	14		9.98	0
100		8.00	10.89	21		10.13	14
0		8.00	10.68	--		9.98	--
-100		8.00	10.16	(52)		9.40	(59)

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

Management believes that at June 30, 2005 there have been no material changes in Lafayette Savings’ interest rate sensitivity which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented above, from the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)), as of June 30, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company, from time to time, is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of any prior and pending proceedings should not have a material effect on the Company or Lafayette Savings’ financial condition or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30, 2005	0	0	0	52,932
May 1 - May 31, 2005	11,000	26.182	11,000	41,932
June 1 - June 30, 2005	0	0	0	41,932

Total	11,000	26.182	11,000	41,932

1There were no shares repurchased other than through a publicly announced plan or program.
2We have in place a plan, announced September 27, 2004, to repurchase 5% of our common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None to be reported.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2005, LSB Financial Corp. held its Annual Meeting of Stockholders (“Meeting”).

The directors who were elected at the Meeting for a term to expire in 2008, are as follows:

	Votes	Votes
	For	Withheld

Mary Jo David	1,276,612	5,110
Thomas R. McCully	1,257,045	24,677
Peter Neisel	1,272,160	9,562
Jeffrey A. Poxon	1,274,087	7,635

The directors whose terms continued after the Meeting are as follows: James A. Andrew, Kenneth P. Burns, Harry A. Dunwoody, Philip W. Kemmer, Mariellen M. Neudeck and Randolph F. Williams.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits:

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP. (Registrant)

Date:	August 10, 2005	/s/ Randolph F. Williams
Randolph F. Williams, President (Principal Executive Officer)

Date:	August 10, 2005	/s/ Mary Jo David
Mary Jo David, Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications