Form 10-Q
period 2005-09-30
LSB FINANCIAL CORP
filed 2005-11-14
CIK 930405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 0-25070.

LSB FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Indiana	35-1934975

(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization	Identification No.)

101 Main Street, Lafayette, Indiana	47902
(Address of principal executive offices	(Zip Code)

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

CLASS     OUTSTANDING AT OCTOBER 31, 2005

Common stock, par value $.01 per share    1,549,806

LSB FINANCIAL CORP.

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands except per share data)
	September 30, 2005 (unaudited)	December 31, 2004
Assets
Cash and due from banks	$1,552	$2,395
Short-term investments	9,686	6,818
Cash and cash equivalents	11,238	9,213
Available-for-sale securities	9,979	7,947
Loans held for sale	138	1,050
Total loans	334,571	319,972
Less: Allowance for loan losses	(2,448)	(2,095)
Net loans	332,123	317,877
Premises and equipment, net	6,796	6,750
Federal Home Loan Bank stock, at cost	4,197	4,110
Bank owned life insurance	2,693	2,627
Interest receivable and other assets	5,974	5,471
Total Assets	$373,138	$355,045

Liabilities and Shareholders’ Equity
Liabilities
Deposits	266,070	256,631
Federal Home Loan Bank advances	72,008	66,808
Interest payable and other liabilities	2,364	1,213
Total liabilities	340,442	324,652

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value Authorized - 7,000,000 shares Issued and outstanding 2005 - 1,554,806 shares, 2004 - 1,509,672 shares	14	14
Additional paid-in-capital	8,620	8,235
Retained earnings	24,199	22,304
Unearned recognition and retention plan (RRP) shares	(29)	(51)
Unearned ESOP compensation	(62)	(103)
Accumulated other comprehensive loss	(46)	(6)
Total shareholders’ equity	32,696	30,393

Total liabilities and shareholders’ equity	$373,138	$355,045
See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest and Dividend Income
Loans	$5,311	$4,737	$15,462	$13,837
Securities
Taxable	87	90	242	305
Tax-exempt	44	37	116	120
Other	27	13	71	36
Total interest and dividend income	5,469	4,877	15,891	14,298
Interest Expense
Deposits	1,693	1,365	4,791	3,904
Borrowings	774	787	2,270	2,310
Total interest expense	2,467	2,152	7,061	6,214
Net interest income	3,002	2,725	8,830	8,084
Provision for Loan Losses	175	125	475	375
Net Interest Income After Provision for Loan Losses	2,827	2,600	8,355	7,709

Non-interest income
Deposit account service charges and fees	468	232	955	667
Net gains on loan sales	109	104	271	363
Gain on sale of securities	0	0	11	11
Other	128	133	560	544
Total non-interest income	705	469	1,797	1,585

Non-interest Expense
Salaries and employee benefits	1,128	1,099	3,415	3,242
Net occupancy and equipment expense	254	262	795	894
Computer service	101	91	327	280
Advertising	114	47	265	228
Other	455	402	1,366	1,176
Total non-interest expense	2,052	1,901	6,168	5,820

Income Before Income Taxes	1,480	1,168	3,984	3,474
Provision for Income Taxes	546	440	1,390	1,273
Net income	$934	$728	$2,594	$2,201
Basic Earnings Per Share	$0.61	$0.47	$1.70	$1.42
Diluted Earnings Per Share	$0.60	$0.45	$1.69	$1.37
See notes to consolidated financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2005 and 2004
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Benefit Plans Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2004	$14	$8,020	$19,841	$(239)	$91	$27,727
Comprehensive income
Net income			2,201			2,201
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(69)	(69)
Total comprehensive income						2,132
Dividends on common stock, $0.42 per share			(592)			(592)
Stock options exercised (10,176 shares)		110				110
Amortization of RRP expense				22		22
ESOP shares earned		134		42		176
Balance, September 30, 2004	$14	$8,264	$21,450	$(175)	$22	$29,575

Balance, January 1, 2005	$14	$8,235	$22,304	$(154)	$(6)	$30,393
Comprehensive income
Net income			2,594			2,594
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(40)	(40)
Total comprehensive income						2,554
Dividends on common stock, $0.46 per share			(699)			(699)
Purchase and retirement of stock (26,341 shares)		(668)				(668)
Stock options exercised (89,484 shares)		329				329
Issuance of five percent stock dividend	1	2,228	(2,229)			0
Stock option and RRP tax benefit		580				580
Amortization of RRP expense				22		22
ESOP shares earned		144		41		185
Balance, September 30, 2005	$15	$10,848	$21,970	$(91)	$(46)	$32,696

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating Activities
Net income	$2,594	$2,201
Items not requiring (providing) cash
Depreciation	273	397
Provision for loan losses	475	375
Gain on sale of securities	0	(11)
Amortization of premiums and discounts on securities	29	193
Federal Home Loan Bank stock dividend	(87)	(138)
ESOP shares earned	185	176
Gain on sale of loans	116	168
Loans originated for sale	(14,721)	(22,701)
Proceeds on loans sold	15,517	23,141
Changes in
Interest receivable and other assets	60	(152)
Interest payable and other liabilities	1,150	412
Net cash provided by operating activities	5,591	4,061

Investing Activities
Purchases of available-for-sale securities	(2,416)	(2,382)
Proceeds from maturities of available-for-sale securities	289	5,461
Proceeds from sales of available-for-sale securities	0	1,355
Net change in loans	(14,721)	(36,922)
Purchase of premises and equipment	(319)	(117)
Net cash from investing activities	(17,167)	(32,605)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(5,669)	2,155
Net change in certificates of deposit	15,108	20,287
Proceeds from Federal Home Loan Bank advances	45,000	23,500
Repayment of Federal Home Loan Bank advances	(39,800)	(16,000)
Proceeds from stock options exercised	329	110
Repurchase of stock	(668)	0
Dividends paid	(699)	(592)
Net cash provided by financing activities	13,601	29,460

Increase (Decrease) in Cash and Cash Equivalents	2,025	916
Cash and Cash Equivalents, Beginning of Period	9,213	9,397
Cash and Cash Equivalents, End of Period	$11,238	$10,313

Supplemental Cash Flows Information
Interest paid	7,108	6,260
Income taxes paid	256	490

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	155	195
Tax benefit related to stock options and RRP	580	0
See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations, cash flows and financial position for and at the end of such interim periods. All outstanding shares and per share figures have been adjusted to reflect a 5% stock dividend payable by LSB Financial Corp. (the "Company" or "LSB Financial") to shareholders of record on October 7, 2005. The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2004 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

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

	Three Months Ended September 30,		Nine Months Ended September 30

	2005	2004	2005	2004

Net income as reported	$934	$728	$2,594	$2,201

Deduct: Stock-based compensation expense determined under fair value based method	(11)	(6)	(33)	(15)

Pro forma net income	$923	$722	$2,561	$2,186

Basic earnings per share as reported	$0.61	$0.47	$1.70	$1.42

Pro forma basic earnings per share	0.61	0.47	1.70	1.42

Diluted earnings per share as reported	0.60	0.45	1.69	1.37

Pro forma diluted earnings per share	0.60	0.45	1.69	1.37

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB ("Lafayette Savings"), and Lafayette Savings' wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding (excluding unearned ESOP shares)	1,540,693	1,557,394	1,529,131	1,550,000
Shares used to compute diluted earnings per share	1,551,935	1,617,527	1,538,860	1,612,413
Earnings per share	$0.61	$0.47	$1.70	$1.42
Diluted earnings per share	$0.60	$0.45	$1.69	$1.37

Note 4 - Future Accounting Pronouncements

In April 2005, the SEC issued an amendment to SFAS 123 (SFAS No. 123R), which allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS 123R, it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Corporation expects to adopt SFAS 123R on January 1, 2006.

In June, 2005 the Financial Accounting Standards Board (FASB) decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The final FSP will supersede EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP 115-1 will not have any significant impact on the Company's financial condition or results of operations.

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. Tippecanoe County and the Greater Lafayette area typically show better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate at August 2005, the most recent data available, showed unemployment rates of 4.5% for Tippecanoe County and 5.2% for Indiana compared to 4.2% for Tippecanoe County and 5.0% for Indiana at December 2004. The slight increase since year end shows Indiana generally has been struggling to recover from the economic slowdown. Home values in the Lafayette metropolitan statistical area have been fairly flat, rising only 1.51% during the year ended June 30, 2005. The annual number of foreclosures filed in Tippecanoe County have increased by 20% from 380 to 457 from 2002 to 2004. However, since January 2004, an average of 23 foreclosed homes a month have been scheduled for auction by the sheriff of Tippecanoe County. The number of building permits issued in Tippecanoe County, which is well in excess of population growth, has raised concerns about a possible decrease in the value of existing homes.

Our primary source of revenue is interest income primarily on loans and to a much lesser extent, on investments which we hold mainly as a source of liquidity, and on Federal Home Loan Bank stock. In periods of very low interest rates when many borrowers refinance their mortgages, often to fixed-rate products, we typically generate income by selling these loans on the secondary market at a gain. While we forego future interest income by selling these mortgages, we also avoid the risk of having a large portfolio of low-rate, fixed-rate loans should interest rates rise and remain high. Our loan portfolio typically consists of about 75% variable-rate products.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin, which is the difference between the income generated from loans and the cost of the funding. A major area of concern in the growth of net interest income is the continuing flattening of the yield curve. Short-term rates increased steadily over 2004 and have continued to increase in 2005. Long-term rates, however, have remained relatively flat. Because deposits are generally tied to shorter-term market rates, and loans are generally tied to longer-term rates, the shrinking spread between the two has made it more difficult to maintain desired operating income levels. Our expectation is that short-term rates will continue to rise as the Federal Reserve Board responds to inflation concerns and the growing strength of the economy. Long-term rates have remained low because the purchase of U.S. government bonds has driven up the price of long-term bonds and kept their returns low. Until this situation changes we expect the yield curve to remain fairly flat.

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

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in loan mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and Lafayette Savings’ internal loan review.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans are reviewed quarterly and historical loss rates are reviewed annually and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Lafayette Savings’ primary market area for lending is Tippecanoe County, Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect of changing economic conditions on Lafayette Savings’ customers.

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

Financial Condition

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Our total assets increased $18.1 million or 5.10% during the nine months from December 31, 2004 to September 30, 2005. This increase was primarily due to a $14.2 million increase in total net loans, and a $4.9 million increase in short term investments and securities available for sale. Management attributes the increase in loans primarily to continuing relatively low interest rates which encourages investment in the real estate market, and to an increasing preference for lower-rate, adjustable-rate mortgage products which we keep in our portfolio. The securities are held primarily as a source of liquidity. The increase in assets was funded by a $9.4 million increase in deposits and a $5.2 million increase in Federal Home Loan Bank advances. Most of the deposit increase was due to a $13.8 million increase in brokered funds. We use Federal Home Loan Bank advances and brokered deposits as needed because of their availability, predictability and generally competitive price, or to improve our interest rate risk position. Shareholders’ equity increased from $30.4 million at December 31, 2004 to $32.7 million at September 30, 2005, an increase of $2.3 million, due primarily to net income and the tax benefit from the exercise of stock options, offset in part by the payment of a cash dividend.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $5.9 million at December 31, 2004 to $9.5 million at September 30, 2005. Non-performing loans at September 30, 2005 consisted of $4.9 million of loans on residential real estate which had an average loan-to-appraisal value of 60.76%, $3.2 million of loans on land or commercial property with an average loan-to-appraisal value of 43.52%, $47,000 of commercial business loans and $13,000 of non-accruing consumer loans. Non-performing assets also include $1.3 million in foreclosed assets. At September 30, 2005, our allowance for loan losses equaled 0.73% of total loans compared to 0.65% at December 31, 2004. The allowance for loan losses at September 30, 2005 totaled 25.88% of non-performing assets compared to 35.38% at December 31, 2004, and 30.03% of non-performing loans at September 30, 2005 compared to 44.66% at December 31, 2004. Our non-performing assets equaled 2.53% of total assets at September 30, 2005 compared to 1.67% at December 31, 2004. Non-performing assets totaling $161,000 were charged off in the first nine months of 2005. These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased $2.3 million, or 7.58%, during the first nine months of 2005, primarily as a result of net income of $2.6 million and a $580,000 tax benefit from the exercise of options to purchase 89,484 shares of our common stock, partially offset by our payment of $699,000 in dividends on common stock, and the repurchase of 26,341 shares of our stock as part of a stock repurchase plan. The majority of the stock options exercised were scheduled to expire in August 2005. Shareholders’ equity to total assets was 8.76% at September 30, 2005 compared to 8.57% at December 31, 2004.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 2005 and September 30, 2004

General. Net income for the nine months ended September 30, 2005 was $2.6 million, an increase of $393,000, or 17.86%, over the nine months ended September 30, 2004. Net income for the quarter ended September 30, 2005 was $934,000, an increase of $206,000, or 28.30%, over the comparable quarter in 2004. These increases were primarily due to increases in net interest income and deposit account service fees, partially offset by increases in non-interest expenses, and an increase in the provision for loan losses.

Net Interest Income. Net interest income for the nine months ended September 30, 2005 increased $746,000, or 9.23%, over the same period in 2004. The increase in net interest income was primarily due to a $26.5 million increase in average interest-earning assets. Our net interest margin (net interest income divided by average interest-earning assets) remained virtually unchanged, increasing by three basis points from 3.33% at September 30, 2004 to 3.36% for the nine months ended September 30, 2005. The increase in net interest income was helped by a $4.0 million decrease in average investment securities as money from maturing investments was reinvested in higher earning loans. Net interest income for the third quarter of 2005 increased $277,000, or 10.17%, compared to the same period in 2004, due to similar reasons as those noted above. Average interest-earning assets increased by $21.6 million from the third quarter of 2004 to the third quarter of 2005.  The net interest margin increased from 3.28% for the third quarter of 2004 to 3.39% for the third quarter of 2005.

Interest income on loans increased $1.6 million or 11.74% for the nine months ended September 30, 2005 compared to the same nine months in 2004. This increase was the result of a $30.5 million increase in average loans outstanding augmented by an increase in the average yield on loans from 6.19% for the first nine months of 2004 to 6.28% for the first nine months of 2005, as adjustable rate loans tied to short term indices price and reprice higher as those market rates increase in the economy. The increase in the loan portfolio was due largely to borrowers continuing to take advantage of relatively low market interest rates to refinance existing mortgages and initiate other real estate related purchases. Interest income on loans increased $574,000 for the third quarter of 2005 compared to the third quarter of 2004 due primarily to the $21.6 million increase in average loans receivable and the increase in the average yield on loans from 6.09% to 6.43% over the same period.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $32,000 for the nine months ended September 30, 2005 compared to the same period in 2004. This was primarily the result of a $4.0 million decrease in average balances partially offset by an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.39% for the first nine months of 2004 to 2.63% over the same period in 2005. The decrease in the average balance was generally due to those funds being reinvested into higher yielding loans. Interest income on other investments and Federal Home Loan Bank stock increased $18,000 for the third quarter of 2005 compared to the third quarter of 2004 due to an increase of $1.9 million in average balances as well as by an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.57% for the third quarter of 2004 to 2.67% over the same period in 2005.

Interest expense for the nine months ended September 30, 2005 increased $847,000, or 13.63%, over the same period in 2004. This increase was due to a $24.0 million increase in average interest-bearing liabilities as well as an increase in the average rate paid on interest-bearing liabilities from 2.68% for the first nine months of 2004 to 2.83% for the first nine months of 2005. Interest expense increased $315,000 for the third quarter of 2005 from the same period in 2004, primarily due to an $18.8 million increase in average interest-bearing liabilities and an increase in the average rate paid on average interest-bearing liabilities from 2.71% for the third quarter of 2004 to 2.94% for the same period in 2005.

Provision for Loan Losses.  We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes consideration of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, delinquencies and industry standards. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point-in-time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

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

We recorded a $475,000 provision for loan losses for the nine months ended September 30, 2005 as a result of our analysis of our current loan portfolios compared to $375,000 for the same period in 2004. The increased provision during 2005 was necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs. During the first nine months of 2005 we recorded charge-offs of $161,000. The $475,000 provision for loan losses for the first nine months of 2005 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

At September 30, 2005, non-performing assets, consisting of non-accruing loans, accruing loans 90 or more days delinquent and other real estate owned, totaled $9.5 million compared to $5.9 million at December 31, 2004. In addition to our non-performing assets, we identified $6.0 million in other loans of concern, down from $9.8 million at December 31, 2004, where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms, and that may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2005 increased by $212,000, or 13.38%, compared to the same period in 2004. This was primarily due to a $288,000 increase in fees on deposit accounts due to the overdraft product in which we pay any overdrafts of up to $500 made by qualified depositors for a $30 per overdraft fee and by a $16,000 increase in other income, primarily the result of a $20,000 increase in mortgage loan servicing fees, partially offset by a $92,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from decreased sales due to the decrease in refinance activity. Non-interest income for the third quarter of 2005 increased by $236,000 over the same period in 2004, primarily due to a $236,000 increase in fees on deposit accounts due to the introduction of a new product mentioned above and a $5,000 increase in the gain on the sale of mortgage loans in the secondary market offset by a $5,000 decrease in other income.

Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2005 increased $348,000 over the same period in 2004. The major components of this increase included a $173,000 increase in salaries and employee benefits partly due to increased compliance and health insurance costs, and a $190,000 increase in other non-interest expenses partly due to increased reporting costs and expenses related to foreclosed properties, partially offset by a $99,000 decrease in occupancy expenses due to the write-off of some fixed assets in 2004. Non-interest expense for the third quarter of 2005 increased by $151,000 over the same period in 2004, due largely to factors mentioned above.

      Income Tax Expense.  Our income tax provision increased by $117,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily as a result of a $510,000 increase in income before taxes, as well as from tax savings relating to our Bank Owned Life Insurance program and increased lending in an area in Lafayette designated as an urban enterprise zone, qualifying for enterprise zone tax credits. Our income tax provision increased by $106,000 for the third quarter of 2005 compared to the same period in 2004 primarily due to a $312,000 increase in income before income taxes as well as the same tax changes mentioned above.

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

Our liquidity ratios at December 31, 2004 and September 30, 2005 were 5.80% and 6.67%, respectively compared to a regulatory liquidity base, and 4.38% and 5.08% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments. At September 30, 2005, we had outstanding commitments to originate loans and available lines of credit totaling $61.0 million and commitments to provide funds to complete current construction projects in the amount of $6.2 million. In addition, we had commitments to sell $1.7 million of fixed rate residential loans. Certificates of deposit, including brokered deposits, which will mature in one year or less at September 30, 2005 totaled $73.3 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds, as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. At September 30, 2005, $64.6 million of our deposits were in brokered deposits, $14.0 million of which will mature in one year or less. These deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $19.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $32.7 million at September 30, 2005 compared to $30.4 million at December 31, 2004, an increase of $2.3 million or 7.58%, due primarily to net income of $2.6 million and a $580,000 tax benefit from the exercise of options to purchase 89,484 shares of our common stock, partially offset by our payment of dividends on common stock, and the repurchase of 26,341 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 8.76% at September 30, 2005 compared to 8.57% at December 31, 2004.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2004 and September 30, 2005, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2004 and September 30, 2005 are presented below:

	Actual		OTS For Capital Adequacy Purposes		FDIC To Be Well Capitalized Under Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2005
Total risk-based capital (to risk-weighted assets)	$33,787	11.7%	$23,061	8.0%	$28,826	10.0%
Tier I capital (to risk-weighted assets)	31,544	10.9%	11,531	4.0%	17,296	6.0%
Tier I capital (to adjusted total assets)	31,544	8.5%	11,011	3.0%	18,351	5.0%
Tier I capital (to adjusted tangible assets)	31,544	8.5%	7,455	2.0%	N/A	N/A
Tangible capital (to adjusted tangible assets)	31,544	8.5%	5,591	1.5%	N/A	N/A
As of December 31, 2004
Total risk-based capital (to risk-weighted assets)	$31,657	11.6%	$21,812	8.0%	$27,265	10.0%
Tier I capital (to risk-weighted assets)	29,797	10.9%	10,906	4.0%	16,359	6.0%
Tier I capital (to adjusted total assets)	29,797	8.4%	10,656	3.0%	17,761	5.0%
Tier I capital (to adjusted tangible assets)	29,767	8.4%	7,104	2.0%	N/A	N/A
Tangible capital (to adjusted tangible assets)	29,797	8.4%	5,328	1.5%	N/A	N/A

Disclosure Regarding Forward-Looking Statements

This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

Presented below, as of September 30, 2005 and December 31, 2004, is an analysis of our interest rate risk as measured by the effect on NPV caused by instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points, and compared to Board policy limits. The Board Limit column indicates the lowest allowable limits for NPV after each interest rate shock. Assumptions used in calculating the amounts in this table are OTS assumptions. No information is provided for a negative 300 basis point shift in interest rates, due to a low prevailing interest rate environment making such scenarios unlikely. Information for a negative 200 basis point shift in interest rates began to be provided in 2005.

Change in		Board Limit	At September 30, 2005			At December 31, 2004
Interest Rate		Post-shock	Post-shock	Change		Post-shock	Change
(Basis Points)		NPV Ratio	NPV Ratio	(Basis Points)		NPV Ratio	(Basis Points)

300	bp	6.00%	10.79%	(50	)bp	10.55%	(12	)bp
200		7.00	11.13	(16)		10.82	14
100		8.00	11.32	3		10.89	21
0		8.00	11.29	--		10.68	--
-100		7.00	10.94	(35)		10.16	(52)
-200		6.00	10.39	(90)		n/a	n/a

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

Management believes that at September 30, 2005 there have been no material changes in Lafayette Savings’ interest rate sensitivity which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented above, from the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES.

An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of September 30, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31, 2005	0	-	0	41,932
August 1 - August 31, 2005	0	-	0	41,932
September 1 - September 30, 2005	5,000	28.00	5,000	36,932

Total	5,000	28.00	5,000	36,932

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

LSB FINANCIAL CORP.
(Registrant)

Date:	November 14, 2005	/s/ Randolph F. Williams
Randolph F. Williams, President
(Chief Executive Officer)

Date:	November 14, 2005	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification