Form 10-K
period 2005-12-31
LSB FINANCIAL CORP
filed 2006-03-31
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-25070

LSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

INDIANA	35-1934975
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 Main Street, Lafayette, Indiana	47901
(Address of principal executive offices)	(Zip Code)

(765) 742-1064
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $32,323,006 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2006
Common Stock, $0.01 par value per share	1,539,806 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005	Parts I and II
Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2006	Part III

Exhibit Index on Page E-1

LSB Financial Corporation
Form 10-K

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-Q and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, including those set forth under “Risk Factors,” as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders attached to this Form 10-K as Exhibit 13 and identified in our filings with the Securities and Exchange Commission (“SEC”) and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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
•
the timely development of and acceptance of new products and services of Lafayette Savings Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

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

PART I

Item 1.  Business

General

LSB Financial Corp. (“LSB Financial” or the “Company”) is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB (“Lafayette Savings”) for the purpose of becoming a thrift institution holding company. Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana. Originally organized in 1869, Lafayette Savings converted to a federal savings bank in 1984. Lafayette Savings’ deposits are insured up to the applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). In February 1995, Lafayette Savings converted to the stock form of organization through the sale and issuance of 1,029,576 shares of its common stock to LSB Financial. LSB Financial’s principal asset is the outstanding stock of Lafayette Savings. LSB Financial presently has no separate operations and its business consists only of the business of Lafayette Savings. References in this Form 10-K to “we”, “us”, and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices. At December 31, 2005, we had total assets of $372.7 million, deposits of $266.0 million and shareholders’ equity of $32.8 million.

Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Our executive offices are located at 101 Main Street, Lafayette, Indiana 47901. Our telephone number at that address is (765) 742-1064.

Market Area

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area. Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University. In addition to the jobs provided by these two major employers, Greater Lafayette has a strong manufacturing sector as well as many high-tech industries attracted to the area by the presence of Purdue University. The Purdue Research Park continues to attract high-tech jobs to the area, housing over 130 companies and employing over 2,500 people. Further growth is expected in this area. Tippecanoe County consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate in Tippecanoe County in December 2005 was 4.6% compared to 5.3% for the State of Indiana and 4.9% nationally. This represents a slight increase from 2004 when the comparable numbers were 4.2%, 5.0% and 5.1%, respectively.

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

We originate both adjustable rate loans and fixed rate loans. We originate adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long-term fixed rate loans. As a result of continued consumer demand for long-term fixed rate loans, we have continued to originate such loans. We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable, without recourse. The sale of these loans results in additional short-term income and improves our interest-rate risk position. We generally retain servicing rights on loans sold to Freddie Mac, but release the servicing rights on loans sold to other third parties. Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single-family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in the Annual Report to Shareholders filed as Exhibit 13 to this Annual Report.

Our loan officers and certain executive officers in combination with a senior loan officer have approval authority on loans up to $500,000 based on the borrower’s aggregate indebtedness and debt services coverage. Our officers’ loan committee has approval authority on loans up to $1.5 million, also qualified by the borrower’s aggregate indebtedness and debt services coverage. The Board of Directors’ loan committee approves all loans where aggregate debt is over $1.5 million or where debt coverage is below certain minimum thresholds.

At December 31, 2005, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $5.1 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2005, totaled $4.8 million, consisting of multiple loans on commercial properties and a single loan secured by a one- to four-family rental property. The second largest lending relationship at December 31, 2005 to a single borrower or a group of related borrowers totaled $4.7 million, consisting of two land development loans and related letters of credit, a single loan on a commercial property, a working capital line of credit and a loan secured by a one- to four-family residence. The third largest lending relationship to a single borrower or a group of related borrowers totaled $4.5 million, consisting of two loans and related letters of credit on a commercial development, a land development loan and a working capital line of credit. All of these loans were performing in accordance with their terms at December 31, 2005. At December 31, 2005, we had forty other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2001		2002		2003		2004		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans
One- to four-family	$131,472	52.68%	$144,086	50.54%	$131,562	45.68%	$140,356	42.95%	$136,982	40.31%
Multi-family	29,036	11.63	35,381	12.41	38,045	13.21	40,279	12.33	40,094	11.80
Commercial	35,754	14.32	46,295	16.24	50,906	17.68	70,644	21.62	83,834	24.67
Land and land development	8,856	3.55	11,064	3.88	12,242	4.25	14,306	4.38	17,596	5.18
Construction	18,698	7.49	18,188	6.38	21,389	7.43	21,277	6.51	18,500	5.44
Total real estate loans	223,816	89.69	255,014	89.45	254,144	88.25	286,862	87.79	297,006	87.40

Other Loans
Consumer loans:
Home equity	12,478	5.00	14,716	5.16	17,581	6.11	21,468	6.58	19,786	5.82
Home improvement	119	0.05	221	0.08	16	0.01	432	0.13	412	0.12
Automobile	3,012	1.21	2,234	0.79	2,102	0.73	1,838	0.56	2,029	0.60
Deposit account	87	0.03	111	0.04	66	0.02	82	0.03	121	0.04
Other	1,983	0.79	1,636	0.57	1,765	0.61	251	0.08	272	0.08
Total consumer loans	17,679	7.08	18,918	6.64	21,530	7.48	24,071	7.37	22,620	6.66
Commercial business loans	8,049	3.22	11,147	3.91	12,310	4.27	15,823	4.84	20,180	5.94
Total other loans	25,728	10.31	30,065	10.55	33,840	11.75	39,894	12.21	42,800	12.60
Total loans	249,544	100.00%	285,079	100.00%	287,984	100.00%	326,755	100.00%	339,806	100.00%

Less:
Loans in process	5,683		4,914		6,954		5,294		5,508
Deferred fees and discounts	190		272		366		439		475
Allowance for losses	1,432		1,996		3,098		2,095		2,852
Total loans receivable, net	$242,311		$277,897		$277,566		$318,927		$330,971

The following table shows the composition of our loan portfolio, including loans held for sale, by fixed and adjustable rate at the dates indicated. The one- to four-family fixed rate loans include $1.0 million, $3.2 million and $5.7 million of loans at December 31, 2003, 2004 and 2005, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	December 31,
	2001		2002		2003		2004		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed Rate Loans:
Real estate:
One- to four-family	$38,422	15.40%	$45,200	15.85%	$41,284	14.34%	$43,840	13.42%	$41,050	12.08%
Multi-family	2,740	1.10	1,658	0.58	3,586	1.24	3,869	1.17	2,934	0.86
Commercial	2,248	0.90	7,913	2.78	6,852	2.38	10,294	3.15	13,893	4.09
Construction	2,344	0.94	4,444	1.56	3,342	1.16	3,221	0.99	2,800	0.82
Land and land development	4,471	1.79	4,478	1.57	8,899	3.09	7,862	2.41	10,629	3.13
Total real estate loans	50,225	20.13	63,693	22.34	63,963	22.21	69,086	21.14	71,306	20.98
Consumer	3,906	1.56	2,915	1.02	2,676	0.93	2,546	0.78	2,814	0.83
Commercial business	4,890	1.96	6,910	2.43	6,678	2.32	9,608	2.94	9,851	2.90
Total fixed rate loans	59,021	23.65	73,518	25.79	73,317	25.46	81,240	24.86	83,971	24.71

Adjustable Rate Loans:
Real estate:
One- to four-family	93,050	37.27	98,886	34.69	90,278	31.35	96,515	29.54	95,931	28.23
Multi-family	26,296	10.54	33,723	11.83	34,459	11.97	36,410	11.14	37,160	10.94
Commercial	33,506	13.42	38,382	13.46	44,054	15.30	60,350	18.47	69,941	20.58
Construction	6,512	2.61	6,620	2.32	8,900	3.09	11,085	3.39	14,797	4.35
Land and land development	14,227	5.70	13,710	4.81	12,490	4.33	13,416	4.11	7,871	2.32
Total real estate loans	173,591	69.56	191,321	67.11	190,182	66.04	217,776	66.65	225,700	66.42
Consumer	13,773	5.52	16,003	5.61	18,854	6.55	21,524	6.60	19,805	5.83
Commercial business	3,159	1.27	4,237	1.49	5,632	1.95	6,215	1.89	10,329	3.04
Total adjustable rate loans	190,523	76.35	211,561	74.21	214,665	74.54	245,515	75.14	255,834	75.29
Total loans	249,544	100.00%	285,079	100.00%	287,984	100.00%	326,755	100.00%	339,805	100.00%

Less:
Loans in process	5,683		4,914		6,954		5,294		5,508
Deferred fees and discounts	190		272		366		439		475
Allowance for losses	1,432		1,996		3,098		2,095		2,852
Total loans receivable, net	$242,239		$277,897		$277,566		$318,927		$330,971

The following schedule illustrates the maturities of our loan portfolio at December 31, 2005. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2006	$28,637	5.40%	$15,718	7.21%	$1,203	8.06%	$10,939	8.09%	$56,497	6.48%
2007 to 2010	11,686	6.80	7,571	7.74	21,301	7.44	7,087	7.01	47,645	7.27
2011 and following	220,687	5.56	12,807	5.95	116	5.94	2,053	6.93	235,663	5.60
TOTAL	$261,010	5.60%	$36,096	6.88%	$22,620	7.46%	$20,079	7.59%	$339,805	5.98%

(1)	Includes one- to four-family, multi-family and commercial real estate loans.

The total amount of loans due to mature after December 31, 2006 which have fixed interest rates is $54.0 million, and which have adjustable or renegotiable interest rates is $229.4 million.

One- to Four-Family Residential Real Estate Lending

Our lending program focuses on the origination of permanent loans secured by mortgages on owner-occupied, one- to four-family residences. We also originate loans secured by non-owner-occupied, one- to four-family residences. Substantially all of these loans are secured by properties located in our primary market area. We originate a variety of residential loans, including conventional 15- and 30-year fixed rate loans, fixed rate loans convertible to adjustable rate loans, adjustable rate loans and balloon loans.

Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one-, three- or five-year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one-, three- or five-year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% annual adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. We generally retain adjustable rate loans in our portfolio pursuant to our asset/liability management strategy. Five-year adjustable rate mortgage loans represented $11.3 million, three-year adjustable rate mortgage loans represented $72.2 million and one-year adjustable rate mortgage loans represented $1.8 million of our adjustable rate mortgage loans at December 31, 2005. To a lesser extent, we also offer a floating rate mortgage loan based on national prime rate, generally on non-owner-occupied residential loans. These loans represented $5.6 million of our adjustable rate mortgage loans at December 31, 2005.

We offer fixed rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed rate loans with terms over 15 years. Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value. At December 31, 2005, we had no loans held for sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in the Annual Report to Shareholders filed as Exhibit 13 to this Annual Report. Interest rates charged on these fixed rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

We also offer 30-year fixed rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term. Of these, $4.3 million have less than three years to their adjustment date and are included in adjustable rate loans.

We had $82.7 million in non-owner-occupied one- to four-family residential loans at December 31, 2005. These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed rate, adjustable rate and convertible-rate loans, with terms of up to 30 years.

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

Permanent multi-family and commercial real estate loans are originated as three-year and five-year adjustable rate loans with up to a 24-year amortization. To a substantially lesser extent, such loans are originated as fixed rate or balloon loans or at a floating rate based on national prime rate, at terms up to 15 years. The adjustable rate loans are tied to an index based on the weekly average of the three-year or five-year U.S. Treasury rate, respectively, plus a stated margin over the index. Multi-family loans and commercial real estate loans have been written in amounts of up to 75% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

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

Construction, Land and Land Development Lending

We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2005, substantially all of these loans were secured by property located within our primary market area.

Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed rate loans, with interest rates higher than those that we offer on one- to four-family loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2005, we had $8.7 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed rate for the loan term. We limit builders to one home construction loan at a time, but would consider requests for more than one if the homes are presold. At December 31, 2005, we had $7.6 million of construction loans to builders of one- to four-family residences.

We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase. At December 31, 2005, we had $2.2 million of loans to finance the construction of multi-family dwellings and commercial projects.

We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to our base rate which is determined by a rate survey of a cross section of local banks. The maximum loan-to-value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 2005, we had $14.0 million of development loans to builders. We also make land acquisition loans. At December 31, 2005, we had $3.6 million in loans secured by land.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers. The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, which is the land plus the building. At December 31, 2005, our largest construction and development loan was a development loan for a residential subdivision for $3.6 million.

Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences. Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. We had four non-performing construction and development loans totaling $1.2 million at December 31, 2005.

Consumer Lending

We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, credit card loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans which totaled $19.8 million or 5.82% of the total loan portfolio at December 31, 2005. We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 100% of the appraised value of the property, with a five-year term and minimum monthly payment requirement of interest only. At December 31, 2005, we had $18.4 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2005, we had $7.0 million of unsecured loans and lines of credit outstanding (with $2.6 million of unused credit available) and $13.1 million of loans and lines of credit (with $1.3 million of unused credit available) secured by inventory or accounts receivable, small business equipment and vehicles.

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

Loan Originations, Purchases and Sales

Real estate loans are originated by our staff of salaried loan officers and our residential mortgage loan originators who receive applications from existing customers, walk-in customers, and referrals from realtors. While we originate both adjustable rate and fixed rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by the interest-rate environment. Currently, the majority of conforming fixed rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market. Based on our interest rate risk considerations, we occasionally will keep fixed rate residential mortgage loans in our portfolio to generate income and to be available for substitution in the event a loan committed for sale fails to close as expected. These loans are sold either to Freddie Mac while we retain the servicing rights, or to a third party with servicing released. These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of our asset/liability management program.

When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. We serviced mortgage loans for others totaling $157.6 million at December 31, 2005.

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

The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans include $0, $2.2 million and $1.3 million of loans originated during 2003, 2004 and 2005, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2003	2004	2005
Originations by type:	(In Thousands)

Adjustable rate:
Real estate - one- to four-family	$17,374	$23,355	$17,065
- multi-family	9,858	7,857	4,734
- commercial	16,797	22,547	17,575
- construction, land and land development	22,653	22,377	17,864
Non-real estate - consumer	10,252	6,703	224
- commercial business	2,259	3,821	4,243
Total adjustable rate	79,193	86,660	61,705

Fixed rate:
Real estate - one- to four-family	130,127	39,640	25,300
- multi-family	1,703	1,229	450
- commercial	2,514	5,355	10,577
- construction, land and land development	17,821	18,330	15,922
Non-real estate - consumer	2,816	2,096	2,614
- commercial business	7,412	8,204	6,609
Total fixed rate	162,393	74,855	61,472
Total loans originated	241,586	161,515	123,177

Purchases:
Total loans purchased	---	2,267	1,958
Total mortgage-backed securities purchased	1,021	---	---
Total purchases	1,021	2,267	1,958

Sales and Repayments:
Real estate - one- to four-family	113,443	28,966	19,193
- multi-family	---	---	333
- commercial	721	---	3,368
Total loans sold	114,164	28,966	22,894
Principal repayments	127,823	94,695	88,367
Total loans sold and repayments	241,987	123,661	111,261
Mortgage-backed securities:
Principal repayments	893	519	355
Increase (decrease) in other items, net	53	230	153

Net increase (decrease)	$(220)	$39,832	$13,672

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

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2005, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	5	$386	0.28%	73	$4,901	3.58%	78	$5,287	3.86%
Multi-family	0	0	0	3	659	1.64	3	659	1.64
Commercial	0	0	0	2	1,652	1.97	2	1,652	1.97
Construction and land development	0	0	0	4	1,241	3.44	4	1,241	3.44
Consumer	1	1	0.00	5	98	0.43	6	99	0.44
Commercial Business	0	0	0.00	1	8	0.04	1	8	0.04
Total	6	$387	0.11%	88	$8,559	2.52%	94	$8,946	2.63%

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets. Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. The amounts shown do not reflect reserves set up against such assets. See “ - Allowance for Loan Losses.”

	December 31,
	2001	2002	2003	2004	2005

Non-accruing loans:
One- to four- family	$1,828	$2,417	$2,146	$2,863	$5,309
Multi-family	186	137	0	0	841
Commercial real estate	172	173	102	501	1,652
Construction and land development	468	258	1,307	547	547
Consumer	85	93	69	34	76
Commercial business	---	232	104	262	8
Total	2,739	3,310	3,728	4,207	8,432

Accruing loans delinquent more than 90 days:
One- to-four-family	---	---	456	484	127
Commercial real estate	---	---	62	---	---
Total	---	---	518	484	127

Foreclosed assets:
One- to four-family	25	79	167	742	1,366
Commercial real estate				102	331
Construction or development	---	163	163	387	300
Consumer	---	37	---	---	7
Commercial business	---	---	10	---	---
Total	25	279	340	1,231	2,003

Total non-performing assets	$2,764	$3,589	$4,586	$5,922	$10,563
Total as a percentage of total assets	0.98%	1.12%	1.44%	1.67%	2.83%

Total assets	$280,963	$319,096	$319,272	$355,045	$372,664

For the year ended December 31, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $644, none of which was included in interest income.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2005, there was also an aggregate of $19.9 million in net book value of loans with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) 122 loans to seven borrowers who each hold an average of 17 one- to four-family rental properties with a total outstanding balance of $9.6 million, where management has concerns about the ability of the borrowers to keep the rental properties leased and about the cash flow of the borrower; (ii) three loans to a single borrower with an outstanding balance of $3.6 million, consisting of one loan secured by commercial real estate and two unsecured loans where management has concerns about the cash flow of the borrower; and (iii) two loans to a single borrower with an outstanding balance of $1.7 million, secured by multi-family real estate where management has concerns about the ability of the borrowers to keep the rental properties leased and about the cash flow of the borrower.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision (the “OTS”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention” by management.

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

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2005, we had classified $20.6 million of our loans as substandard, $275,000 as doubtful and none as loss. At December 31, 2005, we had designated $2.0 million in loans as special mention.

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

Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk. These categories include loans on: one- to four-family owner-occupied properties, one- to four-family non-owner-occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, second mortgages and home equity loans, unsecured commercial business loans, secured commercial business loans, and consumer loans. Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, and economic trends affecting our market. Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses.”

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in Thousands)

Balance at beginning of period	$1,028	$1,432	$1,996	$3,098	$2,095

Charge-offs:
One- to four-family	27	15	---	566	218
Commercial real estate	---	---	---	---	16
Construction or development	---	75	---	876	184
Consumer	16	56	84	76	52
Commercial business	---	--	45	2	22
Total charge-offs	43	146	129	1,520	492

Recoveries:
One- to four-family	---	3	---	---	---
Construction or development	---	---	---	3	42
Consumer	3	7	6	11	7
Commercial business	---	---	---	3	---
Total recoveries	3	10	6	17	49

Net charge-offs	40	136	123	1,503	443
Additions charged to operations	444	700	1,225	500	1,200
Balance at end of period	$1,432	$1,996	$3,098	$2,095	$2,852

Net charge-offs to average loans outstanding	0.02%	0.05%	0.05%	0.50%	0.13%

Allowance for loan losses to non-performing assets	51.83%	55.61%	67.55%	35.37%	26.99%

Allowance for loan losses to net loans at end of period	0.59%	0.72%	1.12%	0.66%	0.86%

The allocation of our allowance for losses on loans at the dates indicated is summarized as follows:

	At December 31,
	2001			2002			2003			2004			2005
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
Real estate:
One- to four-family	$501	$131,472	52.68%	$698	$144,086	50.54%	$815	$131,562	45.68%	$470	$140,355	42.95%	$636	$136,981	40.31%
Multi-family	166	29,036	11.63	180	35,381	12.41	225	38,045	13.21	211	40,279	12.33	219	40,094	11.80
Commercial real estate	187	35,754	14.32	325	46,295	16.24	500	50,906	17.68	586	70,644	21.62	620	83,834	24.67
Land and land development	201	8,856	3.55	362	11,064	3.88	372	12,242	4.25	253	14,306	4.38	354	17,596	5.18
Construction	33	18,698	7.49	33	18,188	6.38	651	21,389	7.43	162	21,277	6.51	192	18,500	5.44
Consumer	134	17,679	7.08	193	18,918	6.64	145	21,530	7.48	155	24,071	7.37	171	22,620	6.66
Commercial business	60	8,049	3.22	163	11,147	3.91	107	12,310	4.27	143	15,823	4.84	363	20,180	5.94
Unallocated	150	---	---	42	---	---	283	---	---	114	---	---	297	---	---
Total	$1,432	$249,544	100.00%	$1,996	$285,079	100.00%	$3,098	$287,984	100.00%	$2,094	$326,755	100.00%	$2,852	$339,805	100.00%

Investment Activities
We must maintain minimum levels of securities that qualify as liquid assets under the OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2005 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 6.40%. Our level of liquidity is a result of management’s asset/liability strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” and “- Liquidity and Capital Resources” in the Annual Report to Shareholders filed as Exhibit 13 to this Annual Report.

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

The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2005, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2003		2004		2005
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
Debt securities:
Federal agency obligations	$6,579	40.36%	$2,345	21.49%	$4,480	29.79%
Municipal bonds	5,793	35.54	4,458	40.85	6,361	42.30
Subtotal	12,372	75.90	6,803	62.34	10,841	72.09

Other:
Federal Home Loan Bank stock	3,928	24.10	4,110	37.66	4,197	27.91
Total debt securities and Federal Home Loan Bank stock	$16,300	100.00%	$10,913	100.00%	$15,038	100.00%

Average remaining life of debt securities	2.15 years		3.83 years		3.52 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$7,491	100.00%	$6,818	100.00%	$7,687	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$429	25.57%	$307	26.85%	$234	30.35%
Freddie Mac certificates	1,249	74.43%	837	73.15%	536	69.65%
Total mortgage-backed securities	$1,678	100.00%	$1,144	100.00%	$770	100.00%

The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2005. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2005, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2005
	Less Than 1 Year	1 to 5 Years	5 to 10 Years		Over 10 Years		Total Investment Securities
	(Dollars in Thousands)

Federal agency obligations	$2,338	$2,142	$	-----	$	-----	$4,480
Municipal bonds	708	2,786		2,152		715	6,361
Fannie Mae certificates	---	234		---		---	234
Freddie Mac certificates	---	536		---		---	536
Total investment securities	$3,046	$5,698		$2,152		$715	$11,611

Weighted average yield	3.64%	4.10%		4.58%		6.00%	4.83%

Sources of Funds

General. Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

Deposits. We offer a variety of deposit accounts. Our deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts. In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs. Brokered deposits at December 31, 2005 totaled $67.2 million. We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. Based on our experience, we believe that our savings, interest and non-interest-bearing checking accounts are relatively stable sources of deposits. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2003	2004	2005
	(Dollars in Thousands)

Opening balance	$221,590	$225,485	$256,631
Deposits	1,272,494	1,190,435	1,188,778
Withdrawals	(1,272,569)	(1,163,515)	(1,184,682)
Interest credited	3,970	4,226	5,266

Ending balance	$225,485	$256,631	$265,993

Net increase (decrease)	$3,895	$31,146	$9,362

Percent increase (decrease)	1.76%	13.81%	3.65%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2003		2004		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:

Noninterest-bearing	$14,570	6.46%	$16,502	6.43%	$18,401	6.91%
Savings accounts (0.50% - 0.75% at December 31, 2005)	19,630	8.70	18,775	7.31	18,633	7.00
NOW Accounts (0.00% - 0.50% at December 31, 2005)	28,515	12.64	29,550	11.51	26,977	10.13
Money Market Accounts (1.0% - 1.65% at December 31, 2005)	14,728	6.53	18,393	7.16	13,099	4.92
Total Non-Certificates	77,443	34.34	83,220	32.41	77,110	28.96

Certificates:

0.00 - 1.99%	46,716	20.71	38,599	15.04	4,727	1.78
2.00 - 3.99%	64,792	28.73	103,810	40.43	125,744	47.23
4.00 - 5.99%	36,403	16.14	30,876	12.02	58,395	21.93
6.00 - 7.99%	131	0.06	126	0.05	17	0.00

Total certificates	148,042	65.64	173,411	67.53	188,883	70.94

Accrued interest	37	0.02	157	0.06	266	0.10

Total deposits	$225,523	100.00%	$256,788	100.00%	$266,259	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2005.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:	(Dollars in Thousands)

March 31, 2006	2,668	17,445	1,102	---	21,215	11.23%
June 30, 2006	828	17,282	7,694	---	25,804	13.66
September 30, 2006	818	7,518	11,882	---	20,218	10.71
December 31, 2006	304	7,645	3,601	---	11,550	6.11
March 31, 2007	86	18,463	5,151	---	23,700	12.55
June 30, 2007	23	9,381	6,575	---	15,979	8.46
September 30, 2007	---	13,219	6,440	---	19,659	10.41
December 31, 2007	---	5,005	7,893	---	12,898	6.83
March 31, 2008	---	13,536	33	---	13,569	7.18
June 30, 2008	---	4,321	3,533	---	7,854	4.16
September 30, 2008	---	2,815	2,328	---	5,143	2.72
December 31, 2008	---	2,449	11	---	2,460	1.30
Thereafter	---	6,665	2,152	17	8,834	4.68

Total	$4,727	$125,744	$58,395	$17	$188,883	100.00%

Percent of total	2.50%	66.57%	30.92%	0.01%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2005:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$10,779	$10,852	$17,712	$43,241	$82,584
Certificates of deposit of $100,000 or more	9,344	13,928	12,038	66,698	102,006
Public funds	1,091	1,023	2,020	158	4,293

Total certificates of deposit	$21,215	$25,803	$31,768	$110,097	$188,883

Borrowings. Our other available sources of funds include borrowings from the Federal Home Loan Bank of Indianapolis and other borrowings. As a member of the Federal Home Loan Bank of Indianapolis, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for borrowings from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and have a range of maturities. The Federal Home Loan Bank of Indianapolis may prescribe the acceptable uses for these funds, as well as limitations on the size of the borrowings and repayment provisions.

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

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
	(Dollars in Thousands)

Maximum Balance Federal Home Loan Bank Advances	$70,473	$72,351	$74,008
Average Balance Federal Home Loan Bank Advances	64,484	67,965	70,906

The following table sets forth certain information as to the Federal Home Loan Bank advances at the dates indicated.

	Year Ended December 31,
	2003	2004	2005
	(Dollars in Thousands)

Federal Home Loan Bank Advances	$64,851	$66,808	$72,033
Weighted average interest rate of Federal Home Loan Bank Advances	4.60%	4.50%	4.39%

Subsidiaries and Other Activities

Lafayette Savings owns a service corporation, L.S.B. Service Corporation. In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10-year commitment totaling $500,000. During 2005, L.S.B. Service Corporation received a $37,000 tax credit related to its investment in the project and recorded net losses of $43,000. At December 31, 2005, our total investment in L.S.B. Service Corporation was $519,000.

Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996. Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997. At December 31, 2005, our total investment in Lafayette Insurance and Investments, Inc. was $23,000. During 2002, Lafayette Insurance and Investments, Inc. became inactive and remained so in 2005.

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

There are 21 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market and mortgage loans in Tippecanoe County to be approximately 15%.

Regulation

General. Lafayette Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation, primarily by the OTS, and oversight extending to all of our operations. Lafayette Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the thrift holding company of Lafayette Savings, LSB Financial is also subject to federal regulation and oversight by the OTS.

Insurance of Deposits. On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. This statute reforms the deposit insurance system by:

•	merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a new Deposit Insurance Fund (“DIF”) no later than July 1, 2006;
•
keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process, which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the FDIC concludes such adjustment would be inappropriate for reasons relating to risks to the DIF;

•	increasing insurance coverage limits for retirement accounts to $250,000, subject to the same inflation adjustment process described above;
•	prohibiting undercapitalized members from accepting employee benefit plan deposits;
•
providing for the payment of credits based on a member's share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset FDIC assessments subject to certain limits;

•
providing for the declaration of dividends to members (based on a member's share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the DIF in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.5%, subject to the FDIC's right to suspend or limit dividends based on risks to the DIF; and

•
eliminating the mandatory assessment (up to 23 basis points) that applied if the DIF fell below 1.25% of insured deposits and in its place establishing a new assessment system based on risk, needs of the DIF, and the effect on the members' capital and earnings. The FDIC will set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the DIF if the ratio falls below 1.15%.

The discussion below describes the deposit insurance system in effect prior to the new legislation.

Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations such as the Bank, and for banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. FDIC-insured institutions are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980’s. By law, payments on these obligations have been shared equally between BIF members and SAIF members since January 1, 2000. During 2005, quarterly payments for SAIF and BIF members averaged 1.385 basis points. For the first quarter of 2006, the rate established by the FDIC for this purpose is 1.32 basis points per dollar of SAIF deposits and BIF deposits.

Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

Lafayette Savings’ general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2005, our lending limit under this restriction was $5.1 million.

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

Tier 1 capital generally consists of common stockholders’ equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2005, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $1.3 million.

To determine the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2005, Lafayette Savings qualified as well capitalized, with a leverage ratio of 8.4%, a Tier 1 risk-based capital ratio of 10.8% and a total risk-based capital ratio of 11.7%. The OTS may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

Under the prompt corrective action regulations, the OTS and the FDIC are authorized, and under certain circumstances required, to take certain actions against a savings association that is not at least adequately capitalized. Such an association must submit a capital restoration plan and, until the plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. For a savings association controlled by a holding company, the capital restoration plan must include a guarantee by the holding company limited to the lesser of 5% of the association’s assets when it failed the “adequately capitalized” standard or the amount needed to satisfy the plan, and, in the event of the bankruptcy of the holding company, the guaranty would have priority over the claims of general creditors. Additional and more stringent restrictions may be applicable, depending on the financial condition of the association and other circumstances. If an association becomes critically undercapitalized, because it has a ratio of tangible equity to total assets of 2% or less, appointment of a receiver or conservator may be required.

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

A savings association that is a subsidiary of a holding company, such as Lafayette Savings, may make a capital distribution with prior notice to the OTS, in an amount that does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) if the savings association has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well-capitalized following the proposed distribution. All other institutions or those seeking to exceed the noted amounts must obtain approval from the OTS for a capital distribution before making the distribution.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2005, Lafayette Savings met the test.

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

Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association’s capital and are subject to collateralization requirements. Affiliates of Lafayette Savings include LSB Financial and any company which is under common control with Lafayette Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of an affiliate. The OTS has the discretion to further restrict transactions of a savings association with an affiliate on a case-by-case basis.

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act requires the OTS, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. We were examined for Community Reinvestment Act compliance in 2004 and received a rating of “Outstanding.”

Holding Company Regulation. LSB Financial is a unitary savings and loan holding company subject to regulatory oversight by the OTS. LSB Financial is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over us and our non-savings institution subsidiaries.

LSB Financial generally is not subject to activity restrictions. If LSB Financial acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than Lafayette Savings or any other savings institution) would generally become subject to additional restrictions.

USA PATRIOT Act of 2001. On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 (the “PATRIOT Act”). The PATRIOT Act, among other things, is intended to strengthen the ability of U.S. law enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. We do not anticipate that these changes will materially affect its operations.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).

Among other things, the Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

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

A portion of our reserves for losses on loans which are presented on the statement of financial condition of retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2005, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million. We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting. We have not been audited by the IRS during the last five fiscal years.

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

Employees

At December 31, 2005, we had a total of 91 employees, including 4 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 1A.	Risk Factors

Investors should consider carefully the risks and uncertainties described below, which are some of the factors that could materially adversely affect our operating results and financial condition. The risks and uncertainties described below are not necessarily the only ones that we may face.

Changes in market interest rates could adversely affect our financial condition and results of operations.

Our results of operations depend primarily on the levels of net interest income, which is the difference between the interest income earned on loans and securities and other interest-earning assets, and the interest expense on deposits and borrowed funds. Net interest income is dependent upon the volume of interest-earning assets and interest-bearing liabilities and upon the interest rate which is earned or paid on these items.

We are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets. Rising rates generally increase borrower preference for variable rate products which we typically keep in our portfolio. Additionally, existing adjustable rate loans can be expected to reprice to higher rates, both of which could be expected to have a favorable impact on interest income. Alternatively, continuing low interest rates could have a negative impact on our interest income as new loans are put on the books at comparatively low rates and our existing adjustable rate loans reprice to lower rates.

While we attempt to adjust our asset/liability mix in order to limit the magnitude of interest rate risk, interest rate risk management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. Further discussion of interest rate risk can be found under the caption “Asset/Liability Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of LSB Financial’s 2005 Annual Report to Shareholders.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not have to increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

An economic slowdown in Tippecanoe County could affect our business.

Our primary market area for deposits and loans is Tippecanoe County, Indiana. An economic slowdown in this area could hurt our business. Possible consequences of such a downturn could include the following:

•	increases in loan delinquencies and foreclosures;
•	declines in the value of real estate and other collateral for loans; and
•	a decline in the demand for our products and services.

We are subject to extensive regulation which limit the manner and scope of our business activities.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect our business operations and the availability, growth and distribution of Lafayette Savings' investments, borrowings and deposits. In addition, the OTS periodically conducts examinations of LSB Financial and Lafayette Savings and may impose various requirements or sanctions. See “Regulation” in the description of our Business in Item 1 above for detailed information on the laws and regulations to which we are subject.

Changes in laws, regulations and policies could adversely affect our business.

Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect our business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect us.

Our increased emphasis on short-term or adjustable rate multi-family, commercial real estate and land development lending and commercial business and consumer lending may expose us to increased credit risk.

One of the greatest risks facing lenders is credit risk, that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. At December 31, 2005, $141.5 million, or 41.65%, of our total loan portfolio consisted of multi-family, commercial real estate and land development loans. Multi-family, commercial real estate and land development loans generally involve a greater degree of credit risk than one- to four-family loans because they typically have large balances and are more affected by adverse conditions in the economy. Because payments on land development loans, loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the business which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

At December 31, 2005, $20.2 million, or 5.94% of our total loan portfolio consisted of commercial loans. Commercial loans generally have greater credit risk than residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans also typically have much larger loan balances than residential mortgage loans.

At December 31, 2005, $22.6 million, or 6.66% of our total loan portfolio consisted of consumer loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses. we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans.

Competition in our primary market area may reduce our ability to attract and retain deposits and obtain loans.

We operate in a competitive market for both originating real estate and other loans and attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in our primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to us. Competition for loan originations and deposits may limit our future growth and earnings prospects.

Item 1B.    Unresolved Staff Comments

Not Applicable.

Item 2.      Properties

We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana. We own our main office and three branch offices. The fourth branch office is leased with the term of the lease expiring in 2009. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2005 was approximately $6.8 million. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

We maintain an on-line database of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2005 was $268,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

Item 4. 5     Executive Officers of the Registrant

The executive officers of LSB Financial are identified below. The executive officers are elected annually by the Board of Directors of LSB Financial.

Randolph F. Williams (age 57). Mr. Williams is President and Chief Executive Officer of LSB Financial and its wholly-owned subsidiary, Lafayette Savings. Mr. Williams was appointed to the Board of Directors of LSB Financial in September 2001. He was appointed President of LSB Financial in September 2001 and Chief Executive Officer in January 2002. Mr. Williams served as President and Chief Operating Officer of Delaware Place Bank in Chicago, Illinois from 1996 until joining LSB Financial. Mr. Williams has over 25 years of banking-related experience.

Mary Jo David (age 56). Ms. David is Vice President, Chief Financial Officer and Secretary of LSB Financial and Lafayette Savings. She has held these positions with the Company since its formation in 1994 and with Lafayette Savings since 1992 and was elected a Director of LSB Financial and Lafayette Savings in 1999.

Harry A. Dunwoody (age 59). Mr. Dunwoody has served as Senior Vice President of Lafayette Savings since 1989 and was elected as a Director of the Bank in 1993. He has held the same positions with the Company since its formation in 1994. He is responsible for residential and consumer lending originations for the bank.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933. Additionally, the page 62 of our 2005 Annual Report to Shareholders attached to this document as Exhibit 13 is incorporated herein by reference. In addition, the “Equity Compensation Plan Information” contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

(b) We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-K.

(c) The following table sets forth the number and price paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan

October 1 - October 31, 2005	5,000	$27.25	5,000	35,717
November 1 - November 30, 2005	2,000	28.05	2,000	33,717
December 1 - December 31, 2005	--	--	--	33,717

Total	7,000	$27.48	7,000	33,717

(1)	There were no shares repurchased other than through a publicly announced plan or program.
(2)	We have in place a plan, announced September 27, 2004, to repurchase 5% of our common stock.

Item 6.  Selected Financial Data

The material under the heading “Selected Financial Information” on pages 2 and 3 of our 2005 Annual Report to Shareholders attached to this document as Exhibit 13 is incorporated herein by reference.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 4 through 22 of our 2005 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Pages 22 and 23 of our 2005 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

Pages 28 and 30 through 58 of our 2005 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 19, 2004, our Audit Committee engaged the accounting firm of BKD, LLP to examine the consolidated financial statements of Lafayette Savings as of and for the year ended December 31, 2004, and advised our Board of Directors of this decision. Crowe Chizek and Company LLC (“Crowe Chizek”), which had acted as the independent public accountants for Lafayette Savings since 1994 was notified on August 19, 2004 of the Audit Committee’s decision to engage BKD, LLP.

The audit reports issued by Crowe Chizek, with respect to our consolidated financial statements as of and for the year ended December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2003 (and any subsequent interim period), there had been no disagreements between us and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe Chizek would have caused us to make a reference to the subject matter of the disagreement in connection with its audit report. Moreover, none of the events listed in Item 304(a)(1)(iv) of Regulation S-K occurred during the year ended December 31, 2003, or any subsequent interim period.

Prior to its engagement, we had not consulted BKD, LLP as to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

Item 9A.     Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the regulations promulgated under the Exchange Act), as of December 31, 2005 (the “Evaluation Date”), was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of the Evalutaion Date are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with our evaluation of controls that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

Item 9B.     Other Information

We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this 10-K, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 10.     Directors and Executive Officers of the Registrant

(a) Directors and Executive Officers

Information concerning LSB Financial directors is incorporated herein by reference to the sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2006 under the caption “Proposal I - Election of Directors.” Information concerning LSB Financial executive officers is included in Item 4.5 in Part I of this report.

(b) Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities by the end of the second business day following a change. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2006 under the caption “Share Ownership of LSB Financial Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance” incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2006 with the caption “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2006 with the caption “Share Ownership of LSB Financial Common Stock - Stock Ownership of Significant Shareholders.”

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	47,373(1)	18.72(2)	0
Equity compensation plans not approved by security holders	---	---	---

(1)	Includes 45,373 shares under LSB Financial Corp.’s Stock Option and Incentive Plan and 2,000 shares under LSB Financial Corp.’s Recognition and Retention Plan.
(2)	The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the Recognition and Retention Plan have no exercise price.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and transactions is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2006 with the caption “Certain Transactions.”

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference to the section of our definitive proxy statement for the Annual Meeting of Shareholders to be held in April 2006 with the caption “Relationship with Independent Auditors.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this report:

Annual Report Page No(s).
Financial Statements:
Report of Crowe Chizek and Company, LLC, Independent Registered Public Accounting Firm	30
Report of BKD, LLP, Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets at December 31, 2005 and 2004	32
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	33
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	34
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	35
Notes to Consolidated Financial Statements	36-58
Financial Statement Schedules:
All schedules are omitted as the required information either is not applicable or is included in the consolidated financial statements or related notes.

(b)   The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL COP.

Date:	March 30, 2006	By:	/s/ Randolph F. Williams
Randolph F. Williams, President,
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck		/s/ Randolph F. Williams
Mariellen M. Neudeck, Chairman of the Board		Randolph F. Williams, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)

Date:	March 30, 2006	Date:	March 30, 2006

/s/ Harry A. Dunwoody		/s/ James A. Andrew
Harry A. Dunwoody, Senior Vice President and Director		James A. Andrew, Director

Date:	March 30, 2006	Date:	March 30, 2006

/s/ Philip W. Kemmer		/s/ Peter Neisel
Philip W. Kemmer, Director		Peter Neisel, Director

Date:	March 30, 2006	Date:	March 30, 2006

/s/ Jeffrey A. Poxon		/s/ Thomas R. McCully
Jeffrey A. Poxon, Director		Thomas R. McCully, Director

Date:	March 30, 2006	Date:	March 30, 2006

/s/ Mary Jo David		/s/ Kenneth P. Burns
Mary Jo David, Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)		Kenneth P. Burns, Director

Date:	March 30, 2006	Date:	March 30, 2006

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2
Bylaws, as amended and restated, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-25070) are incorporated herein by reference.

4	Registrant’s Specimen Stock Certificate, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), is incorporated herein by reference.
10.1*	Registrant’s 1995 Stock Option and Incentive Plan.
10.2*	Registrant’s 1995 Recognition and Retention Plan.
10.3*
Form of 1995 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-25070), is incorporated herein by reference.

10.4*
Form of 1995 Stock Option and Incentive Plan Incentive Stock Option Agreement, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-25070), is incorporated herein by reference.

10.5*
Form of Recognition and Retention Plan Restricted Stock Agreement, filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-25070), is incorporated herein by reference.

10.6*
Deferred Compensation Agreement between Lafayette Savings Bank and Randolph F. Williams, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event occurring on September 29, 2005 (File No. 0-25070), is incorporated herein by reference.

10.7*
Employment Agreement dated February 9, 2006 between LSB Financial Corp. and Randolph F. Williams filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2006 (File No. 0-25070) is incorporated herein by reference.

10.8*
Employment Agreement dated February 9, 2006 between LSB Financial Corp. and Mary Jo David filed as Exhibit 10.2 to the Registrant’s 8-K filed on February 14, 2006 (File No. 0-25070) is incorporated herein by reference.

13	Annual Report to Shareholders for the Year Ended December 31, 2005.
14	Code of Ethics, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 0-25070), is incorporated herein by reference.
21	Subsidiaries of the Registrant.
23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm.
23.2	Consent of BKD, LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13(a) - 14(a) Certification (Chief Executive Officer).
31.2	Rule 13(a) - 14(a) Certification (Chief Financial Officer).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.

E-1