Form 10-Q
period 2006-03-31
LSB FINANCIAL CORP
filed 2006-05-15
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer [   ]       Accelerated filer [   ]       Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2006
Common Stock, $.01 par value per share	1,535,806 shares

LSB FINANCIAL CORP.

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands except per share data)
	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$1,398	$1,697
Short-term investments	9,851	7,687
Cash and cash equivalents	11,249	9,384
Available-for-sale securities	12,015	11,611
Loans held for sale	---	---
Total loans	329,031	333,823
Less: Allowance for loan losses	(2,725)	(2,852)
Net loans	326,306	330,971
Premises and equipment, net	6,767	6,813
Federal Home Loan Bank stock, at cost	4,197	4,197
Bank owned life insurance	2,737	2,715
Interest receivable and other assets	8,499	6,973
Total Assets	371,770	372,664

Liabilities and Shareholders’ Equity
Liabilities
Deposits	272,013	265,993
Federal Home Loan Bank advances	64,533	72,033
Interest payable and other liabilities	1,914	1,817
Total liabilities	338,460	339,843

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2006 - 1,539,806 shares, 2005 - 1,547,806 shares	15	15
Additional paid-in-capital	10,397	10,565
Retained earnings	23,046	22,402
Unearned recognition and retention plan (RRP) shares	(15)	(22)
Unearned ESOP compensation	(36)	(49)
Accumulated other comprehensive loss	(97)	(90)
Total shareholders’ equity	33,310	32,821

Total liabilities and shareholders’ equity	$371,770	$372,664

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)
	Three months Ended March 31,
	2006	2005
Interest and Dividend Income
Loans	$5,602	$4,994
Securities
Taxable	104	78
Tax-exempt	49	32
Other	31	18
Total interest and dividend income	5,786	5,122

Interest Expense
Deposits	1,899	1,503
Borrowings	766	742
Total interest expense	2,665	2,245

Net interest income	3,121	2,877
Provision for Loan Losses	150	175
Net Interest Income After Provision for Loan Losses	2,971	2,702

Noninterest income
Deposit account service charges and fees	424	206
Net gains on loan sales	51	65
Other	187	213
Total noninterest income	662	484

Noninterest Expense
Salaries and employee benefits	1,287	1,191
Net occupancy and equipment expense	290	276
Computer service	98	99
Advertising	58	41
Other	483	436
Total noninterest expense	2,216	2,043

Income Before Income Taxes	1,417	1,143
Provision for Income Taxes	509	376
Net income	$908	$767
Basic Earnings Per Share	$0.59	$0.51
Diluted Earnings Per Share	$0.59	$0.50

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Benefit Plans Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2005	$14	$8,235	$22,304	$(154)	$(6)	$30,393
Comprehensive income
Net income			767			767
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(54)	(54)
Total comprehensive income						713
Dividends on common stock, $0.16 per share			(234)			(234)
Purchase and retirement of stock (9,087 shares)		(240)				(240)
Stock options exercised (51,390 shares)		219				219
Tax benefit related to stock options exercised		339				339
Amortization of RRP expense				7		7
ESOP shares earned		46		15		61

Balance, March 31, 2005	$14	$8,599	$22,837	$(132)	$(60)	$31,259

Balance, January 1, 2006	15	10,565	22,402	(71)	(90)	32,821
Reclassification of unearned compensation upon adoption of SFAS 123(R)		(22)		22
Comprehensive income
Net income			908			908
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(7)	(7)
Total comprehensive income						901
Dividends on common stock, $0.17 per share			(264)			(264)
Purchase and retirement of stock (8,000 shares)		(226)				(226)
Amortization of stock option compensation		6				6
Amortization of RRP expense		7				7
ESOP shares earned		52		13		65
Balance, March 31, 2006	$15	$10,382	$23,046	$(36)	$(97)	$33,310

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Operating Activities
Net income	$908	$767
Items not requiring (providing) cash
Depreciation	117	106
Provision for loan losses	150	175
Amortization of premiums and discounts on securities	15	9
Federal Home Loan Bank stock dividend	0	(44)
ESOP shares earned	65	61
Gain on sale of loans	25	30
Loans originated for sale	(2,704)	(4,025)
Proceeds on loans sold	2,679	4,330
Changes in
Interest receivable and other assets	(1,536)	(256)
Interest payable and other liabilities	97	723
Net cash from operating activities	(184)	1,876

Investing Activities
Purchases of available-for-sale securities	(997)	(171)
Proceeds from maturities of available-for-sale securities	566	88
Net change in loans	4,515	(7,292)
Purchase of premises and equipment	(71)	(71)
Net cash from investing activities	4,013	(7,446)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	1,144	1,027
Net change in certificates of deposit	4,876	8,389
Proceeds from Federal Home Loan Bank advances	11,500	12,000
Repayment of Federal Home Loan Bank advances	(19,000)	(12,000)
Proceeds from stock options exercised	0	219
Future compensation cost of stock options	6	0
Repurchase of stock	(226)	(240)
Dividends paid	(264)	(234)
Net cash from financing activities	(1,964)	9,161

Increase (Decrease) in Cash and Cash Equivalents	1,865	3,591
Cash and Cash Equivalents, Beginning of Period	9,384	9,213
Cash and Cash Equivalents, End of Period	$11,249	$12,804

Supplemental Cash Flows Information
Interest paid	2,743	2,247
Income taxes paid	400	256

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	35	43

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
March 31, 2006

Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods. All outstanding shares and per share figures have been adjusted to reflect a 5% stock dividend payable by LSB Financial Corp. (the “Company” or “LSB Financial”) to shareholders of record on October 7, 2005. The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2005 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed (consolidated) financial statements should be read in conjunction with the (consolidated) financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Stock Options: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123R"). SFAS 123R addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application method and, as a result, has recorded approximately $6,000 in compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2006. Certain other disclosures as required by SFAS 123R have been omitted due to their immaterial nature. Prior to the adoption of SFAS 123R, unearned compensation related to the RRP shares was classified as a separate component of shareholders equity. In accordance with SFAS 123R, the balance in unearned compensation on January 1, 2006 was reclassified to additional paid-in capital.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Three months ended
March 31, 2005
Net income as reported	$767
Deduct: Stock-based compensation expense determined under fair value based method	(11)
Pro forma net income	$756

Basic earnings per share as reported	$0.51
Pro forma basic earnings per share	0.50
Diluted earnings per share as reported	0.49
Pro forma diluted earnings per share	0.49

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

	Quarter ended March 31
	2006	2005

Net income available to shareholders	$908	$767
Weighted average shares outstanding (excluding unearned ESOP shares)	1,540,955	1,501,532
Shares used to compute diluted earnings per share	1,551,989	1,530,053
Earnings per share	$0.59	$0.51
Diluted earnings per share	$0.59	$0.50

Note 4 - Future Accounting Pronouncements

Servicing of Financial Assets.  In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•
Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•
Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not early adopt SFAS No. 156 on January 1, 2006. The Company is currently evaluating the effect of adoption of this Statement on the Company’s financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

LSB Financial Corp. (the “Company” or “LSB Financial”) is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB (“Lafayette Savings”) for the purpose of becoming a thrift institution holding company. Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana. References in this Form 10-Q to "we," "us," and "our" refer to LSB Financial and/or Lafayette Savings as the context requires.

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. The greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru, Caterpillar, Wabash National and Greater Lafayette Health Services; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; and a growing high-tech presence with the Purdue Research Park. In the past this diversity insulated us from economic downturns, but the slowdowns of the last few years had a noticeable effect on the area. The unemployment rate at February 2006, the most recent data available, showed unemployment rates of 4.8% for Tippecanoe County and 5.8% for Indiana compared to 4.5% for Tippecanoe County and 5.3% for Indiana at December 2005. The slight increase since year end shows Indiana generally has been struggling to recover from the economic slowdown. Over 300 foreclosed properties were scheduled to go to sheriff’s sales in Tippecanoe County in 2005, although some of them were withdrawn for various reasons. Indiana ranked number one in foreclosures nationwide in 2005, with almost one percent of loans in foreclosure. An announcement that Toyota intends to build 100,000 Camrys per year starting in 2007 should help the local economic recovery.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin, which is the difference between the income generated from loans and the cost of the funding. A major area of concern in the growth of net interest income is the continuing flattening of the yield curve. Short-term rates increased steadily over 2005 and have continued to increase in 2006. Long-term rates, however, have remained relatively flat. Because deposits are generally tied to shorter-term market rates, and loans are generally tied to longer-term rates, the shrinking spread between the two has made it more difficult to maintain desired operating income levels. Our expectation is that short-term rates will continue to rise as the Federal Reserve Board responds to inflation concerns and the growing strength of the economy. Long-term rates have remained low because the purchase of U.S. government bonds has driven up the price of long-term bonds and kept their returns low. Until this situation changes we expect the yield curve to remain fairly flat.

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

We consider expected changes in interest rates when structuring our interest-earning assets and our interest-bearing liabilities. If rates are expected to increase we try to book shorter-term assets that will reprice relatively quickly to higher rates over time, and book longer-term liabilities that will remain for a longer time at lower rates. Conversely, if rates are expected to fall, we intend to structure our balance sheet such that loans will reprice more slowly to lower rates and deposits will reprice more quickly. We currently offer a three-year and a five-year certificate of deposit that allows depositors one opportunity to have their rate adjusted to the market rate at a future date to encourage them to choose longer-term deposit products. However, since we are not able to predict market interest rate fluctuations, our asset/liability management strategy may not prevent interest rate changes from having an adverse effect on our results of operations and financial condition.

Our results of operations may also be affected by general and local competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of March 31, 2006. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Our total assets decreased $894,000 or 0.24% during the three months from December 31, 2005 to March 31, 2006. Components of this decrease were a $2.2 million increase in short-term investments which typically fluctuate in response to funding needs, a $4.7 million decrease in total net loans and a $1.5 million increase in other assets. Management attributes the decrease in loans primarily to rising interest rates resulting in a decrease in loan origination activity, and from the transfer of loans from non-performing status to real estate owned as we gain control of foreclosed properties and begin the process of disposing of them. In the first quarter of 2006, $1.6 million was transferred from non-accrual loans to real estate owned. We also took the opportunity to repay $7.5 million in Federal Home Loan Bank advances in the first quarter of 2006, replacing $6.0 million of these with generally lower-rate deposits. $3.7 million of the increase in deposits was from brokered funds. Management attributes the increase in deposits to its success in attracting borrowers to its CD products and targeted marketing.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $10.6 million at December 31, 2005 to $10.7 million at March 31, 2006. Non-performing loans totaled $7.1 million at March 31, 2006 and consisted of $4.9 million or 69.34% of one- to four-family or multi-family residential real estate loans, $2.1 million or 29.35% of loans on land or commercial property and $51,000 of commercial business loans. Non-performing assets also include $3.6 million in foreclosed assets. At March 31, 2006, our allowance for loan losses equaled 0.83% of total loans compared to 0.85% at December 31, 2005. The allowance for loan losses at March 31, 2006 totaled 25.53% of non-performing assets compared to 27.00% at December 31, 2005, and 38.64% of non-performing loans at March 31, 2006 compared to 33.32% at December 31, 2005. Our non-performing assets equaled 2.87% of total assets at March 31, 2006 compared to 2.83% at December 31, 2005. Non-performing assets totaling $304,000 were charged off in the first three months of 2006 offset by recoveries of $28,000. These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $32.8 million at December 31, 2005 to $33.3 million at March 31, 2006, an increase of $489,000, or 1.49%, primarily as a result of net income of $908,000, partially offset by our payment of dividends on common stock, and the repurchase of

8,000 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 8.96% at March 31, 2006 compared to 8.81% at December 31, 2005.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2006 and March 31, 2005

General. Net income for the three months ended March 31, 2006 was $908,000, an increase of $141,000, or 18.38%, over the three months ended March 31, 2005. This increase was primarily due to a $244,000 increase in net interest income and a $178,000 increase in non-interest income partially offset by a $173,000 increase in non-interest expenses, and a $133,000 increase in taxes on income.

Net Interest Income. Net interest income for the three months ended March 31, 2006 increased $244,000, or 8.48%, over the same period in 2005. This increase was primarily due to a $9.7 million increase in interest-earning assets and an 18 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 3.34% for the three months ended March 31, 2005 to 3.52% for the three months ended March 31, 2006. The increase in net interest margin is primarily the result of a $9.7 million increase in net interest-earning assets with an increase in the average rate earned on interest-earning assets from 5.94% for the three months ended March 31, 2005 to 6.52% for the three months ended March 31, 2006 offset by an $8.7 million increase in average interest-bearing liabilities with an increase in the average rate paid from 2.73% for the three months ended March 31, 2005 to 3.16% for the three months ended March 31, 2006.

Interest income on loans increased $608,000, or 12.17%, for the three months ended March 31, 2006 compared to the same three months in 2005. This increase was the result of a $6.1 million increase in average loans outstanding and an increase in the average yield on loans from 6.15% for the first three months of 2005 to 6.77% for the first three months of 2006, due to increasing interest rates in the economy causing our adjustable rate mortgages to reprice higher. The increase in the loan portfolio was due largely to borrowers continuing to take advantage of relatively low market interest rates to initiate other real estate related purchases. The increase in interest rates triggered consumer interest in lower-rate, adjustable rate mortgage products which we typically hold in our loan portfolio.

Interest earned on other investments and Federal Home Loan Bank stock increased by $56,000 for the three months ended March 31, 2006 compared to the same period in 2005. This was primarily the result of a $3.6 million increase in average balances and an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.51% for the first three months of 2005 to 3.07% over the same period in 2006 due to increasing interest rates in the economy. The increase in the average balance was generally due to funds being reinvested into securities for liquidity purposes.

Interest expense for the three months ended March 31, 2006 increased $420,000, or 18.71%, over the same period in 2005. This increase was due to an $8.7 million increase in average interest-bearing liabilities as well as an increase in the average rate paid on interest-

bearing liabilities from 2.73% for the first three months of 2005 to 3.16% for the first three months of 2006.

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

We recorded a $150,000 provision for loan losses for the three months ended March 31, 2006 as a result of our analysis of our current loan portfolios compared to $175,000 for the same period in 2005. The decreased provision during 2006 was deemed to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs. During the first three months of 2006 we recorded charge-offs of $304,000 offset by recoveries of $28,000. The $150,000 provision for loan losses for the first quarter of 2006 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

At March 31, 2006, non-performing assets, consisting of non-accruing loans, accruing loans 90 or more days delinquent and other real estate owned, totaled $10.7 million compared to $10.6 million at December 31, 2005. In addition to our non-performing assets, we identified $1.9 million in other loans of concern, virtually unchanged from the $2.0 million identified at December 31, 2005, where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms, and may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

Non-Interest Income. Non-interest income for the three months ended March 31, 2006 increased by $178,000 or 36.78% compared to the same period in 2005. This was primarily due to a $218,000 increase in fees on deposit accounts due to our overdraft product in which we may pay overdrafts of up to $500 made by qualified depositors for a $30 per overdraft fee, partially offset by a $26,000 decrease in other income, primarily the result of a $29,000 reserve for possible losses on our overdraft program, partially offset by a $14,000 decrease in the gain on the sale of mortgage loans in the secondary market resulting from decreased sales due to the decrease in refinance activity.

Non-Interest Expense.  Non-interest expense for the three months ended March 31, 2006 increased $173,000 over the same period in 2005. The major components of this increase included a $96,000 increase in salaries and employee benefits partly due to the payment of incentive awards and the recognition of compensation expense related to the expensing of stock options in accordance with SFAS 123R. Please see footnote 1 of the consolidated condensed financial statements for further discussion of the adoption of SFAS 123R. In addition to increased salaries and employee benefits, the remaining $47,000 increase in other non-interest expenses was mostly due to increased expenses related to foreclosed properties.

Income Tax Expense.  Our income tax provision increased by $133,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to increased income.

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

Our liquidity ratios at December 31, 2005 and March 31, 2006 were 6.40% and 7.39%, respectively compared to a regulatory liquidity base, and 4.87% and 5.69% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments. At March 31, 2006, we had outstanding commitments to originate loans and available lines of credit totaling $45.7 million and commitments to provide funds to complete current construction projects in the amount of $4.3 million. In addition we had commitments to sell $724,000 of fixed-rate residential loans. Certificates of deposit, including brokered deposits, which will mature in one year or less at March 31, 2006 totaled $97.8 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. At March 31, 2006, $70.9 million of our deposits were in brokered deposits, $20.6 million of which will mature in one year or less. These deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $13.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $33.3 million at March 31, 2006 compared to $32.8 million at December 31, 2005, an increase of $489,000 or 1.49%, due primarily to net income of $908,000, partially offset by our payment of dividends on common stock, and the repurchase of 8,000 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 8.96% at March 31, 2006 compared to 8.81% at December 31, 2005.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2005 and March 31, 2006, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2005 and March 31, 2006 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Total risk-based capital
(to risk-weighted assets)	$35,006	12.1%	$23,079	8.0%	$28,848	10.0%
Tier I capital
(to risk-weighted assets)	32,319	11.2	11,539	4.0	17,309	6.0
Tier I capital
(to adjusted total assets)	32,319	8.7	11,144	3.0	18,573	5.0
Tier I capital
(to adjusted tangible assets)	32,319	8.7	7,429	2.0	N/A	N/A
Tangible capital
(to adjusted tangible assets)	32,319	8.7	5,572	1.5	N/A	N/A

As of December 31, 2005
Total risk-based capital
(to risk-weighted assets)	$34,001	11.7%	$23,187	8.0%	$28,984	10.0%
Tier I capital
(to risk-weighted assets)	31,306	10.8	11,594	4.0	17,390	6.0
Tier I capital
(to adjusted total assets)	31,306	8.4	11,163	3.0	18,606	5.0
Tier I capital
(to adjusted tangible assets)	31,306	8.4	7,442	2.0	N/A	N/A
Tangible capital
(to adjusted tangible assets)	31,306	8.4	5,582	1.5	N/A	N/A

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

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-bearing liabilities reprice on a different basis than our interest-earning assets. The Office of Thrift Supervision (“OTS”), our primary regulator, supports the use of a net portfolio value (“NPV”) approach to the quantification of interest rate risk. In essence, this approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in that rate scenario divided by the market value of assets in the same scenario, essentially a market value adjusted capital ratio.

It has been and continues to be a priority of the Board of Directors and management to manage interest rate risk to maintain an acceptable level of potential changes to interest income as a result of interest rate changes. Our asset/liability management policy, established by the Board of Directors, sets forth acceptable limits on the amount of change in net portfolio value given certain changes in interest rates. We have an asset/liability management committee which meets quarterly to review our interest rate position, and an investment committee which reviews the interest rate risk position and other related matters with the Board of Directors, and makes recommendations for adjusting this position to the full Board of Directors. In addition, the investment committee of the Board of Directors meets semi-annually with our outside investment advisors to review our investment portfolio and strategies relating to interest rate risk. Specific strategies have included the sale of long-term, fixed-rate loans to reduce the average maturity of our interest-earning assets and the use of Federal Home Loan Bank advances to lengthen the effective maturity of our interest-bearing liabilities. In the future, our community banking emphasis, including the origination of commercial business loans, is intended to further increase our portfolio of short-term and/or adjustable rate loans.

Presented below, as of December 31, 2005 and 2004, is an analysis of our interest rate risk as measured by the effect on NPV caused by instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points, and compared to Board policy limits. The Board Limit column indicates the lowest allowable limits for NPV after each interest rate shock. Assumptions used in calculating the amounts in this table are OTS assumptions. No information is provided for a negative 300 basis point shift in interest rates, due to a low prevailing interest rate environment making such scenarios unlikely.

Change in		Board Limit	At December 31, 2005			At December 31, 2004
Interest Rate		Post-shock	Post-shock	Change		Post-shock	Change
(Basis Points)		NPV Ratio	NPV Ratio	(Basis Points)		NPV Ratio	(Basis Points)

300	bp	6.00%	10.16%	(80	) bp	10.55%	(12	) bp
200		7.00	10.58	(38)		10.82	14
100		8.00	10.87	(8)		10.89	21
0		8.00	10.96			10.68
-100		8.00	10.74	(22)		10.16	(52)
-200		7.00	10.31	(65)		n/a	n/a

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

Management believes that at March 31, 2006 there have been no material changes in Lafayette Savings’ interest rate sensitivity which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented above, from the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of March 31, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In connection with the 2005 examination of the Bank by the Office of Thrift Supervision (“OTS”), the OTS found certain instances where the Bank did not comply with applicable laws and regulations. The Bank is currently in the process of negotiating a Supervisory Agreement with the OTS (the “Agreement”) under which the Bank will agree to take a number of actions within specified timeframes. Among other things, under this proposed agreement, the Bank’s board of directors must implement certain policies and procedures to ensure appropriate monitoring of the Bank’s asset quality as well as internal controls and independent testing and audit functions.

Under the proposed Agreement, the Bank’s board of directors must also implement a program designed to bring the aggregate outstanding loans into compliance with supervisory loan-to-value limits and adopt written action plans for certain classified loans.

The Bank’s board of directors and management are taking the actions necessary to comply with what they expect will be the final Agreement. The Agreement is expected to remain in effect until terminated, modified or superseded by the OTS. The Bank believes that the Agreement will not have a material adverse effect on the financial condition or results of operations of the Bank or the Company, taken as a whole. Failure to comply with the Agreement, however, could result in further regulatory action by the OTS.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K Report for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan

January 1 - January 31, 2006	---	---	---	33,717
February 1 - February 28, 2006	---	---	---	33,717
March 1 - March 31, 2006	8,000	$28.28	8,000	25,717
Total	8,000	$28.28	8,000	25,717

1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a plan, announced September 27, 2004, to repurchase 5% of our common stock.

Item 3.	Defaults Upon Senior Securities

None to be reported.

Item 4.	Submission of Matters to a Vote of Security Holders

None to be reported.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date:	May 15, 2006	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date:	May 15, 2006	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification