Form 10-Q
period 2006-06-30
LSB FINANCIAL CORP
filed 2006-08-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2006
Common Stock, $.01 par value per share	1,531,458 shares

LSB FINANCIAL CORP.

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$1,482	$1,697
Short-term investments	7,377	7,687
Cash and cash equivalents	8,859	9,384
Available-for-sale securities	12,401	11,611
Loans held for sale	632	---
Total loans	326,056	333,823
Less: Allowance for loan losses	(2,731)	(2,852)
Net loans	323,325	330,971
Premises and equipment, net	6,717	6,813
Federal Home Loan Bank stock, at cost	4,197	4,197
Bank owned life insurance	5,270	2,715
Interest receivable and other assets	7,726	6,973
Total Assets	369,127	372,664

Liabilities and Shareholders’ Equity
Liabilities
Deposits	260,451	265,993
Federal Home Loan Bank advances	73,033	72,033
Interest payable and other liabilities	1,982	1,817
Total liabilities	335,466	339,843

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2006 - 1,531,458 shares, 2005 - 1,547,806 shares	14	15
Additional paid-in-capital	10,183	10,565
Retained earnings	23,616	22,402
Unearned recognition and retention plan (RRP) shares	0	(22)
Unearned ESOP compensation	(24)	(49)
Accumulated other comprehensive loss	(128)	(90)
Total shareholders’ equity	33,661	32,821

Total liabilities and shareholders’ equity	$369,127	$372,664

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans	$5,527	$5,157	$11,129	$10,151
Securities
Taxable	119	77	223	155
Tax-exempt	48	40	96	72
Other	30	25	62	43
Total interest and dividend income	5,724	5,299	11,510	10,421
Interest Expense
Deposits	1,942	1,594	3,841	3,097
Borrowings	762	754	1,527	1,496
Total interest expense	2,704	2,348	5,368	4,593
Net interest income	3,020	2,951	6,142	5,828
Provision for Loan Losses	250	125	400	300
Net Interest Income After Provision for Loan Losses	2,770	2,826	5,742	5,528

Non-interest income
Deposit account service charges and fees	449	281	873	487
Net gains on loan sales	58	108	109	173
Gain on sale of securities	0	0	0	0
Other	195	218	382	431
Total non-interest income	702	607	1,364	1,091

Non-interest Expense
Salaries and employee benefits	1,143	1,096	2,430	2,288
Net occupancy and equipment expense	291	265	580	541
Computer service	104	127	202	226
Advertising	72	109	129	150
Other	514	476	999	911
Total non-interest expense	2,124	2,073	4,340	4,116

Income Before Income Taxes	1,348	1,360	2,766	2,503
Provision for Income Taxes	520	467	1,030	843
Net income	$828	$893	$1,736	$1,660
Basic Earnings Per Share	$0.54	$0.58	$1.13	$1.10
Diluted Earnings Per Share	$0.53	$0.57	$1.12	$1.08
Dividends Declared Per Share	$0.17	$0.15	$0.34	$0.30

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Benefit Plans Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2005	$14	$8,235	$22,304	$(154)	$(6)	$30,393
Comprehensive income
Net income			1,660			1,660
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(16)	(16)
Total comprehensive income						1,644
Dividends on common stock, $0.30 per share			(464)			(464)
Purchase and retirement of stock (21,091 shares)		(528)				(528)
Stock options exercised (64,605 shares)		249				249
Tax benefit related to stock options exercised		405				405
Amortization of RRP expense				15		15
ESOP shares earned		94		28		122

Balance, June 30, 2005	$14	$8,455	$23,500	$(111)	$(22)	$31,836

Balance, January 1, 2006	15	10,565	22,402	(71)	(90)	32,821
Reclassification of unearned compensation upon adoption of SFAS 123(R)		(22)		22
Comprehensive income
Net income			1,736			1,736
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(38)	(38)
Total comprehensive income						1,698
Dividends on common stock, $0.34 per share			(522)			(522)
Purchase and retirement of stock (18,500 shares)	(1)	(523)				(524)
Stock options exercised (2,152 shares)		34				34
Amortization of stock option compensation		12				12
Amortization of RRP expense		15				15
ESOP shares earned		102		25		127
Balance, June 30, 2006	$14	$10,183	$23,616	$(24)	$(128)	$33,661

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Operating Activities
Net income	$1,736	$1,660
Items not requiring (providing) cash
Depreciation	232	171
Provision for loan losses	400	300
Amortization of premiums and discounts on securities	29	18
Federal Home Loan Bank stock dividend	0	(87)
ESOP shares earned	127	122
Gain on sale of loans	(57)	81
Loans originated for sale	(5,819)	(4,673)
Proceeds on loans sold	5,244	4,863
Changes in
Interest receivable and other assets	(767)	96
Interest payable and other liabilities	165	650
Net cash from operating activities	1,290	3,201

Investing Activities
Purchases of available-for-sale securities	(1,497)	(997)
Proceeds from maturities of available-for-sale securities	614	186
Net change in loans	7,246	(11,897)
Purchase of premises and equipment	(136)	(94)
Purchase of life insurance policies	(2,500)	0
Net cash from investing activities	3,727	(12,802)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(2,392)	(4,243)
Net change in certificates of deposit	(3,150)	7,283
Proceeds from Federal Home Loan Bank advances	27,500	27,500
Repayment of Federal Home Loan Bank advances	(26,500)	(20,300)
Proceeds from stock options exercised	34	249
Future compensation cost of stock options	12	0
Repurchase of stock	(524)	(528)
Dividends paid	(522)	(464)
Net cash from financing activities	(5,542)	9,497

Increase (Decrease) in Cash and Cash Equivalents	(525)	(104)
Cash and Cash Equivalents, Beginning of Period	9,384	9,213
Cash and Cash Equivalents, End of Period	$8,859	$9,109

Supplemental Cash Flows Information
Interest paid	5,359	4,499
Income taxes paid	890	256

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	52	92

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
June 30, 2006

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

Stock Options: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS 123R"). SFAS 123R addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application method and, as a result, has recorded approximately $12,000 in compensation expense related to vested stock options less estimated forfeitures for the six month period ended June 30, 2006. Certain other disclosures as required by SFAS 123R have been omitted due to their immaterial nature. Prior to the adoption of SFAS 123R, unearned compensation related to the Recognition and Retention Plan (RRP) shares was classified as a separate component of shareholders equity. In accordance with SFAS 123R, the balance in unearned compensation on January 1, 2006 was reclassified to additional paid-in capital. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net income as reported	$893	$1,660
Deduct: Stock-based compensation expense determined under fair value based method	(11)	(22)
Pro forma net income	$882	$1,638

Basic earnings per share as reported	$0.58	$1.10
Pro forma basic earnings per share	0.57	1.08
Diluted earnings per share as reported	0.58	1.08
Pro forma diluted earnings per share	0.57	1.06

Note 2 - Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial, its wholly owned subsidiary Lafayette Savings Bank, FSB (“Lafayette Savings”), and Lafayette Savings’ wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Weighted average shares outstanding (excluding unearned ESOP shares)	1,545,308	1,527,336	1,534,240	1,522,461
Shares used to compute diluted earnings per share	1,555,563	1,552,071	1,544,887	1,546,905
Earnings per share	$0.54	$0.58	$1.13	$1.10
Diluted earnings per share	$0.53	$0.57	$1.12	$1.08

Note 4 - Future Accounting Pronouncements

Servicing of Financial Assets. In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

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

SFAS 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not early adopt SFAS 156 on January 1, 2006. The Company is currently evaluating the effect of adoption of this Statement on the Company’s financial condition or results of operations.

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

Lafayette Savings has been, and intends to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences and, to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings' primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. The greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru, Caterpillar, Wabash National and Greater Lafayette Health Services; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; and a growing high-tech presence with the Purdue Research Park. In the past this diversity insulated us from economic downturns, but the slowdowns of the last few years had a noticeable effect on the area. The unemployment rate at May 2006, the most recent data available, showed unemployment rates of 4.0% for Tippecanoe County and 4.8% for Indiana compared to 4.5% for Tippecanoe County and 5.3% for Indiana at December 2005, a slight improvement since year end. An announcement that Toyota intends to build 100,000 Camrys per year in Lafayette starting in 2007 should also help the local economic recovery.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of June 30, 2006. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Lafayette Savings. Included in the review of individual loans are those that are impaired as provided in SFAS 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Financial Condition

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Our total assets decreased $3.5 million or 0.95% during the six months from December 31, 2005 to June 30, 2006. Primary components of this decrease were a $7.0 million decrease in net loans receivable including loans held for sale offset by a $2.6 million increase in bank owned life insurance, a $790,000 increase in investments and a $753,000 increase in other assets due mostly to an increase in other real estate owned. Management attributes the decrease in loans primarily to rising interest rates resulting in a decrease in loan origination activity, the expected payoff of several large loans due to a change in property ownership or strategy of the borrowers, and from the transfer of $2.9 million of loans from non-performing status to real estate owned as we gain control of additional foreclosed properties. We purchased $2.5 million of additional bank owned life insurance because the tax exempt increase in cash surrender value helps offset our tax burden. Because of decreased funding needs we were able to avoid higher rate deposits and allowed $5.5 million of deposits to run off.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, decreased from $10.6 million at December 31, 2005 to $10.4 million at June 30, 2006. Non-performing loans totaled $7.6 million at June 30, 2006 and consisted of $5.8 million or 76.56% of one- to four-family or multi-family residential real estate loans, $1.8 million or 23.23% of loans on land or commercial property and $16,000 of commercial business loans. Non-performing assets also include $2.9 million in foreclosed assets. At June 30, 2006, our allowance for loan losses equaled 0.84% of total loans compared to 0.85% at December 31, 2005. The allowance for loan losses at June 30, 2006 totaled 26.19% of non-performing assets compared to 27.00% at December 31, 2005, and 36.06% of non-performing loans at June 30, 2006 compared to 33.32% at December 31, 2005. Our non-performing assets equaled 2.82% of total assets at June 30, 2006 compared to 2.83% at December 31, 2005. Non-performing assets totaling $558,000 were charged off in the first six months of 2006, offset by recoveries of $38,000. These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $32.8 million at December 31, 2005 to $33.7 million at June 30, 2006, an increase of $840,000, or 2.56%, primarily as a result of net income of $1.7 million, partially offset by our payment of $522,000 of dividends on common stock, and the repurchase of 18,500 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 9.12% at June 30, 2006 compared to 8.81% at December 31, 2005.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2006 and June 30, 2005

General. Net income for the six months ended June 30, 2006 was $1.7 million, an increase of $76,000 or 4.58%, over the six months ended June 30, 2005. Net income for the quarter ended June 30, 2006 was $828,000, a decrease of $65,000 or 7.28% over the comparable quarter in 2005. This increase for the six month period was primarily due to a $314,000 increase in net interest income and a $273,000 increase in non-interest income partially offset by a $100,000 increase in the provision for losses, a $224,000 increase in non-interest expenses, and a $187,000 increase in taxes on income. The decrease for the three month period was primarily due to a smaller, $69,000 increase in net interest income and a $95,000 increase in non-interest income partially offset by a $125,000 increase in the provision for losses, a $51,000 increase in non-interest expenses, and a $53,000 increase in taxes on income.

Net Interest Income. Net interest income for the six months ended June 30, 2006 increased $314,000, or 5.39%, over the same period in 2005. This increase was primarily due to a $2.6 million increase in interest-earning assets and a 15 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 3.35% for the six months ended June 30, 2005 to 3.50% for the six months ended June 30, 2006. The increase in net interest margin is primarily the result of an increase in the average rate earned on interest-earning assets from 5.98% for the six months ended June 30, 2005 to 6.56% for the six months ended June 30, 2006, offset by an increase in the average rate paid on interest-bearing liabilities from 2.77% for the six months ended June 30, 2005 to 3.21% for the six months ended June 30, 2006. Net interest income for the second quarter of 2006 increased $69,000, or 2.34%, compared to the same period in 2005. Average interest-earning assets decreased by $5.3 million from the second quarter of 2005 to the second quarter of 2006, with an accompanying $3.2 million decrease in interest-bearing liabilities. The average rate on interest-earning assets increased from 6.03% for the period in 2005 to 6.60% in 2006, while the average rate on interest-bearing liabilities increased from 2.88% to 3.26% over the same period. The net interest margin increased from 3.36% for the second quarter of 2005 to 3.48% for the second quarter of 2006.

Interest income on loans increased $978,000, or 9.63%, for the six months ended June 30, 2006 compared to the same six months in 2005. This increase was the result of an increase in the average yield on loans from 6.20% for the first six months of 2005 to 6.80% for the first six months of 2006, due to increasing interest rates in the economy causing both new and adjustable rate mortgages to price and reprice higher. The average balance of loans was largely unchanged as expected payoffs and paydowns were replaced with loans to borrowers continuing to take advantage of relatively low market interest rates to initiate other real estate related purchases. Interest income on loans increased $370,000 for the second quarter of 2006 compared to the second quarter of 2005 due primarily to the increase in the average yield on loans from 6.25% to 6.83% offset by a $6.7 million decrease in average loans receivable over the same period.

Interest earned on other investments and Federal Home Loan Bank stock increased by $111,000 for the six months ended June 30, 2006 compared to the same period in 2005. This was primarily the result of a $2.9 million increase in average balances and an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.59% for the first six months of 2005 to 3.21% over the same period in 2006 due to increasing interest rates in the economy. The increase in the average balance was generally due to funds being reinvested into securities for liquidity purposes. Interest income on other investments and Federal Home Loan Bank stock increased $55,000 for the second quarter of 2006 compared to the second quarter of 2005 due to an increase of $2.3 million in average balances as well as an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.67% for the second quarter of 2005 to 3.35% over the same period in 2006.

Interest expense for the six months ended June 30, 2006 increased $775,000, or 16.87%, over the same period in 2005. This increase was due to a $2.7 million increase in average interest-bearing liabilities as well as an increase in the average rate paid on interest-bearing liabilities from 2.77% for the first six months of 2005 to 3.21% for the first six months of 2006. Interest expense increased $356,000 or 15.16% for the second quarter of 2006 from the same period in 2005 primarily due to an increase in the average rate paid on average interest-bearing liabilities from 2.81% for the three month period in 2005 to 3.26% in 2006, partially offset by a $3.2 million decrease in average interest-bearing liabilities for the three month period in 2006 compared to the same period in 2005.

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

We recorded a $400,000 provision for loan losses for the six months ended June 30, 2006 as a result of our analysis of our current loan portfolios compared to $300,000 for the same period in 2005. The increased provision during 2006 was deemed necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs. During the first six months of 2006 we recorded charge-offs of $558,000 offset by recoveries of $38,000. The $400,000 provision for loan losses for the first six months of 2006 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

At June 30, 2006, non-performing assets, consisting of non-accruing loans, accruing loans 90 or more days delinquent and other real estate owned, totaled $10.4 million compared to $10.6 million at December 31, 2005. In addition to our non-performing assets, we identified $1.7 million in other loans of concern, down slightly from the $2.0 million identified at December 31, 2005, where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms, and may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

Non-Interest Income. Non-interest income for the six months ended June 30, 2006 increased by $273,000 or 25.02% compared to the same period in 2005. This was primarily due to a $386,000 increase in fees on deposit accounts due to our overdraft product in which we may pay overdrafts of up to $500 made by qualified depositors for a $30 per overdraft fee, partially offset by a $64,000 decrease in the gain on the sale of mortgage loans due to a decrease in loans sold and a $49,000 decrease in other income, primarily the result of a $72,000 reserve for possible losses on our overdraft program. Non-interest income for the second quarter of 2006 increased by $95,000 over the same period in 2005, primarily due to a $168,000 increase in fees on deposit accounts due to the introduction of the new overdraft product mentioned above and an offsetting $50,000 decrease in the gain on the sale of mortgage loans in the secondary market and a $23,000 decrease in other income.

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2006 increased $224,000 over the same period in 2005. The major components of this increase included a $142,000 increase in salaries and employee benefits partly due to the payment of incentive awards and the recognition of compensation expense related to the expensing of stock options in accordance with SFAS 123R. Please see Note 1 to the Consolidated Financial Statements as of June 30, 2006 for further discussion of the adoption of SFAS 123R. In addition to increased salaries and employee benefits, the remaining $82,000 increase in other non-interest expenses was mostly due to increased expenses related to foreclosed properties and to a maintenance charge on our overdraft checking program. Non-interest expense for the second quarter of 2006 increased by $51,000 over the same period in 2005, due largely to the factors mentioned above.

Income Tax Expense. Our income tax provision increased by $187,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to increased income. Our income tax provision increased by $53,000 for the second quarter of 2006 despite slightly lower pretax income compared to the same period in 2005 primarily due to the termination of a ten year tax credit for a low income housing project and a decrease in loans on property in a reduced tax enterprise zone.

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

Our liquidity ratios at December 31, 2005 and June 30, 2006 were 6.40% and 6.65%, respectively, compared to a regulatory liquidity base, and 4.87% and 5.10% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments. At June 30, 2006, we had outstanding commitments to originate loans and available lines of credit totaling $51.3 million and commitments to provide funds to complete current construction projects in the amount of $5.4 million. In addition we had commitments to sell $340,000 of fixed-rate residential loans. Certificates of deposit, including brokered deposits, which will mature in one year or less at June 30, 2006 totaled $104.7 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. At June 30, 2006, $69.8 million of our deposits were in brokered deposits, $25.6 million of which will mature in one year or less. These deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $31.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $33.7 million at June 30, 2006 compared to $32.8 million at December 31, 2005, an increase of $840,000 or 2.56%, due primarily to net income of $1.7 million, partially offset by our payment of dividends on common stock and the repurchase of 18,500 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 9.12% at June 30, 2006 compared to 8.81% at December 31, 2005.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2005 and June 30, 2006, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2005 and June 30, 2006 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total risk-based capital (to risk-weighted assets)	$35,499	12.3%	$23,008	8.0%	$28,760	10.0%
Tier I capital (to risk-weighted assets)	32,806	11.4	11,504	4.0	17,256	6.0
Tier I capital (to adjusted total assets)	32,806	8.9	11,070	3.0	18,449	5.0
Tier I capital (to adjusted tangible assets)	32,806	8.9	7,380	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	32,806	8.9	5,535	1.5	N/A	N/A

As of December 31, 2005
Total risk-based capital (to risk-weighted assets)	$34,001	11.7%	$23,187	8.0%	$28,984	10.0%
Tier I capital (to risk-weighted assets)	31,306	10.8	11,594	4.0	17,390	6.0
Tier I capital (to adjusted total assets)	31,306	8.4	11,163	3.0	18,606	5.0
Tier I capital (to adjusted tangible assets)	31,306	8.4	7,442	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	31,306	8.4	5,582	1.5	N/A	N/A

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

Presented below, as of March 31, 2006 and December 31, 2005, is an analysis of our interest rate risk as measured by the effect on NPV caused by instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points, and compared to Board policy limits. The Board Limit column indicates the lowest allowable limits for NPV after each interest rate shock. Assumptions used in calculating the amounts in this table are OTS assumptions. No information is provided for a negative 300 basis point shift in interest rates, due to a low prevailing interest rate environment making such scenarios unlikely.

Change in	Board Limit	At March 31, 2006		At December 31, 2005
Interest Rate	Post-shock	Post-shock	Change	Post-shock	Change
(Basis Points)	NPV Ratio	NPV Ratio	(Basis Points)	NPV Ratio	(Basis Points)

300 bp	6.00%	10.90%	(86) bp	10.16%	(80) bp
200	7.00	11.31	(45)	10.58	(38)
100	8.00	11.63	(13)	10.87	(8)
0	8.00	11.76	--	10.96	--
-100	8.00	11.61	(15)	10.74	(22)
-200	7.00	11.22	(54)	10.31	(65)

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

Management believes that at June 30, 2006 there have been no material changes in Lafayette Savings’ interest rate sensitivity which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented above, from the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of June 30, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Supervisory Agreement between Lafayette Savings and the OTS (the “Agreement”) described in the Form 10-Q for the quarter ended March 31, 2006 was executed on May 15, 2006. See LSB Financial’s report on Form 10-Q for the quarter ended March 31, 2006 for a detailed description of the terms and conditions of the Agreement.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K Report for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan

April 1 - April 30, 2006	4,000	$28.75	4,000	21,717

May 1 - May 31, 2006	6,500	$28.10	6,500	15,217

June 1 - June 30, 2006	---	---	---	---

Total	10,500	$28.35	10,500	15,217
_______________________
1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a plan, announced September 27, 2004, to repurchase 5% of our common stock.

Item 3.	Defaults Upon Senior Securities

None to be reported.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 19, 2006, LSB Financial Corp. held its Annual Meeting of Stockholders (the “Meeting”).

The directors who were elected at the Meeting for a term to expire in 2009, are as follows:

	For	Withheld

James A. Andrew	1,305,310	9,490
Kenneth P. Burns	1,305,290	9,510
Philip W. Kemmer	1,296,178	18,622
Randolph F. Williams	1,293,121	21,679

The directors whose terms continued after the Meeting are as follows: Mary Jo David, Harry A. Dunwoody, Thomas R. McCully, Mariellen M. Neudeck, Peter Neisel and Jeffrey A. Poxon.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date:	August 14, 2006	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date:	August 14, 2006	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification