Form 10-Q
period 2006-09-30
LSB FINANCIAL CORP
filed 2006-11-13
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2006
Common Stock, $.01 par value per share	1,605,644 shares

LSB FINANCIAL CORP.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from banks	$1,413	$1,697
Short-term investments	6,158	7,687
Cash and cash equivalents	7,571	9,384
Available-for-sale securities	14,317	11,611
Loans held for sale	334	---
Total loans	320,930	333,823
Less: Allowance for loan losses	(2,564)	(2,852)
Net loans	318,366	330,971
Premises and equipment, net	6,717	6,813
Federal Home Loan Bank stock, at cost	4,040	4,197
Bank owned life insurance	5,321	2,715
Interest receivable and other assets	9,112	6,973
Total Assets	365,778	372,664

Liabilities and Shareholders’ Equity
Liabilities
Deposits	255,978	265,993
Federal Home Loan Bank advances	73,533	72,033
Interest payable and other liabilities	1,927	1,817
Total liabilities	331,438	339,843

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2006 - 1,605,579 shares, 2005 - 1,625,196 shares	15	15
Additional paid-in-capital	12,239	10,565
Retained earnings	22,148	22,402
Unearned recognition and retention plan (RRP) shares	0	(22)
Unearned ESOP compensation	(12)	(49)
Accumulated other comprehensive loss	(50)	(90)
Total shareholders’ equity	34,340	32,821

Total liabilities and shareholders’ equity	$365,778	$372,664

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans	$5,737	$5,311	$16,866	$15,462
Securities
Taxable	108	87	331	242
Tax-exempt	47	44	144	116
Other	32	27	93	71
Total interest and dividend income	5,924	5,469	17,434	15,891
Interest Expense
Deposits	1,963	1,693	5,804	4,791
Borrowings	869	774	2,396	2,270
Total interest expense	2,832	2,467	8,200	7,061
Net interest income	3,092	3,002	9,234	8,830
Provision for Loan Losses	318	175	718	475
Net Interest Income After Provision for Loan Losses	2,774	2,827	8,516	8,355

Non-interest income
Deposit account service charges and fees	439	468	1,312	955
Net gains on loan sales	63	109	172	271
Gain on sale of securities and assets	7	0	7	11
Other	200	128	582	560
Total non-interest income	709	705	2,073	1,797

Non-interest Expense
Salaries and employee benefits	976	1,128	3,406	3,415
Net occupancy and equipment expense	325	254	905	795
Computer service	112	101	314	327
Advertising	55	114	184	265
Other	614	455	1,613	1,366
Total non-interest expense	2,082	2,052	6,422	6,168

Income Before Income Taxes	1,401	1,480	4,167	3,984
Provision for Income Taxes	534	546	1,564	1,390
Net income	$867	$934	$2,603	$2,594
Basic Earnings Per Share	$0.53	$0.58	$1.62	$1.62
Diluted Earnings Per Share	$0.53	$0.57	$1.61	$1.61
Dividends Declared Per Share	$0.17	$0.15	$0.49	$0.44

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Benefit Plans Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2005	$14	$8,235	$22,304	$(154)	$(6)	$30,393
Comprehensive income
Net income			2,594			2,594
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(40)	(40)
Total comprehensive income						2,554
Dividends on common stock, $0.44 per share			(699)			(699)
Purchase and retirement of stock (27,658 shares)		(668)				(668)
Stock options exercised (93,958 shares)		329				329
Issuance of five percent stock dividend	1	2,228	(2,229)			0
Tax benefit related to stock options exercised		580				580
Amortization of RRP expense				22		22
ESOP shares earned		144		41		185
Balance, September 30, 2005	$15	$10,848	$21,970	$(91)	$(46)	$32,696

Balance, January 1, 2006	15	10,565	22,402	(71)	(90)	32,821
Reclassification of unearned compensation upon adoption of SFAS 123(R)		(22)		22
Comprehensive income
Net income			2,603			2,603
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					40	40
Total comprehensive income						2,643
Dividends on common stock, $0.49 per share			(782)			(782)
Purchase and retirement of stock (22,575 shares)	(1)	(606)				(607)
Stock options exercised (2,548 shares)		38				38
Issuance of five percent stock dividend	1	2,074	(2,075)			0
Amortization of stock option compensation		19				19
Amortization of RRP expense		22				22
ESOP shares earned		149		37		186
Balance, September 30, 2006	$15	$12,239	$22,148	$(12)	$(50)	$34,340

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating Activities
Net income	$2,603	$2,594
Items not requiring (providing) cash
Depreciation	358	273
Provision for loan losses	718	475
Amortization of premiums and discounts on securities	39	29
Federal Home Loan Bank stock dividend	157	(87)
ESOP shares earned	186	185
Gain on sale of loans	(100)	116
Loans originated for sale	(7,362)	(14,721)
Proceeds on loans sold	7,128	15,517
Changes in
Interest receivable and other assets	(2,250)	60
Interest payable and other liabilities	110	1,150
Net cash from operating activities	1,587	5,591

Investing Activities
Purchases of available-for-sale securities	(4,540)	(2,416)
Proceeds from maturities of available-for-sale securities	1,862	289
Net change in loans	11,887	(14,721)
Purchase of premises and equipment	(262)	(319)
Purchase of life insurance policies	(2,500)	0
Net cash from investing activities	6,447	(17,167)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(4,209)	(5,669)
Net change in certificates of deposit	(5,806)	15,108
Proceeds from Federal Home Loan Bank advances	47,500	45,000
Repayment of Federal Home Loan Bank advances	(46,000)	(39,800)
Proceeds from stock options exercised	38	329
Compensation cost of stock options	19	0
Repurchase of stock	(607)	(668)
Dividends paid	(782)	(699)
Net cash from financing activities	(9,847)	13,601

Increase (Decrease) in Cash and Cash Equivalents	(1,813)	2,025
Cash and Cash Equivalents, Beginning of Period	9,384	9,213
Cash and Cash Equivalents, End of Period	$7,571	$11,238

Supplemental Cash Flows Information
Interest paid	8,183	7,108
Income taxes paid	1,375	256

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	72	155

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
September 30, 2006

Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods. All outstanding shares and per share figures have been adjusted to reflect a 5% stock dividend payable by LSB Financial Corp. (the “Company” or “LSB Financial”) to shareholders of record on October 6, 2006. The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2005 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Stock Options: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application method and, as a result, has recorded approximately $19,000 in compensation expense related to vested stock options less estimated forfeitures for the nine month period ended September 30, 2006. Certain other disclosures as required by SFAS 123R have been omitted due to their immaterial nature. Prior to the adoption of SFAS 123R, unearned compensation related to the Recognition and Retention Plan (RRP) shares was classified as a separate component of shareholders' equity. In accordance with SFAS 123R, the balance in unearned compensation on January 1, 2006 was reclassified to additional paid-in capital. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net income as reported	$934	$2,594
Deduct: Stock-based compensation expense determined under fair value based method	(11)	(33)
Pro forma net income	$923	$2,561

Basic earnings per share as reported	$0.58	$1.62
Pro forma basic earnings per share	0.57	1.61
Diluted earnings per share as reported	0.57	1.61
Pro forma diluted earnings per share	0.56	1.60

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Weighted average shares outstanding (excluding unearned ESOP shares)	1,637,872	1,617,728	1,608,551	1,605,588
Shares used to compute diluted earnings per share	1,647,136	1,629,532	1,618,646	1,615,803
Earnings per share	$0.53	$0.58	$1.62	$1.62
Diluted earnings per share	$0.53	$0.57	$1.61	$1.61

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area. Lafayette is the county seat of Tippecanoe County, and West Lafayette is the home of Purdue University. The greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru, Caterpillar, Wabash National and Greater Lafayette Health Services; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; and a growing high-tech presence with the Purdue Research Park. In the past this diversity insulated us from economic downturns, but the slowdowns of the last few years had a noticeable effect on the area. Throughout the 1990s the unemployment rate in Tippecanoe County hovered around 2.09%. Beginning in 2000, however, the unemployment rate reached 4.1% and has stayed in that range since. The unemployment rate at August 2006, the most recent data available, showed unemployment rates of 4.2% for Tippecanoe County and 5.2% for Indiana. An announcement that Toyota intends to build 100,000 Camrys per year in Lafayette starting in 2007 should help the local economic recovery as should the building of two new hospitals.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin, which is the difference between the income generated from loans and the cost of the funding. A major area of concern in the growth of net interest income is the continuing flattening of the yield curve. Short-term rates increased steadily over 2005 and throughout 2006. Long-term rates, however, have remained relatively flat, occasionally falling. Because deposits are generally tied to shorter-term market rates, and loans are generally tied to longer-term rates, the shrinking spread between the two has made it more difficult to maintain desired operating income levels. Our expectation is that short-term rates will continue to rise as the Federal Reserve Board responds to inflation concerns and the growing strength of the economy. Long-term rates have remained low because the purchase of U.S. government bonds has driven up the price of long-term bonds and kept their returns low. Until this situation changes we expect the yield curve to remain fairly flat.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of September 30, 2006. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Our total assets decreased $6.9 million or 1.85% during the nine months from December 31, 2005 to September 30, 2006. Primary components of this decrease were a $12.3 million decrease in net loans receivable including loans held for sale, offset by a $2.6 million increase in bank owned life insurance, a $2.7 million increase in investments and a $2.1 million increase in other assets due mostly to an increase in other real estate owned. Management attributes the decrease in loans primarily to rising interest rates resulting in a decrease in loan origination activity, the expected payoff of several large loans due to a change in property ownership or strategy of the borrowers, and from the transfer of $3.5 million of loans from non-performing status to real estate owned as we gain control of additional foreclosed properties resulting in a $2.6 million increase in other real estate owned. We purchased $2.5 million of additional bank owned life insurance because the tax exempt increase in cash surrender value helps offset our tax burden. We also purchased $3.1 million in mortgage backed securities to help address the decrease in loan volume. Because of decreased funding needs we were able to avoid higher rate deposits and allowed $10.0 million of deposits to run off.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, decreased from $10.6 million at December 31, 2005 to $9.2 million at September 30, 2006. Non-performing loans totaled $4.6 million at September 30, 2006 and consisted of $4.2 million or 93.16% of one- to four-family or multi-family residential real estate loans, $226,000 or 4.96% of loans on land or commercial property, $75,000 of commercial business loans and $10,000 of consumer loans. Non-performing assets also include $4.7 million in foreclosed assets. At September 30, 2006, our allowance for loan losses equaled 0.80% of total loans compared to 0.85% at December 31, 2005. The allowance for loan losses at September 30, 2006 totaled 27.83% of non-performing assets compared to 27.00% at December 31, 2005, and 55.87% of non-performing loans at September 30, 2006 compared to 33.32% at December 31, 2005. Our non-performing assets equaled 2.52% of total assets at September 30, 2006 compared to 2.83% at December 31, 2005. Non-performing assets totaling $1.1 million were charged off in the first nine months of 2006, offset by recoveries of $43,000. These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $32.8 million at December 31, 2005 to $34.3 million at September 30, 2006, an increase of $1.5 million, or 4.63%, primarily as a result of net income of $2.6 million, partially offset by our payment of $782,000 of dividends on common stock, and the repurchase of 22,575 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 9.39% at September 30, 2006 compared to 8.81% at December 31, 2005.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 2006 and September 30, 2005

General. Net income for the nine months ended September 30, 2006 was $2.6 million, an increase of $9,000 or 0.35%, over the nine months ended September 30, 2005. Net income for the quarter ended September 30, 2006 was $867,000, a decrease of $67,000 or 7.17% from the comparable quarter in 2005. The increase for the nine month period was primarily due to a $404,000 increase in net interest income and a $276,000 increase in non-interest income partially offset by a $243,000 increase in the provision for losses, a $254,000 increase in non-interest expenses, and a $174,000 increase in taxes on income. The decrease for the three month period was primarily due to a $143,000 increase in the provision for losses and a $30,000 increase in non-interest expenses partially offset by a $90,000 increase in net interest income.

Net Interest Income. Net interest income for the nine months ended September 30, 2006 increased $404,000, or 4.58%, over the same period in 2005. This increase was primarily due to a 17 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 3.36% for the six months ended September 30, 2005 to 3.53% for the nine months ended September 30, 2006 partially offset by a $1.3 million decrease in interest-earning assets. The increase in net interest margin is primarily the result of an increase in the average rate earned on interest-earning assets from 6.05% for the nine months ended September 30, 2005 to 6.66% for the nine months ended September 30, 2006, offset by an increase in the average rate paid on interest-bearing liabilities from 2.83% for the nine months ended September 30, 2005 to 3.28% for the nine months ended September 30, 2006. Net interest income for the third quarter of 2006 increased $90,000, or 3.00%, compared to the same period in 2005 primarily due to a 19 basis point increase in our net interest margin from 3.39% for the three months ended September 30, 2005 to 3.58% for the nine months ended September 30, 2006. Average interest-earning assets decreased by $9.2 million from the third quarter of 2005 to the third quarter of 2006, with an accompanying $5.7 million decrease in interest-bearing liabilities. The average rate on interest-earning assets increased from 6.18% for the period in 2005 to 6.87% in 2006, while the average rate on interest-bearing liabilities increased from 2.94% to 3.43% over the same period.

Interest income on loans increased $1.4 million, or 9.08%, for the nine months ended September 30, 2006 compared to the same nine months in 2005. This increase was the result of an increase in the average yield on loans from 6.28% for the first nine months of 2005 to 6.92% for the first nine months of 2006, due to increasing interest rates in the economy causing both new and adjustable rate mortgages to price and reprice higher. The decrease in the average balance of loans was due to a tightening of underwriting standards as well as from the movement of loans which had long been in foreclosure as we finally begin to obtain title to the properties through sheriff’s sales or deeds in lieu of foreclosure. Interest income on loans increased $426,000 for the third quarter of 2006 compared to the third quarter of 2005 due primarily to the increase in the average yield on loans from 6.43% to 7.15% offset by a $9.8 million decrease in average loans receivable over the same period.

Interest earned on other investments and Federal Home Loan Bank stock increased by $139,000 for the nine months ended September 30, 2006 compared to the same period in 2005. This was primarily the result of a $2.2 million increase in average balances and an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.63% for the first nine months of 2005 to 3.17% over the same period in 2006 due to increasing interest rates in the economy. The increase in the average balance was generally due to funds being reinvested into securities for liquidity purposes. Interest income on other investments and Federal Home Loan Bank stock increased $29,000 for the third quarter of 2006 compared to the third quarter of 2005 due to an increase of $606,000 in average balances as well as an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 2.67% for the third quarter of 2005 to 3.09% over the same period in 2006.

Interest expense for the nine months ended September 30, 2006 increased $1.1 million, or 16.13%, over the same period in 2005. This increase was due to an increase in the average rate paid on interest-bearing liabilities from 2.83% for the first nine months of 2005 to 3.28% for the first nine months of 2006. Interest expense increased $365,000 or 14.80% for the third quarter of 2006 from the same period in 2005, primarily due to an increase in the average rate paid on average interest-bearing liabilities from 2.94% for the three month period in 2005 to 3.43% in 2006, partially offset by a $5.7 million decrease in average interest-bearing liabilities for the three month period in 2006 compared to the same period in 2005.

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

We recorded a $718,000 provision for loan losses for the nine months ended September 30, 2006 as a result of our analysis of our current loan portfolios compared to $475,000 for the same period in 2005. The increased provision during 2006 was deemed necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs. During the first nine months of 2006 we recorded charge-offs of $1.1 million offset by recoveries of $43,000. The $718,000 provision for loan losses for the first nine months of 2006 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

At September 30, 2006, non-performing assets, consisting of non-accruing loans, accruing loans 90 or more days delinquent and other real estate owned, totaled $9.2 million compared to $10.6 million at December 31, 2005. In addition to our non-performing assets, we identified $5.4 million in other loans of concern, compared to $2.0 million identified at December 31, 2005, where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms, and may result in disclosure of such loans as non-performing assets in the future. Much of this increase is due to loans which had earlier been classified as substandard but had improved their performance enough to be reclassified as loans of concern. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2006 increased by $276,000 or 15.36% compared to the same period in 2005. This was primarily due to a $357,000 increase in fees on deposit accounts due to our overdraft product in which we may pay overdrafts of up to $500 made by qualified depositors for a $30 per overdraft fee, and a $22,000 increase in other income consisting of, among other things, a $39,000 increase in debit card fees, a $33,000 increase in mortgage loan servicing fees, a $39,000 increase in income recognized from bank owned life insurance less an $87,000 increase in reserve for losses and other adjustments on our overdraft program. These increases were partially offset by a $99,000 decrease in the gain on the sale of mortgage loans due to a decrease in loans sold. Non-interest income for the third quarter of 2006 was virtually the same as the same period in 2005, primarily due to a $29,000 decrease in fees on deposit accounts due to the introduction of the new overdraft product mentioned above and a $46,000 decrease in the gain on the sale of mortgage loans in the secondary market offset by a $72,000 increase in other income for similar reasons to those mentioned above.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2006 increased $254,000 over the same period in 2005 due primarily to a $247,000 increase in expenses related to foreclosed properties and to a maintenance charge on our overdraft checking program. Non-interest expense for the third quarter of 2006 increased by $30,000 over the same period in 2005, due to a $159,000 increase in other expenses caused primarily from expenses related to foreclosed properties offset by a $152,000 decrease in salaries caused by a $180,000 decrease in provision for incentive awards and the recognition of compensation expense related to the expensing of stock options in accordance with SFAS 123R. Please see Note 1 to the Consolidated Financial Statements as of September 30, 2006 for further discussion of the adoption of SFAS 123R.

Income Tax Expense.  Our income tax provision increased by $174,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, due partly to increased income and also to the termination of a ten year tax credit for a low income housing project and a decrease in loans on property in a reduced tax enterprise zone. Our income tax provision decreased by $12,000 for the third quarter of 2006 due to slightly lower pretax income compared to the same period in 2005 offset by the factors mentioned above.

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

Our liquidity ratios at December 31, 2005 and September 30, 2006 were 6.40% and 5.65%, respectively, compared to a regulatory liquidity base, and 4.87% and 4.48% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments. At September 30, 2006, we had outstanding commitments to originate loans and available lines of credit totaling $45.2 million and commitments to provide funds to complete current construction projects in the amount of $5.0 million. In addition we had commitments to sell $1.1 million of residential loans. Certificates of deposit which will mature in one year or less at September 30, 2006 totaled $122.2 million. Included in that number are $33.5 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $33.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $34.3 million at September 30, 2006 compared to $32.8 million at December 31, 2005, an increase of $1.5 million or 4.63%, due primarily to net income of $2.6 million, partially offset by our payment of dividends on common stock and the repurchase of 22,575 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 9.39% at September 30, 2006 compared to 8.81% at December 31, 2005.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2005 and September 30, 2006, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2005 and September 30, 2006 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total risk-based capital (to risk-weighted assets)	$35,841	12.3%	$23,366	8.0%	$29,207	10.0%
Tier I capital (to risk-weighted assets)	33,484	11.5	11,683	4.0	17,524	6.0
Tier I capital (to adjusted total assets)	33,484	9.2	10,978	3.0	18,297	5.0
Tier I capital (to adjusted tangible assets)	33,484	9.2	7,319	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,484	9.2	5,489	1.5	N/A	N/A

As of December 31, 2005
Total risk-based capital (to risk-weighted assets)	$34,001	11.7%	$23,187	8.0%	$28,984	10.0%
Tier I capital (to risk-weighted assets)	31,306	10.8	11,594	4.0	17,390	6.0
Tier I capital (to adjusted total assets)	31,306	8.4	11,163	3.0	18,606	5.0
Tier I capital (to adjusted tangible assets)	31,306	8.4	7,442	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	31,306	8.4	5,582	1.5	N/A	N/A

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

Presented below, as of June 30, 2006 and December 31, 2005, is an analysis of our interest rate risk as measured by the effect on NPV caused by instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points, and compared to Board policy limits. The Board Limit column indicates the lowest allowable limits for NPV after each interest rate shock. Assumptions used in calculating the amounts in this table are OTS assumptions. No information is provided for a negative 300 basis point shift in interest rates, due to a low prevailing interest rate environment making such scenarios unlikely.

Change in		Board Limit	At June 30, 2006			At December 31, 2005
Interest Rate		Post-shock	Post-shock	Change		Post-shock	Change
(Basis Points)		NPV Ratio	NPV Ratio	(Basis Points)		NPV Ratio	(Basis Points)

300	bp	6.00%	10.63%	(125	) bp	10.16%	(80	) bp
200		7.00	11.15	(73)		10.58	(38)
100		8.00	11.59	(29)		10.87	(8)
0		8.00	11.88	--		10.96	--
-100		8.00	11.92	4		10.74	(22)
-200		7.00	11.68	(20)		10.31	(65)

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

Management believes that at September 30, 2006 there have been no material changes in Lafayette Savings’ interest rate sensitivity which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented above, from the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of September 30, 2006, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Supervisory Agreement between Lafayette Savings and the OTS (the “Agreement”) described in the Form 10-Q for the quarter ended March 31, 2006 was executed on May 15, 2006. See LSB Financial’s report on Form 10-Q for the quarter ended March 31, 2006 for a detailed description of the terms and conditions of the Agreement.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K Report for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan

July 1 - July 31, 2006	---	---	---	15,217

August 1 - August 31, 2006	3,000	$27.75	3,000	12,217

September 1 - September 30, 2006	---	---	---	12,217

Total	3,000	$27.75	3,000	12,217
_______________________
1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a plan, announced September 27, 2004, to repurchase 5% of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

       None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: November 13, 2006	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification