Form 10-K
period 2006-12-31
LSB FINANCIAL CORP
filed 2007-03-30
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $32,279,466 based on the closing sale price as reported on the NASDAQ National Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2007
Common Stock, $0.01 par value per share	1,595,709 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2006	Parts I and II
Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2007	Part III

Exhibit Index on Page E-1

LSB Financial Corp.
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

PART I
Item 1.  Business

General

LSB Financial Corp. (“LSB Financial” or the “Company”) is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB (“Lafayette Savings”) for the purpose of becoming a thrift institution holding company. Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana. Originally organized in 1869, Lafayette Savings converted to a federal savings bank in 1984. Lafayette Savings’ deposits are insured up to the applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). In February 1995, Lafayette Savings converted to the stock form of organization through the sale and issuance of 1,029,576 shares of its common stock to LSB Financial. LSB Financial’s principal asset is the outstanding stock of Lafayette Savings. LSB Financial presently has no separate operations and its business consists only of the business of Lafayette Savings. References in this Form 10-K to “we,” “us,” and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices. At December 31, 2006, we had total assets of $368.4 million, deposits of $255.3 million and shareholders’ equity of $34.8 million.

Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Our executive offices are located at 101 Main Street, Lafayette, Indiana 47901. Our telephone number at that address is (765) 742-1064.

Market Area

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area. Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University. In addition to the jobs provided by these two major employers, Greater Lafayette has a strong manufacturing sector as well as many high-tech industries attracted to the area by the presence of Purdue University. The Purdue Research Park continues to attract high-tech jobs to the area, housing over 140 companies and employing nearly 2,900 people. Further growth is expected in this area. Tippecanoe County consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate in Tippecanoe County in December 2006 was 3.7% compared to 4.7% for the State of Indiana and 4.3% nationally. This represents an improvement from 2005 when the comparable numbers were 4.6%, 5.3% and 4.9%, respectively.

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

We originate both adjustable rate loans and fixed rate loans. We generally originate adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long-term fixed rate loans. As a result of continued consumer demand for long-term fixed rate loans, we have continued to originate such loans. We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable, without recourse. The sale of these loans results in additional short-term income and improves our interest-rate risk position. We generally retain servicing rights on loans sold to Freddie Mac, but release the servicing rights on loans sold to other third parties. Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single-family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

Our loan officers and certain executive officers in combination with a senior loan officer have approval authority on loans up to $500,000 based on the borrower’s aggregate indebtedness and debt services coverage. Our officers’ loan committee has approval authority on loans up to $1.5 million, also qualified by the borrower’s aggregate indebtedness and debt services coverage. The Board of Directors’ loan committee approves all loans where aggregate debt is over $1.5 million or where debt coverage is below certain minimum thresholds. All loans over $500,000 are approved by the Board of Directors’ loan committee.

At December 31, 2006, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $5.5 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2006, totaled $4.9 million, consisting of a single land development loan, two loans on commercial properties and a single unsecured line of credit. The second largest lending relationship at December 31, 2006 to a single borrower or a group of related borrowers totaled $4.8 million, consisting of a single loan on a commercial property and a loan secured by a one- to four-family residence. The third largest lending relationship to a single borrower or a group of related borrowers totaled $4.8 million, consisting of a single line of credit secured by various residential properties, a single loan on a multi-family property and two unsecured lines of credit, one of which paid off on January 2, 2007. All of these loans were performing in accordance with their terms at December 31, 2006. At December 31, 2006, we had thirty other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2002		2003		2004		2005		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
One- to four-family	$144,086	50.54%	$131,562	45.68%	$140,356	42.95%	$136,982	40.31%	$142,045	43.70%
Multi-family	35,381	12.41	38,045	13.21	40,279	12.33	40,094	11.80	30,160	9.28
Commercial	46,295	16.24	50,906	17.68	70,644	21.62	83,834	24.67	74,710	22.98
Land and land development	11,064	3.88	12,242	4.25	14,306	4.38	17,596	5.18	18,466	5.68
Construction	18,188	6.38	21,389	7.43	21,277	6.51	18,500	5.44	19,228	5.91
Total real estate loans	255,014	89.45	254,144	88.25	286,862	87.79	297,006	87.40	284,609	87.55

Other Loans
Consumer loans:
Home equity	14,716	5.16	17,581	6.11	21,468	6.58	19,786	5.82	16,276	5.01
Home improvement	221	0.08	16	0.01	432	0.13	412	0.12	417	0.13
Automobile	2,234	0.79	2,102	0.73	1,838	0.56	2,029	0.60	2,285	0.70
Deposit account	111	0.04	66	0.02	82	0.03	121	0.04	285	0.09
Other	1,636	0.57	1,765	0.61	251	0.08	272	0.08	267	0.08
Total consumer loans	18,918	6.64	21,530	7.48	24,071	7.37	22,620	6.66	19,530	6.01
Commercial business loans	11,147	3.91	12,310	4.27	15,823	4.84	20,180	5.94	20,935	6.44
Total other loans	30,065	10.55	33,840	11.75	39,894	12.21	42,800	12.60	40,465	12.45
Total loans	285,079	100.00%	287,984	100.00%	326,755	100.00%	339,806	100.00%	325,074	100.00%

Less:
Loans in process	4,914		6,954		5,294		5,508		4,167
Deferred fees and discounts	272		366		439		475		446
Allowance for losses	1,996		3,098		2,095		2,852		2,770
Total loans receivable, net	$277,897		$277,566		$318,927		$330,971		$317,691

The following table shows the composition of our loan portfolio, including loans held for sale, by fixed and adjustable rate at the dates indicated. The one- to four-family fixed rate loans include $3.2 million, $5.7 million and $5.4 million of loans at December 31, 2004, 2005 and 2006, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	December 31,
	2002		2003		2004		2005		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One- to four-family	$45,200	15.85%	$41,284	14.34%	$43,840	13.42%	$41,050	12.08%	$41,105	12.65%
Multi-family	1,658	0.58	3,586	1.24	3,869	1.17	2,934	0.86	2,793	0.86
Commercial	7,913	2.78	6,852	2.38	10,294	3.15	13,893	4.09	10,797	3.32
Construction	4,444	1.56	3,342	1.16	3,221	0.99	2,800	0.82	1,989	0.61
Land and land development	4,478	1.57	8,899	3.09	7,862	2.41	10,629	3.13	7,358	2.26
Total real estate loans	63,693	22.34	63,963	22.21	69,086	21.14	71,306	20.98	64,042	19.70
Consumer	2,915	1.02	2,676	0.93	2,546	0.78	2,814	0.83	3,234	1.00
Commercial business	6,910	2.43	6,678	2.32	9,608	2.94	9,851	2.90	9,372	2.88
Total fixed rate loans	73,518	25.79	73,317	25.46	81,240	24.86	83,971	24.71	96,648	23.58

Adjustable Rate Loans:
Real estate:
One- to four-family	98,886	34.69	90,278	31.35	96,515	29.54	95,931	28.23	100,940	31.05
Multi-family	33,723	11.83	34,459	11.97	36,410	11.14	37,160	10.94	27,367	8.42
Commercial	38,382	13.46	44,054	15.30	60,350	18.47	69,941	20.58	63,913	19.66
Construction	6,620	2.32	8,900	3.09	11,085	3.39	14,797	4.35	16,477	5.07
Land and land development	13,710	4.81	12,490	4.33	13,416	4.11	7,871	2.32	11,870	3.65
Total real estate loans	191,321	67.11	190,182	66.04	217,776	66.65	225,700	66.42	220,567	67.85
Consumer	16,003	5.61	18,854	6.55	21,524	6.60	19,805	5.83	16,296	5.01
Commercial business	4,237	1.49	5,632	1.95	6,215	1.89	10,329	3.04	11,563	3.56
Total adjustable rate loans	211,561	74.21	214,665	74.54	245,515	75.14	255,834	75.29	248,426	76.42
Total loans	285,079	100.00%	287,984	100.00%	326,755	100.00%	339,805	100.00%	325,074	100.00%

Less:
Loans in process	4,914		6,954		5,294		5,508		4,167
Deferred fees and discounts	272		366		439		475		446
Allowance for losses	1,996		3,098		2,095		2,852		2,770
Total loans receivable, net	$277,897		$277,566		$318,927		$330,971		$317,691

The following schedule illustrates the maturities of our loan portfolio at December 31, 2006. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)
2007	$20,538	8.11%	$8,868	8.04%	$2,891	8.48%	$12,055	8.77%	$44,352	5.36%
2008 to 2011	9,785	7.16	13,954	8.44	16,534	8.27	7,006	7.42	47,279	7.96
2012 and following	216,591	6.64	14,873	6.87	105	7.88	1,874	7.42	233,443	6.66
TOTAL	$246,914	6.87%	$37,695	7.72%	$19,530	8.30%	$20,935	8.20%	$325,074	7.07%

(1) Includes one- to four-family, multi-family and commercial real estate loans.

The total amount of loans due to mature after December 31, 2007 which have fixed interest rates is $52.5 million, and which have adjustable or renegotiable interest rates is $228.2 million.

One- to Four-Family Residential Real Estate Lending

Our lending program focuses on the origination of permanent loans secured by mortgages on owner-occupied, one- to four-family residences. We also originate loans secured by non-owner occupied, one- to four-family residences. Substantially all of these loans are secured by properties located in our primary market area. We originate a variety of residential loans, including conventional 15- and 30-year fixed rate loans, fixed rate loans convertible to adjustable rate loans, adjustable rate loans and balloon loans.

Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one-, three- or five-year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one-, three- or five-year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% annual adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. We generally retain adjustable rate loans in our portfolio pursuant to our asset/liability management strategy. Five-year adjustable rate mortgage loans represented $12.2 million, three-year adjustable rate mortgage loans represented $74.2 million and one-year adjustable rate mortgage loans represented $4.5 million of our adjustable rate mortgage loans at December 31, 2006. We also offer a floating rate mortgage loan based on national prime rate, generally on non-owner-occupied residential loans. These loans represented $4.7 million of our adjustable rate mortgage loans at December 31, 2006.

We offer fixed rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed rate loans with terms over 15 years. Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value. At December 31, 2006, we had $1.0 million in loans held for sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K. Interest rates charged on these fixed rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

We also offer 30-year fixed rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term. Of these, $5.4 million have less than three years to their adjustment date and are included in adjustable rate loans.

We had $89.1 million in non-owner occupied one- to four-family residential loans at December 31, 2006. These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed rate, adjustable rate and convertible rate loans, with terms of up to 30 years.

We originate residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied residential loans and up to 80% for non-owner occupied residential loans. We require private mortgage insurance in an amount intended to reduce our exposure to 80% or less of the lesser of the purchase price or appraised value of the underlying collateral. We occasionally originate FHA loans in excess of 95% loan-to-value, all of which are sold, with the servicing rights released, to a third party.

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

Permanent multi-family and commercial real estate loans are originated as three-year and five-year adjustable rate loans with up to a 24-year amortization. To a substantially lesser extent, such loans are originated as fixed rate or balloon loans or at a floating rate based on national prime rate, at terms up to 15 years. The adjustable rate loans are tied to an index based on the weekly average of the three-year or five-year U.S. Treasury rate, respectively, plus a stated margin over the index. Multi-family loans and commercial real estate loans have been written in amounts of up to 80% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

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

Construction, Land and Land Development Lending

We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2006, substantially all of these loans were secured by property located within our primary market area.

Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are fixed rate loans, with interest rates higher than those we offer on one- to four-family loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2006, we had $5.4 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed rate for the loan term. We limit builders to one home construction loan at a time, but would consider requests for more than one if the homes are presold. At December 31, 2006, we had $6.5 million of construction loans to builders of one- to four-family residences.

We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase. At December 31, 2006, we had $7.3 million of loans to finance the construction of multi-family dwellings and commercial projects.

We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to national prime. The maximum loan-to-value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as revolving lines of credit with maturities of generally two years or less. At December 31, 2006, we had $14.8 million of development loans to builders. We also make land acquisition loans. At December 31, 2006, we had $3.7 million in loans secured by land.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers. The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, which is the land plus the building. At December 31, 2006, our largest construction and development loan was a development loan for a mixed use project for $2.6 million.

Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences. Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. We had one non-performing construction and development loan totaling $93,000 at December 31, 2006.

Consumer Lending

We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans, which totaled $16.3 million or 5.0% of the total loan portfolio at December 31, 2006. We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 90% of the appraised value of the property, with a five-year term and minimum monthly payment requirement of interest only. At December 31, 2006, we had $18.4 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2006, we had $4.0 million of unsecured loans and lines of credit outstanding (with $2.7 million of unused credit available) and $8.8 million of loans and lines of credit (with $1.4 million of unused credit available) secured by inventory or accounts receivable, small business equipment and vehicles. We also had $1.1 million of unused credit available on letters of credit.

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

Loan Originations, Purchases and Sales

Real estate loans are originated by our staff of salaried loan officers and our residential mortgage loan originators who receive applications from existing customers, walk-in customers, and referrals from realtors. While we originate both adjustable rate and fixed rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by the interest rate environment. Currently, the majority of conforming fixed rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market. Based on our interest-rate risk considerations, we occasionally will keep fixed rate residential mortgage loans in our portfolio to generate income and to be available for substitution in the event a loan committed for sale fails to close as expected. These loans are sold either to Freddie Mac while we retain the servicing rights, or to ABN Amro with servicing released. These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of our asset/liability management program.

When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. We serviced mortgage loans for others totaling $148.8 million at December 31, 2006.

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

The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans include $2.2 million, $1.3 million and $1.5 million of loans originated during 2004, 2005 and 2006 respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2004	2005	2006
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$23,355	$17,065	$14,408
- multi-family	7,857	4,734	1,027
- commercial	22,547	17,575	14,156
- construction, land and land development	22,377	17,864	17,896
Non-real estate - consumer	6,703	224	3,105
- commercial business	3,821	4,243	8,651
Total adjustable rate	86,660	61,705	59,243
Fixed rate:
Real estate - one- to four-family	39,640	25,300	25,932
- multi-family	1,229	450	653
- commercial	5,355	10,577	7,610
- construction, land and land development	18,330	15,922	8,904
Non-real estate - consumer	2,096	2,614	2,435
- commercial business	8,204	6,609	5,708
Total fixed rate	74,855	61,472	51,242
Total loans originated	161,515	123,177	110,485
Purchases:
Total loans purchased	2,267	1,958	403
Total mortgage-backed securities purchased	---	---	5,547
Total purchases	2,267	1,958	5,950

Sales and Repayments:
Real estate - one- to four-family	28,966	19,193	16,645
- multi-family	---	333	---
- commercial	---	3,368	1,000
Total loans sold	28,966	22,894	17,645
Principal repayments	94,695	88,367	107,805
Total loans sold and repayments	123,661	111,261	125,450
Mortgage-backed securities:
Principal repayments	519	355	411
Increase (decrease) in other items, net	230	153	(150)
Net increase (decrease)	$39,832	$13,672	$(9,576)

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

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2006, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	25	$1,985	1.40%	100	$6,811	4.80%	125	$8,796	6.19%
Multi-family	1	131	0.43	1	328	1.09	2	458	1.52
Commercial	3	1,103	1.48	1	267	0.36	4	1,370	1.83
Construction and land development	4	612	1.62	2	61	0.16	6	673	1.78
Consumer	2	8	0.04	2	41	0.21	4	49	0.25
Commercial Business	3	36	0.17	1	3	0.01	4	39	0.19
Total	38	$3,875	1.19%	107	$7,511	2.31%	145	$11,385	3.50%

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

	December 31,
	2002	2003	2004	2005	2006
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$2,417	$2,146	$2,863	$5,309	$6,851
Multi-family	137	0	0	841	328
Commercial real estate	173	102	501	1,652	---
Construction and land development	258	1,307	547	547	93
Consumer	93	69	34	76	89
Commercial business	232	104	262	8	3
Total	3,310	3,728	4,207	8,432	7,364

Accruing loans delinquent more than 90 days:
One- to-four-family	---	456	484	127	147
Commercial real estate	---	62	---	---	---
Total	---	518	484	127	147

Foreclosed assets:
One- to four-family	79	167	742	1,366	2,228
Commercial real estate			102	331	1,709
Construction or development	163	163	387	300	232
Consumer	37	---	---	7	---
Commercial business	---	10	---	---	---
Total	279	340	1,231	2,003	4,169

Total non-performing assets	$3,589	$4,586	$5,922	$10,563	$11,680
Total as a percentage of total assets	1.12%	1.44%	1.67%	2.83%	3.17%

Total assets	$319,096	$319,272	$355,045	$372,664	$368,400

For the year ended December 31, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $494,000, none of which was included in interest income.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2006, there was also an aggregate of $21.8 million in net book value of loans with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) 92 loans to six borrowers who each had an average of 15 one- to four-family rental properties with a total outstanding balance of $6.4 million, where management has concerns about the ability of the borrowers to keep the rental properties leased and about the cash flow of the borrowers; (ii) a land development loan to a single borrower with an outstanding balance of $2.5 million, where management has concerns about the scheduled take-down of the lots; and (iii) four commercial business loans to a single borrower with an outstanding balance of $2.0 million, secured by various types of collateral, where management has concerns about the cash flow of the borrower.

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

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2006, we had classified $17.4 million of our loans as substandard, $4 million as doubtful and none as loss. At December 31, 2006, we had designated $4.6 million in loans as special mention.

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

Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk. These categories include loans on: one- to four-family owner-occupied properties, one- to four-family non-owner-occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, second mortgages and home equity loans, unsecured commercial business loans, secured commercial business loans, and consumer loans. Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, and economic trends affecting our market. Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in Thousands)

Balance at beginning of period	$1,432	$1,996	$3,098	$2,095	$2,852

Charge-offs:
One- to four-family	15	---	566	218	585
Commercial real estate	---	---	---	16	274
Construction or development	75	---	876	184	278
Consumer	56	84	76	52	4
Commercial business	--	45	2	22	8
Total charge-offs	146	129	1,520	492	1,149
Recoveries:
One- to four-family	3	---	---	---	---
Construction or development	---	---	3	42	46
Consumer	7	6	11	7	3
Commercial business	---	---	3	---	---
Total recoveries	10	6	17	49	49

Net charge-offs	136	123	1,503	443	1,100
Additions charged to operations	700	1,225	500	1,200	1,018
Balance at end of period	$1,996	$3,098	$2,095	$2,852	$2,770

Net charge-offs to average loans outstanding	0.05%	0.05%	0.50%	0.13%	0.34%

Allowance for loan losses to non-performing assets	55.61%	67.55%	35.37%	26.99%	23.72%

Allowance for loan losses to net loans at end of period	0.72%	1.12%	0.66%	0.86%	0.87%

The allocation of our allowance for losses on loans, including loans held for sale, at the dates indicated is summarized as follows:

	At December 31,
	2002			2003			2004			2005			2006
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate:
One- to four-family	$698	$144,086	50.54%	$815	$131,562	45.68%	$470	$140,355	42.95%	$636	$136,981	40.31%	$1,201	$142,045	43.70%
Multi-family	180	35,381	12.41	225	38,045	13.21	211	40,279	12.33	219	40,094	11.80	116	30,160	9.28
Commercial real estate	325	46,295	16.24	500	50,906	17.68	586	70,644	21.62	620	83,834	24.67	459	74,710	22.98
Land and land development	362	11,064	3.88	372	12,242	4.25	253	14,306	4.38	354	17,596	5.18	390	18,466	5.68
Construction	33	18,188	6.38	651	21,389	7.43	162	21,277	6.51	192	18,500	5.44	260	19,228	5.91
Consumer	193	18,918	6.64	145	21,530	7.48	155	24,071	7.37	171	22,620	6.66	126	19,530	6.01
Commercial business	163	11,147	3.91	107	12,310	4.27	143	15,823	4.84	363	20,180	5.94	120	20,935	6.44
Unallocated	42	---	---	283	---	---	114	---	---	297	---	---	98	---	---
Total	$1,996	$285,079	100.00%	$3,098	$287,984	100.00%	$2,094	$326,755	100.00%	$2,852	$339,805	100.00%	$2,770	$325,074	100.00%

Investment Activities

We must maintain minimum levels of securities that qualify as liquid assets under the OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2006 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 6.09%. Our level of liquidity is a result of management’s asset/liability strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” and “- Liquidity and Capital Resources” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

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

The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2006, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our shareholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2004		2005		2006
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Debt securities:
Federal agency obligations	$2,345	21.49%	$4,480	29.79%	$3,159	21.96%
Municipal bonds	4,458	40.85	6,361	42.30	7,228	50.25
Subtotal	6,803	62.34	10,841	72.09	10,387	72.21

Other:
Federal Home Loan Bank stock	4,110	37.66	4,197	27.91	3,997	27.79
Total debt securities and Federal Home Loan Bank stock	$10,913	100.00%	$15,038	100.00%	14,384	100.00%

Average remaining life of debt securities	3.83 years		3.52 years		4.30 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$6,818	100.00%	$7,687	100.00%	$8,336	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$307	26.85%	$234	30.35%	$3,101	52.31%
Freddie Mac certificates	837	73.15%	536	69.65%	2,828	47.69%
Total mortgage-backed securities	$1,144	100.00%	$770	100.00%	5,929	100.00%

The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2006. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2006, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2006
	Less than 1 year	1 to 5 Years	5 to 10 Years		Over 10 Years		Total Investment Securities
	(Dollars in Thousands)

Federal agency obligations	$2,159	$1,000	$	---	$	---	$3,159
Municipal bonds	781	2,819		2,256		1,372	7,228
Fannie Mae certificates	---	188		---		2,913	3,101
Freddie Mac certificates	344	52		---		2,432	2,828
Total investment securities	$3,284	$4,059		$2,256		$6,717	$16,316

Weighted average yield	3.74%	4.71%		5.60%		5.30%	4.66%

Sources of Funds

General. Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

Deposits. We offer a variety of deposit accounts. Our deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts. In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs. Brokered deposits at December 31, 2006 totaled $65.6 million. We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. Based on our experience, we believe that our savings, interest- and non-interest-bearing checking accounts are relatively stable sources of deposits. However, our ability to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2004	2005	2006
	(Dollars in Thousands)

Opening balance	$225,485	$256,631	$265,993
Deposits	1,190,435	1,188,778	1,165,305
Withdrawals	(1,163,515)	(1,184,682)	(1,182,612)
Interest credited	4,226	5,266	6,618

Ending balance	$256,631	$265,993	$255,304

Net increase (decrease)	$31,146	$9,362	$(10,689)

Percent increase (decrease)	13.81%	3.65%	(4.02)%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2004		2005		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Noninterest-bearing	$16,502	6.43%	$18,401	6.91%	$18,358	7.18%
Savings accounts (0.50% - 0.75% at December 31, 2006)	18,775	7.31	18,633	7.00	18,764	7.34
NOW Accounts (0.00% - 0.50% at December 31, 2006)	29,550	11.51	26,977	10.13	25,881	10.12
Money Market Accounts (1.0% - 4.40% at December 31, 2006)	18,393	7.16	13,099	4.92	12,273	4.80
Total Non-Certificates	83,220	32.41	77,110	28.96	75,276	29.44

Certificates:

0.00 - 1.99%	38,599	15.04	4,727	1.78	642	0.25
2.00 - 3.99%	103,810	40.43	125,744	47.23	90,877	35.55
4.00 - 5.99%	30,876	12.02	58,395	21.93	88,493	34.62
6.00 - 7.99%	126	0.05	17	0.00	17	0.01
Total certificates	173,411	67.53	188,883	70.94	180,029	70.43
Accrued interest	157	0.06	266	0.10	323	0.13
Total deposits	$256,788	100.00%	$266,259	100.00%	255,628	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2006.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%		Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2007	$347	$26,873	$8,400	$	---	$35,620	19.79%
June 30, 2007	225	15,863	16,014		---	32,102	17.83
September 30, 2007	70	16,391	19,625		---	36,086	20.04
December 31, 2007	---	4,761	22,664		---	27,425	15.23
March 31, 2008	---	12,196	1,389		---	13,585	7.55
June 30, 2008	---	3,372	4,559		---	7,931	4.41
September 30, 2008	---	2,473	6,682		---	9,155	5.09
December 31, 2008	---	2,954	1,743		---	4,697	2.61
March 31, 2009	---	2,216	4,112		---	6,328	3.52
June 30, 2009	---	705	32		---	737	0.41
September 30, 2009	---	661	267		---	928	0.52
December 31, 2009	---	724	232		---	956	0.53
Thereafter	---	1,688	2,774		17	4,479	2.49

Total	$642	$90,877	$88,493		$17	$180,029	100.00%

Percent of total	0.36%	50.48%	49.15%		0.01%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2006.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000, excluding public funds	$15,975	$18,262	$23,648	$19,963	$77,848
Certificates of deposit of $100,000 or more, excluding public funds	18,974	13,792	35,651	27,714	96,132
Public funds	670	48	4,212	1,120	6,049
Total certificates of deposit	$35,619	$32,103	$63,511	$48,796	$180,029

Borrowings. Our other available sources of funds include borrowings from the Federal Home Loan Bank of Indianapolis and other borrowings. As a member of the Federal Home Loan Bank of Indianapolis, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for borrowings from the Federal Home Loan Bank. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and the programs have a range of maturities. The Federal Home Loan Bank of Indianapolis may prescribe the acceptable uses for these funds, as well as limitations on the size of the borrowings and repayment provisions.

We utilize Federal Home Loan Bank borrowings as part of our asset/liability management strategy in order to extend the maturity of our liabilities in a cost-effective manner. We may be required to pay a commitment fee upon application and may be subject to a prepayment fee if we prepay the advance. See Note 8 of the Notes to the Consolidated Financial Statements contained in the Annual Report to Shareholders attached as Exhibit 13 to this Form 10-K.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2004	2005	2006
	(Dollars in Thousands)

Maximum Balance Federal Home Loan Bank Advances	$72,351	$74,008	$76,618
Average Balance Federal Home Loan Bank Advances	67,965	70,906	70,513

The following table sets forth certain information as to the Federal Home Loan Bank advances at the dates indicated.

	Year Ended December 31.
	2004	2005	2006
	(Dollars in Thousands)

Federal Home Loan Bank Advances	$66,808	$72,033	$76,618
Weighted average interest rate of Federal Home Loan Bank Advances	4.50%	4.39%	4.96%

Subsidiaries and Other Activities

Lafayette Savings owns a service corporation, L.S.B. Service Corporation. In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10-year commitment totaling $500,000. During 2006, L.S.B. Service Corporation received a $5,000 tax credit related to its investment in the project and recorded net losses of $525. At December 31, 2006, our total investment in L.S.B. Service Corporation was $512,000.

Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996. Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997. At December 31, 2006, our total investment in Lafayette Insurance and Investments, Inc. was $23,000. During 2002, Lafayette Insurance and Investments, Inc. became inactive and remained so in 2006.

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

There are 21 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market and mortgage loans in Tippecanoe County to be approximately 14%.

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

Insurance of Deposits. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February 2006, has resulted in significant changes to the federal deposit insurance program:

•	Effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”)

•	The current $100,000 deposit insurance coverage is subject to adjustment for inflation beginning in 2010 and every succeeding five years
•	Deposit insurance coverage for individual retirement accounts and certain other retirement accounts has been increased from $100,000 to $250,000 and also will subject to adjustment for inflation
     Pursuant to the Reform Act, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio. On November 2, 2006, the FDIC adopted final regulations that set the designated reserve ratio for the DIF at 1.25% beginning January 1, 2007.

Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. In 2006, the Bank received a one-time credit of $163,379 against future assessments.

Also on November 2, 2006, the FDIC adopted final regulations that establish a new risk-based premium system. Under the new system,  the FDIC will evaluate each institution's risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessments will be based on the insured institution's ranking in one of four risk categories. Effective January 1, 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven cents for every $100 of domestic deposits. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 cents, respectively. An increase in assessments could have a material adverse effect on the Company’s earnings.

FDIC-insured institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. For the quarter ended December 31, 2006, the FICO assessment rate was equal to 1.24 cents for each $100 in domestic deposits maintained at an institution.

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

Lafayette Savings’ general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2006, our lending limit under this restriction was $5.5 million.

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

Tier 1 capital generally consists of common stockholders’ equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2006, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $1.2 million.

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

To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2006, Lafayette Savings qualified as well capitalized, with a leverage ratio of 9.2%, a Tier 1 risk-based capital ratio of 12.1% and a total risk-based capital ratio of 13.0%. The OTS may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

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

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2006, Lafayette Savings met the test.

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

USA PATRIOT Act of 2001. On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 (the “PATRIOT Act”). The PATRIOT Act, among other things, is intended to strengthen the ability of U.S. law enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. We do not anticipate that these changes will materially affect our operations.

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

Other Recent Legislative Developments. The Securities and Exchange Commission in 2006 adopted significant changes to its proxy statement disclosure rules relating to executive compensation. Among other things, several tables, more detailed narrative disclosures, and a new compensation discussion and analysis section are required in proxy statements. These changes have required and will require a significant commitment of managerial resources and will result in increased costs to us which could adversely affect results of operations, or cause fluctuations in results of operations, in the future.

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

A portion of our reserves for losses on loans which are presented on the statement of financial condition of retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2006, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million. We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting. We have not been audited by the IRS during the last five fiscal years.

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

Employees

At December 31, 2006, we had a total of 96 employees, including 7 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

We are subject to interest-rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets. Rising rates generally increase borrower preference for variable rate products which we typically keep in our portfolio. Additionally, existing adjustable rate loans can be expected to reprice to higher rates, both of which could be expected to have a favorable impact on interest income. Alternatively, continuing low interest rates could have a negative impact on our interest income as new loans are put on the books at comparatively low rates and our existing adjustable rate loans reprice to lower rates.

While we attempt to adjust our asset/liability mix in order to limit the magnitude of interest-rate risk, interest-rate risk management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. Further discussion of interest-rate risk can be found under the caption “Asset/Liability Management” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not have to increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected if circumstances differ substantially from assumptions used with respect to such factors. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

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

We are subject to extensive regulation which limits the manner and scope of our business activities.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect our business operations and the availability, growth and distribution of Lafayette Savings’ investments, borrowings and deposits. In addition, the OTS periodically conducts examinations of LSB Financial and Lafayette Savings and may impose various requirements or sanctions. See “Regulation” in the description of our Business in Item 1 above for detailed information on the laws and regulations to which we are subject.

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

One of the greatest risks facing lenders is credit risk, that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. At December 31, 2006, $123.4 million, or 37.94%, of our total loan portfolio consisted of multi-family, commercial real estate and land development loans. Multi-family, commercial real estate and land development loans generally involve a greater degree of credit risk than one- to four-family loans because they typically have large balances and are more affected by adverse conditions in the economy. Because payments on land development loans, loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

At December 31, 2006, $20.9 million, or 6.44%, of our total loan portfolio consisted of commercial loans. Commercial loans generally have greater credit risk than residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans also typically have much larger loan balances than residential mortgage loans.

At December 31, 2006, $19.5 million, or 6.01%, of our total loan portfolio consisted of consumer loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.   Properties

We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana. We own our main office and three branch offices. The fourth branch office is leased with the term of the lease expiring in 2009. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2006 was approximately $6.8 million. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

We maintain an on-line database of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2006 was $323,000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

Item 4.5   Executive Officers of the Registrant

The executive officers of LSB Financial are identified below. The executive officers are elected annually by the Board of Directors of LSB Financial.

Randolph F. Williams (age 58). Mr. Williams is President and Chief Executive Officer of LSB Financial and its wholly-owned subsidiary, Lafayette Savings. Mr. Williams was appointed to the Board of Directors of LSB Financial in September 2001. He was appointed President of LSB Financial in September 2001 and Chief Executive Officer in January 2002. Mr. Williams served as President and Chief Operating Officer of Delaware Place Bank in Chicago, Illinois from 1996 until joining LSB Financial. Mr. Williams has over 25 years of banking-related experience.

Mary Jo David (age 57). Ms. David is Vice President, Chief Financial Officer and Secretary of LSB Financial and Lafayette Savings. She has held these positions with the Company since its formation in 1994 and with Lafayette Savings since 1992 and was elected a Director of LSB Financial and Lafayette Savings in 1999.

Harry A. Dunwoody (age 60). Mr. Dunwoody has served as Senior Vice President of Lafayette Savings since 1989 and was elected as a Director of the Bank in 1993. He has held the same positions with the Company since its formation in 1994. He is responsible for residential and consumer lending originations for the bank.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933. Additionally, pages 59-60 of our 2006 Annual Report to Shareholders attached to this document as Exhibit 13 is incorporated herein by reference. In addition, the “Equity Compensation Plan Information” contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

(b) We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-K.

(c) The following table sets forth the number and price paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
October 1 - October 31, 2006	--	--	--	12,217
November 1 - November 30, 2006	3,000	$25.40	3,000	9,217
December 1 - December 31, 2006	--	--	--	--

Total	3,000	$25.40	3,000	9,217

1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a plan, announced September 27, 2004, to repurchase 5% of our common stock.

Item 6.   Selected Financial Data

The material under the heading “Selected Financial Information” on pages 2 and 3 of our 2006 Annual Report to Shareholders attached to this document as Exhibit 13 is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 4 through 25 of our 2006 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Pages 19 and 20 of our 2006 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Pages 25 and 28 through 55 of our 2006 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2006 (the “Evaluation Date”), was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of the Evaluation Date are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with our evaluation of controls that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this 10-K, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning LSB Financial directors is incorporated herein by reference to the sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2007 under the caption “Proposal I - Election of Directors.” Information concerning LSB Financial executive officers is included in Item 4.5 in Part I of this Form 10-K and is incorporated herein by reference.

The information relating to corporate governance required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2007 under the caption “Corporate Governance.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2007 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” incorporated herein by reference.

LSB Financial has a written code of ethics that applies to all of our directors, officers and employees. The code of ethics is available on our website at www.lsbank.com.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2007 with the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2007 with the caption “Principal Holders of Common Stock.”

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	43,575(2)	18.34 (3)	0
Equity compensation plans not approved by security holders	---	---	---

(1) LSB Financial Corp.’s 1995 Stock Option and Incentive Plan terminated on August 22, 2005 so no further options may be granted under the Stock Option and Incentive Plan. LSB Financial Corp.’s Recognition and Retention Plan terminated by its terms on August 22, 2005, so no further awards may be made under the Recognition and Retention Plan.
(2) Includes 43,575 shares under LSB Financial Corp.’s Stock Option and Incentive Plan and no shares under LSB Financial Corp.’s Recognition and Retention Plan.
(3) The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the Recognition and Retention Plan have no exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence and certain relationships and transactions is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2007 with the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2007 with the captions “Accountants” and “Accountant’s Fees.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

Annual Report Page No(s).
Financial Statements:
Report of BKD, LLP, Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets at December 31, 2006 and 2005	28
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	29
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	30
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	31
Notes to Consolidated Financial Statements	32-55

Financial Statement Schedules: All schedules are omitted as the required information either is not applicable or is included in the consolidated financial statements or related notes.

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP.

Date:	3/26/07	By:	/s/ Randolph F. Williams
Randolph F. Williams, President,
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck		/s/ Randolph F. Williams
Mariellen M. Neudeck, Chairman of the Board		Randolph F. Williams, President, Chief
Executive Officer and Director
(Principal Executive and Operating Officer)

Date:	3/29/07	Date:	3/26/07

/s/ Harry A. Dunwoody		/s/ James A. Andrew
Harry A. Dunwoody, Senior Vice President and Director		James A. Andrew, Director

Date:	3/27/07	Date:	3/27/07

/s/ Philip W. Kemmer		/s/ Peter Neisel
Philip W. Kemmer, Director		Peter Neisel, Director

Date:	3/27/07	Date:	3/27/07

/s/ Jeffrey A. Poxon		/s/ Thomas R. McCully
Jeffrey A. Poxon, Director		Thomas R. McCully, Director

Date:	3/27/07	Date:	3/27/07

/s/ Mary Jo David		/s/ Kenneth P. Burns
Mary Jo David, Vice President, Chief		Kenneth P. Burns, Director
Financial Officer, Secretary-Treasurer and Director
(Principal Financial and Accounting Officer)

Date:	3/29/07	Date:	3/27/07

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
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
10.1*
Registrant’s 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25070), is incorporated herein by reference.

10.2*
Registrant’s 1995 Recognition and Retention Plan, filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25070), is incorporated herein by reference.

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

13	Annual Report to Shareholders for the Year Ended December 31, 2006.
21	Subsidiaries of Registrant.
23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

E-1

31.1	Rule 13a - 14(a) Certification (Chief Executive Officer).

31.2	Rule 13a - 14(a) Certification (Chief Financial Officer).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.

E-2