Form 10-Q
period 2007-03-31
LSB FINANCIAL CORP
filed 2007-05-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2007
Common Stock, $.01 par value per share	1,595,999 shares

LSB FINANCIAL CORP.

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$1,511	$1,391
Short-term investments	7,708	8,336
Cash and cash equivalents	9,219	9,727
Available-for-sale securities	14,407	16,316
Loans held for sale	801	992
Total loans	314,475	319,469
Less: Allowance for loan losses	(2,876)	(2,770)
Net loans	311,599	316,699
Premises and equipment, net	6,891	6,600
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	5,438	5,381
Interest receivable and other assets	9,269	8,688
Total Assets	361,621	368,400

Liabilities and Shareholders’ Equity
Liabilities
Deposits	254,151	255,304
Federal Home Loan Bank advances	70,118	76,618
Interest payable and other liabilities	2,124	1,638
Total liabilities	326,393	333,560

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2007 - 1,595,999 shares, 2006 - 1,603,209 shares	15	15
Additional paid-in-capital	12,122	12,227
Retained earnings	23,082	22,623
Accumulated other comprehensive gain (loss)	9	(25)
Total shareholders’ equity	35,228	34,840

Total liabilities and shareholders’ equity	$361,621	$368,400

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2007	2006
Interest and Dividend Income
Loans	$5,580	$5,602
Securities
Taxable	164	104
Tax-exempt	58	49
Other	67	31
Total interest and dividend income	5,869	5,786
Interest Expense
Deposits	2,026	1,899
Borrowings	876	766
Total interest expense	2,902	2,665
Net Interest Income	2,967	3,121
Provision for Loan Losses	250	150
Net Interest Income After Provision for Loan Losses	2,717	2,971

Non-interest Income
Deposit account service charges and fees	406	424
Net gains on loan sales	42	51
Gain on sale of securities and assets	0	0
Other	252	187
Total non-interest income	700	662

Non-interest Expense
Salaries and employee benefits	1,190	1,287
Net occupancy and equipment expense	314	290
Computer service	121	98
Advertising	41	58
Other	523	483
Total non-interest expense	2,189	2,216

Income Before Income Taxes	1,228	1,417
Provision for Income Taxes	449	509
Net Income	$779	$908
Basic Earnings Per Share	$0.49	$0.56
Diluted Earnings Per Share	$0.48	$0.56
Dividends Declared Per Share	$0.20	$0.17

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Benefit Plans Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2006	15	10,565	22,402	(71)	(90)	32,821
Reclassification of unearned compensation upon adoption of SFAS 123(R)		(22)		22
Comprehensive income
Net income			908			908
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(7)	(7)
Total comprehensive income						901
Dividends on common stock, $0.17 per share			(264)			(264)
Purchase and retirement of stock (8,000 shares)		(226)				(226)
Amortization of stock option compensation		6				6
Amortization of RRP expense		7				7
ESOP shares earned		52		13		65
Balance, March 31, 2006	$15	$10,382	$23,046	$(36)	$(97)	$33,310

Balance, January 1, 2007	15	12,227	22,623		(25)	34,840
Comprehensive income
Net income			779			779
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					34	34
Total comprehensive income						813
Dividends on common stock, $0.20 per share			(320)			(320)
Purchase and retirement of stock (7,500 shares)		(113)				(113)
Stock options exercised (290 shares)		4				4
Amortization of stock option compensation		4				4
Balance, March 31, 2007	$15	$12,122	$23,082	$0	$9	$35,228

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating Activities
Net income	$779	$908
Items not requiring (providing) cash
Depreciation	127	117
Provision for loan losses	250	150
Amortization of premiums and discounts on securities	4	15
ESOP shares earned	---	65
Gain on sale of loans	38	25
Loans originated for sale	(238)	(2,704)
Proceeds on loans sold	391	2,679
Amortization of stock options	4	6
Changes in
Interest receivable and other assets	(661)	(1,536)
Interest payable and other liabilities	486	97
Net cash from operating activities	1,180	(178)

Investing Activities
Purchases of available-for-sale securities	(861)	(997)
Proceeds from maturities of available-for-sale securities	2,823	566
Net change in loans	4,850	4,515
Purchase of premises and equipment	(418)	(71)
Net cash from investing activities	6,394	4,013

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	4,918	1,144
Net change in certificates of deposit	(6,071)	4,876
Proceeds from Federal Home Loan Bank advances	5,500	11,500
Repayment of Federal Home Loan Bank advances	(12,000)	(19,000)
Proceeds from stock options exercised	4	---
Repurchase of stock	(113)	(226)
Dividends paid	(320)	(264)
Net cash from financing activities	(8,082)	(1,970)

Increase (Decrease) in Cash and Cash Equivalents	(508)	1,865
Cash and Cash Equivalents, Beginning of Period	9,727	9,384
Cash and Cash Equivalents, End of Period	$9,219	$11,249

Supplemental Cash Flows Information
Interest paid	3,030	2,743
Income taxes paid	400	400

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	4	35

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
March 31, 2007

    Note 1 - General

    The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods. All outstanding shares and per share figures have been adjusted to reflect a 5% stock dividend payable by LSB Financial Corp. (the “Company” or “LSB Financial”) to shareholders of record on October 6, 2006. The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2006 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

    Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Stock Options: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application method and, as a result, has recorded approximately $4,000 in compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2007.

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

	Three months ended March 31,
	2007	2006
Weighted average shares outstanding	1,602,174	1,618,003
Shares used to compute diluted earnings per share	1,612,091	1,629,588
Earnings per share	$0.49	$0.56
Diluted earnings per share	$0.48	$0.56

    Note 4 - Future Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on financial condition or results of operations.

    In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06−5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption EITF No. 06-5 will have a material impact on financial condition of results of operations.

    On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No.

115. SFAS No. 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2008 fiscal year. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

LSB Financial Corp. (the “Company” or “LSB Financial”) is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB (“Lafayette Savings”) for the purpose of becoming a thrift institution holding company. Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana. References in this Form 10-Q to “we,” “us,” and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area. Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University. In addition to the jobs provided by these two major employers, Greater Lafayette has a strong manufacturing sector as well as many high-tech industries attracted to the area by the presence of Purdue University. The Purdue Research Park continues to attract high-tech jobs to the area, housing over 140 companies and employing nearly 2,900 people. Further growth is expected in this area. Tippecanoe County consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The unemployment rate in Tippecanoe County in December 2006 was 3.7% compared to 4.7% for the State of Indiana and 4.3% nationally. County unemployment rates spiked to 4.8% in January, dropping back to 4.4% in February due to holiday cutback as well as layoffs at Alcoa and the closing of two smaller companies, Warren Industries and Lafayette Paperboard. However, a Manpower survey showed the Lafayette area to have the seventh strongest hiring plans in the country for the second quarter of 2007 with 57% of respondents intending to hire employees compared to 3% who plan to reduce staffs.

    Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin, which is the difference between the income generated from loans and the cost of the funding. A major area of concern in the growth of net interest income is the continuing inversion of the yield curve. Since January 2004 short-term rates have continued to increase steadily while long term rates have remained comparatively flat. Because deposits are generally tied to shorter-term market rates, and loans are generally tied to longer-term rates, the shrinking spread between the two has made it more difficult to maintain desired operating income levels. Our expectation for 2007 is that both short-term and long-term rates will be relatively flat through most of the year, with the possibility of both declining slightly in the third or fourth quarters resulting in a yield curve that remains inverted throughout most of the year.

Rate changes could be expected to have an impact on interest income. Rising rates generally increase borrower preference for variable-rate products which we typically keep in our portfolio, and existing adjustable rate loans can be expected to reprice to higher rates, both of which could be expected to have a favorable impact on interest income. Alternatively, continuing low interest rates could have a negative impact on our interest income as new loans are put on the books at comparatively low rates and our existing adjustable rate loans reprice to lower rates. Even if rates do fall, because so many borrowers refinanced their mortgages in the last few years, we do not expect to see a return to a high volume of refinancing. However, low rates may be expected to encourage borrowers to initiate additional real estate related purchases.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of March 31, 2007. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Our total assets decreased $6.8 million or 1.84% during the three months from December 31, 2006 to March 31, 2007. Primary components of this decrease were a $5.3 million decrease in net loans receivable including loans held for sale and a $2.5 million decrease in securities and short term investments, offset by a $581,000 increase in other assets due mostly to an increase in other real estate owned. Management attributes the decrease in loans primarily to the slow recovery of the local economy, residential overbuilding in the last few years and the tightening of credit due to the interagency regulatory focus on commercial real estate lending. Because of decreased funding needs we allowed $1.2 million of deposits and $6.5 million of Federal Home Loan Bank advances to run off.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $11.7 million at December 31, 2006 to $17.2 million at March 31, 2007. Non-performing loans and accruing loans 90 days past due totaled $12.5 million at March 31, 2007 and consisted of $9.9 million or 79.15% of one- to four-family or multi-family residential real estate loans, $2.0 million or 15.99% of loans on land or commercial property, $511,000 or 4.08% of commercial business loans and $97,000 or 0.78% of consumer loans. Non-performing assets also include $4.7 million in foreclosed assets. At March 31, 2007, our allowance for loan losses equaled 0.91% of total loans compared to 0.86% at December 31, 2006. The allowance for loan losses at March 31, 2007 totaled 16.71% of non-performing assets compared to 23.72% at December 31, 2006, and 22.97% of non-performing loans at March 31, 2007 compared to 36.88% at December 31, 2006. Our non-performing assets equaled 4.76% of total assets at March 31, 2007 compared to 3.17% at December 31, 2006. The ratio of total non-performing loans to total collateral was at 63.65% at March 31, 2007. Non-performing assets totaling $153,000 were charged off in the first three months of 2007, offset by recoveries of $9,000. These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $34.8 million at December 31, 2006 to $35.2 million at March 31, 2007, an increase of $388,000, or 1.11%, primarily as a result of net income of $779,000, partially offset by our payment of $320,000 of dividends on common stock, and the repurchase of 7,500 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 9.74% at March 31, 2007 compared to 9.46% at December 31, 2006.

Results of Operations

Comparison of Operating Results the Quarter Ended March 31, 2007 and March 31, 2006

    General. Net income for the three months ended March 31, 2007 was $779,000, a decrease of $129,000, or 14.21%, over the three months ended March 31, 2006. The decrease was primarily due to a $154,000 decrease in net interest income and a $100,000 increase in the provision for losses, partially offset by a $38,000 increase in non-interest income, a $27,000 decrease in non-interest expenses, and a $60,000 decrease in taxes on income.

    Net Interest Income. Net interest income for the three months ended March 31, 2007 decreased $154,000, or 4.93%, over the same period in 2006. This decrease was due to a 4 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.52% for the three months ended March 31, 2006 to 3.48% for the three months ended March 31, 2007 together with a $1.5 million decrease in net interest-earning assets. The decrease in net interest margin is primarily because the average rate earned on interest-earning assets increased less than the average rate paid on interest-bearing liabilities. Specifically, the average rate earned on interest-earning assets increased from 6.52% for the three months ended March 31, 2006 to 6.88% for the three months ended March 31, 2007 for an increase of 35 basis points, compared to an increase in the average rate paid on interest-bearing liabilities from 3.16% to 3.56% for the same time period.

Interest income on loans decreased $22,000, or 0.39%, for the three months ended March 31, 2007 compared to the same three months in 2006. While the average yield on loans increased from 6.77% for the first three months of 2006 to 7.14% for the first three months of 2007, due to increasing interest rates in the economy which caused both new and adjustable rate mortgages to price and reprice higher, the average balance of new loans decreased by $18.0 million due to a tightening of underwriting standards as well as the continuing sluggish local economy.

Interest earned on other investments and Federal Home Loan Bank stock increased by $105,000, or 57.07%, for the three months ended March 31, 2007 compared to the same period in 2006. This was the result of a $4.6 million increase in average balances and a 98 basis point increase in the average yield on other investments and Federal Home Loan Bank stock. We purchased additional investment securities to offset the slower loan growth, increasing investment securities from $24.0 million to $28.5 million and increasing the average yield from 3.07% for the first three months of 2006 to 4.05% over the same period in 2007 due to higher interest rates in the economy.

    Interest expense for the three months ended March 31, 2007 increased $237,000, or 8.89%, over the same period in 2006. This increase was due to an increase in the average rate paid on interest-bearing liabilities from 3.16% for the first three months of 2006 to 3.56% for the first three months of 2007 which more than offset the $11.9 million decrease in average interest-bearing liabilities. The increase in rates was due to generally higher interest rates in the economy, especially for shorter-term products which depositors preferred. $110,000 of the increase was caused by an increase in the average rate of Federal Home Loan Bank advances from 4.61% to 4.92%.

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

 We recorded a $250,000 provision for loan losses for the three months ended March 31, 2007 as a result of our analysis of our current loan portfolios compared to $150,000 for the same period in 2006. The increased provision was deemed necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs. During the first three months of 2007 we recorded charge-offs of $153,000 offset by recoveries of $9,000.

At March 31, 2007, non-performing assets, consisting of non-accruing loans, accruing loans 90 or more days delinquent and other real estate owned, totaled $17.2 million compared to $11.7 million at December 31, 2006. In addition to our non-performing assets, we identified $2.6 million in other loans of concern, compared to $4.6 million identified at December 31,

2006, where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms, and may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

    Non-Interest Income. Non-interest income for the three months ended March 31, 2007 increased by $38,000, or 5.74%, compared to the same period in 2006. This was primarily due to a $65,000 increase in other income consisting of, among other things, a $29,000 decrease in reserve for losses and other adjustments on our overdraft program, a $21,000 increase in income recognized from bank owned life insurance and an $11,000 increase in debit card fees. This increase was partially offset by an $18,000 decrease in fees on deposit accounts and a $9,000 decrease in the gain on the sale of mortgage loans due to a decrease in loans sold.

    Non-Interest Expense. Non-interest expense for the three months ended March 31, 2007 decreased $27,000 over the same period in 2006 due primarily to a $97,000 decrease in salaries due to lower benefit costs resulting from a change from an Employee Stock Ownership Plan to a 401(k) match program and lower health insurance costs due to a change in carrier, partially offset by a $40,000 increase in other expenses primarily related to foreclosed property expenses and to a $47,000 increase in occupancy and computer service expenses.

    Income Tax Expense.  Our income tax provision decreased by $60,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due partly to decreased income.

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

Our liquidity ratios at December 31, 2006 and March 31, 2007 were 7.79% and 7.53%, respectively, compared to a regulatory liquidity base, and 6.09% and 5.97% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments. At March 31, 2007, we had outstanding commitments to originate loans and available lines of credit totaling $37.2 million and commitments to provide funds to complete current construction projects in the amount of $2.7 million. We had no outstanding commitments to sell residential loans. Certificates of deposit which will mature in one year or less at March 31, 2007 totaled $130.9 million. Included in that number are $39.6 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We also have $24.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $35.2 million at March 31, 2007 compared to $34.8 million at December 31, 2006, an increase of $388,000, or 1.11%, due primarily to net income of $779,000, partially offset by our payment of dividends on common stock and the repurchase of 7,500 shares of our stock as part of a stock repurchase plan. Shareholders’ equity to total assets was 9.74% at March 31, 2007 compared to 9.46% at December 31, 2006.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2006 and March 31, 2007, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2006 and March 31, 2007 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total risk-based capital (to risk-weighted assets)	$36,880	13.1%	$22,502	8.0%	$28,128	10.0%
Tier I capital (to risk-weighted assets)	34,423	12.2	11,251	4.0	16,877	6.0
Tier I capital (to adjusted total assets)	34,423	9.5	10,852	3.0	18,087	5.0
Tier I capital (to adjusted tangible assets)	34,423	9.5	7,235	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,423	9.5	5,426	1.5	N/A	N/A

As of December 31, 2006
Total risk-based capital (to risk-weighted assets)	$36,533	13.0%	$22,532	8.0%	$28,164	10.0%
Tier I capital (to risk-weighted assets)	34,037	12.1	11,266	4.0	16,899	6.0
Tier I capital (to adjusted total assets)	34,037	9.2	11,055	3.0	18,425	5.0
Tier I capital (to adjusted tangible assets)	34,037	9.2	7,370	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,037	9.2	5,527	1.5	N/A	N/A

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

Presented below, as of December 31, 2006 and December 31, 2005, is an analysis of our interest rate risk as measured by the effect on NPV caused by instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points, and compared to Board policy limits. The Board Limit column indicates the lowest allowable limits for NPV after each interest rate shock. Assumptions used in calculating the amounts in this table are OTS assumptions. No information is provided for a negative 300 basis point shift in interest rates, due to a low prevailing interest rate environment making such scenarios unlikely.

Change in	Board Limit	At December 31, 2006		At December 31, 2005
Interest Rate	Post-shock	Post-shock	Change	Post-shock	Change
(Basis Points)	NPV Ratio	NPV Ratio	(Basis Points)	NPV Ratio	(Basis Points)

300 bp	6.00%	10.38%	(156) bp	10.16%	(80) bp
200	7.00	11.25	(68)	10.58	(38)
100	8.00	11.92	(1)	10.87	(8)
0	8.00	11.94		10.96
-100	8.00	11.96	3	10.74	(22)
-200	7.00	11.92	(2)	10.31	(65)

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

Management believes that at March 31, 2007 there have been no material changes in Lafayette Savings’ interest rate sensitivity which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented above, from the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Item 4.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of March 31, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Supervisory Agreement between Lafayette Savings and the OTS (the “Agreement”) described in the Form 10-Q for the quarter ended March 31, 2006 was executed on May 15, 2006. See LSB Financial’s report on Form 10-Q for the quarter ended March 31, 2006 for a detailed description of the terms and conditions of the Agreement.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K Report for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[2]

January 1 - January 31, 2007	---	---	---	9,217

February 1 - February 28, 2007	---	---	---	109,217

March 1 - March 31, 2007	7,500	26.77	7,500	101,717

Total	7,500	$26.77	7,500	101,717
_______________________

1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a plan, announced September 27, 2004, to repurchase 5% of our common stock. We also have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

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

LSB FINANCIAL CORP.
(Registrant)

Date: May 14, 2007	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

10.1	Form of 2007 Stock Option and Incentive Plan Incentive Stock Option Agreement
10.2	Form of 2007 Stock Option and Incentive Plan Non-qualified Stock Option Agreement
10.3	Form of Agreement for Restricted Stock Granted under LSB Financial Corp. 2007 Stock Option and Incentive Plan
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification