Form 10-Q
period 2007-06-30
LSB FINANCIAL CORP
filed 2007-08-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, $.01 par value per share	1,568,999 shares

LSB FINANCIAL CORP.

i

PART I                      FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$1,222	$1,391
Short-term investments	8,368	8,336
Cash and cash equivalents	9,590	9,727
Available-for-sale securities	14,429	16,316
Loans held for sale	1,304	992
Total loans	301,763	319,469
Less: Allowance for loan losses	(3,008)	(2,770)
Net loans	298,755	316,699
Premises and equipment, net	6,926	6,600
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	5,495	5,381
Interest receivable and other assets	9,512	8,688
Total Assets	$350,008	$368,400

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$247,035	$255,304
Federal Home Loan Bank advances	66,618	76,618
Interest payable and other liabilities	1,898	1,638
Total liabilities	315,551	333,560

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2007 - 1,568,999 shares, 2006 - 1,603,209 shares	16	15
Additional paid-in-capital	11,341	12,227
Retained earnings	23,213	22,623
Accumulated other comprehensive loss	(113)	(25)
Total shareholders’ equity	34,457	34,840

Total liabilities and shareholders’ equity	$350,008	$368,400

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest and Dividend Income
Loans	$5,491	$5,527	$11,071	$11,129
Securities
Taxable	128	119	292	223
Tax-exempt	66	48	124	96
Other	43	30	111	62
Total interest and dividend income	5,728	5,724	11,598	11,510
Interest Expense
Deposits	2,033	1,942	4,059	3,841
Borrowings	821	762	1,698	1,527
Total interest expense	2,854	2,704	5,757	5,368
Net Interest Income	2,874	3,020	5,841	6,142
Provision for Loan Losses	490	250	740	400
Net Interest Income After Provision for Loan Losses	2,384	2,770	5,101	5,742

Non-interest Income
Deposit account service charges and fees	478	449	884	873
Net gains on loan sales	95	58	137	109
Gain(loss) on sale of securities	0	0	0	0
Gain(loss) on sale other real estate owned	(33)	0	(33)	0
Other	245	195	497	382
Total non-interest income	785	702	1,485	1,364

Non-Interest Expense
Salaries and employee benefits	1,243	1,143	2,434	2,430
Net occupancy and equipment expense	356	291	669	580
Computer service	115	104	237	202
Advertising	111	72	152	129
Other	644	514	1,166	999
Total non-interest expense	2,469	2,124	4,658	4,340

Income Before Income Taxes	700	1,348	1,928	2,766
Provision for Income Taxes	249	520	698	1,030
Net income	$451	$828	$1,230	$1,736
Basic Earnings Per Share	$0.28	$0.51	$0.77	$1.08
Diluted Earnings Per Share	$0.28	$0.50	$0.77	$1.07
Dividends Declared Per Share	$0.20	$0.17	$0.40	$0.34

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Benefit Plans Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2006	$15	$10,565	$22,402	$(71)	$(90)	$32,821
Reclassification of unearned compensation upon adoption of SFAS 123(R)		(22)		22
Comprehensive income
Net income			1,736			1,736
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(38)	(38)
Total comprehensive income						1,698
Dividends on common stock, $0.34 per share			(522)			(522)
Purchase and retirement of stock (18,500 shares)	(1)	(523)				(524)
Stock options exercised (2,152 shares)		34				34
Amortization of stock option compensation		12				12
Amortization of RRP expense		15				15
ESOP shares earned		102		25		127
Balance, June 30, 2006	$14	$10,183	$23,616	$(24)	$(128)	$33,661

Balance, January 1, 2007	$15	$12,227	$22,623	$0	$(25)	$34,840
Comprehensive income
Net income			1,230			1,230
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes					(88)	(88)
Total comprehensive income						1,142
Dividends on common stock, $0.40 per share			(639)			(639)
Purchase and retirement of stock (34,500 shares)		(897)				(897)
Stock options exercised (290 shares)		4				4
Amortization of stock option compensation		7				7
Balance, June 30, 2007	$15	$11,341	$23,214	$0	$(113)	$34,457

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating Activities
Net income	$1,230	$1,736
Items not requiring (providing) cash
Depreciation	244	232
Provision for loan losses	740	400
Amortization of premiums and discounts on securities	6	29
ESOP shares earned	0	127
Gain on sale of loans	(129)	(57)
Loans originated for sale	(957)	(5,819)
Proceeds on loans sold	774	5,244
Amortization of stock options	7	12
Changes in
Interest receivable and other assets	(880)	(767)
Interest payable and other liabilities	260	165
Net cash from operating activities	1,295	1,290

Investing Activities
Purchases of available-for-sale securities	(1,361)	(1,497)
Proceeds from maturities of available-for-sale securities	3,097	614
Net change in loans	17,204	7,246
Purchase of premises and equipment	(571)	(136)
Purchase of life insurance policies	0	(2,500)
Net cash from investing activities	18,369	3,727

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	6,034	(2,392)
Net change in certificates of deposit	(14,303)	(3,150)
Proceeds from Federal Home Loan Bank advances	28,500	27,500
Repayment of Federal Home Loan Bank advances	(38,500)	(26,500)
Proceeds from stock options exercised	4	34
Repurchase of stock	(897)	(524)
Dividends paid	(639)	(522)
Net cash from financing activities	(19,801)	(5,542)

Increase (Decrease) in Cash and Cash Equivalents	(137)	(525)
Cash and Cash Equivalents, Beginning of Period	9,727	9,384
Cash and Cash Equivalents, End of Period	$9,590	$8,859

Supplemental Cash Flows Information
Interest paid	5,867	5,359
Income taxes paid	870	890

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	8	52

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
June 30, 2007
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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Stock Options: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”).  SFAS 123R addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards.  The Company has elected the modified prospective application method and, as a result, has recorded approximately $7,000 in compensation expense related to vested stock options less estimated forfeitures for the six month period ended June 30, 2007.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Weighted average shares outstanding (excluding unearned ESOP shares)	1,608,977	1,622,573	1,596,638	1,610,951
Shares used to compute diluted earnings per share	1,616,667	1,633,341	1,604,646	1,622,130
Earnings per share	$0.28	$0.51	$0.77	$1.08
Diluted earnings per share	$0.28	$0.50	$0.77	$1.07

Note 4 – Future Accounting Pronouncements

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  In addition to the jobs provided by these two major employers, Greater Lafayette has a strong manufacturing sector as well as many high-tech industries attracted to the area by the presence of Purdue University.  The Purdue Research Park continues to attract high-tech jobs to the area, housing over 140 companies and employing nearly 2,900 people.  Further growth is expected in this area.  Tippecanoe County consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base.  The unemployment rate in Tippecanoe County in May 2007 was 3.7% compared to 4.3% for the State of Indiana and 4.5% nationally.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of June 30, 2007.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Our total assets decreased $18.4 million, or 4.99%, during the six months from December 31, 2006 to June 30, 2007 primarily due to a $17.6 million decrease in net loans receivable including loans held for sale and a $1.9 million decrease in investments, offset by an $824,000 increase in other assets due mostly to an increase in other real estate owned.  Management attributes the decrease in loans primarily to the slow recovery of the local economy, residential overbuilding in the last few years, the tightening of credit due to the interagency regulatory focus on commercial real estate lending and the increase in campus properties being purchased by out-of-area Real Estate Investment Trusts.  Because of decreased funding needs we allowed $8.3 million of deposits and $10.0 million of Federal Home Loan Bank advances to run off.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $11.7 million at December 31, 2006 to $16.8 million at June 30, 2007.  Non-performing loans and accruing loans 90 days past due totaled $12.2 million at June 30, 2007 and consisted of $8.8 million, or 72.36%, of one- to four-family or multi-family residential real estate loans or one- to four-family construction loans, $2.7 million, or 21.78%, of loans on land or commercial property, $611,000, or 5.01%, of commercial business loans and $103,000, or 0.85%, of consumer loans.  Non-performing assets also include $4.6 million in foreclosed assets.  At June 30, 2007, our allowance for loan losses equaled 0.99% of total loans compared to 0.86% at December 31, 2006.  The allowance for loan losses at June 30, 2007 totaled 17.91% of non-performing assets compared to 23.72% at December 31, 2006, and 24.68% of non-performing loans at June 30, 2007 compared to 36.88% at December 31, 2006.  Our non-performing assets equaled 4.80% of total assets at June 30, 2007 compared to 3.17% at December 31, 2006.  The ratio of total non-performing real-estate related loans to total collateral was 64.93% at June 30, 2007.  Non-performing assets totaling $524,000 were charged off in the first six months of 2007, offset by recoveries of $25,000.  The charge-offs included a $311,000 charge-off of a loan on a newly constructed one- to four-family rental property which was sinking and has been condemned by the county.  We expect the final disposition on this property to take months while the various lawsuits are adjudicated.  Although our charge-offs are largely covered by existing reserves there was no expectation that this property was at risk and an additional reserve was required to cover the charge-off.   We believe we use the best information available to determine the adequacy of our allowance for loan losses, however future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity decreased from $34.8 million at December 31, 2006 to $34.4 million at June 30, 2007, a decrease of $383,000, or 1.10%, primarily as a result of net income of $1.2 million, offset by our payment of $639,000 of dividends on common stock, and the repurchase of 34,500 shares of our stock as part of a stock repurchase plan.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2007 and June 30, 2006

General.  Net income for the six months ended June 30, 2007 was $1.2 million, a decrease of $506,000, or 29.15%, over the six months ended June 30, 2006.  Net income for the quarter ended June 30, 2007 was $451,000, a decrease of $377,000, or 45.53%, over the comparable quarter in 2006. This decrease for the six month period was primarily due to a $301,000 decrease in net interest income, a $340,000 increase in the provision for losses and a $318,000 increase in non-interest expenses partially offset by a $121,000 increase in non-interest income and a $332,000 decrease in taxes on income.  The decrease for the three month period was primarily due to a $146,000 decrease in net interest income, a $240,000 increase in the provision for losses and a $345,000 increase in non-interest expenses partially offset by an $83,000 increase in non-interest income and a $271,000 decrease in taxes on income.

Net Interest Income.  Net interest income for the six months ended June 30, 2007 decreased $301,000, or 4.90%, over the same period in 2006.  This decrease was generally due to a $1.3 million decrease in net interest-earning assets and a 2 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.50% for the six months ended June 30, 2006 to 3.48% for the six months ended June 30, 2007.  The decrease in net interest margin is primarily due to the increase in the average rate on interest-bearing liabilities from 3.21% for the six months ended June 30, 2006 to 3.59% for the six months ended June 30, 2007 for an increase of 38 basis points while the average rate earned on interest-earning assets increased from 6.56% for the six months ended June 30, 2006 to 6.91% for the six months ended June 30, 2007 for an increase of 35 basis points.  Net interest income for the three months ended June 30, 2007 decreased $146,000, or 4.83%, over the same period in 2006.

Interest income on loans decreased $58,000, or 0.52%, for the six months ended June 30, 2007 compared to the same six months in 2006.  This decrease was the result of a decrease in the average balance of loans from $327.2 million in June 2006 to $308.0 million in June 2007 due to a continued slow local economy, offset by an increase in the average yield on loans from 6.80% for the first six months of 2006 to 7.19% for the first six months of 2007 due to increasing interest rates in the economy. The higher rates caused both new and adjustable rate mortgages to price and reprice higher.  Interest income on loans decreased $36,000 for the second quarter of 2007 compared to the second quarter of 2006 due to a decrease in the average balance of loans from $323.6 million in June 2006 to $303.1 million in June 2007 offset by an increase in the average yield on loans from 6.83% for the first six months of 2006 to 7.25% for the first six months of 2007 for similar reasons to those mentioned above.

Interest earned on other investments and Federal Home Loan Bank stock increased by $146,000 for the six months ended June 30, 2007 compared to the same period in 2006.  This was primarily the result of a $3.8 million increase in average balances and an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 3.21% for the first six months of 2006 to 3.82% over the same period in 2007 due to increasing interest rates in the economy.  We purchased additional investment securities to offset the slower loan growth, increasing investment securities from $24.0 million at June 30, 2006 to $26.8 million at June 30, 2007.  Interest income on other investments and Federal Home Loan Bank stock increased $40,000 for the second quarter of 2007 compared to the second quarter of 2006 due to an increase of $3.0 million in average balances as well as an increase in the average yield on the average balance of other investments and Federal Home Loan Bank stock from 3.35% for the second quarter of 2006 to 3.57% over the same period in 2007.

Interest expense for the six months ended June 30, 2007 increased $389,000, or 7.25%, over the same period in 2006.  This increase was due to an increase in the average rate paid on interest-bearing liabilities from 3.21% for the first six months of 2006 to 3.59% for the first six months of 2007 partially offset by a $14.1 million decrease in average interest-bearing liabilities.  While we generally invest deposits in investment securities when loan growth is slow, we typically allow higher rate brokered deposits to run off if they are not needed to fund loan growth.  Brokered deposits decreased from $69.8 million at June 30, 2006 to $55.5 million at June 30, 2007.  Interest expense increased $150,000, or 5.55%, for the second quarter of 2007 from the same period in 2006 primarily due to an increase in the average rate paid on average interest-bearing liabilities from 3.26% for the three month period ended June 30, 2006 to 3.62% for the same period in 2007, offset by a $16.2 million decrease in average interest-bearing liabilities for the three month period ended June 30, 2007 compared to the same period in 2006.

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

We recorded a $740,000 provision for loan losses for the six months ended June 30, 2007 as a result of our analysis of our current loan portfolios compared to $400,000 for the same period in 2006. The increased provision during 2007 was deemed necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs. During the first six months of 2007 we recorded charge-offs of $524,000 offset by recoveries of $25,000.  The charge-offs included a $311,000 charge-off of a loan on a newly constructed one- to four-family rental property which had unexpectedly begun sinking and has been condemned by the county.  We expect the final disposition on this property to take months while the various lawsuits are adjudicated. The $740,000 provision for loan losses for the first six months of 2007 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

At June 30, 2007, non-performing assets, consisting of non-accruing loans, accruing loans 90 or more days delinquent and other real estate owned, totaled $16.8 million compared to $11.7 million at December 31, 2006.  In addition to our non-performing assets, we identified $5.5 million in other loans of concern, compared to $4.6 million identified at December 31, 2006, where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms, and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2007 increased by $121,000, or 8.87%, compared to the same period in 2006.  This was primarily due to a $65,000 increase in other income consisting of, among other things, a $95,000 decrease in reserve for losses and other adjustments on our overdraft program, a $60,000 increase in income recognized from bank owned life insurance and a $25,000 increase in debit card fees. The increase in other income was augmented by an $11,000 increase in fees on deposit accounts and a $28,000 increase in the gain on the sale of mortgage loans due to an increase in loans sold and was partially offset by a $33,000 loss on the sale of other real estate owned.

Non-interest income for the second quarter of 2007 increased by $83,000 over the same period in 2006, primarily due to a $50,000 increase in other income for the reasons mentioned above, a $29,000 increase in fees on deposit accounts and a $37,000 increase in the gain on the sale of mortgage loans in the secondary market offset by a $33,000 loss on the sale of other real estate owned.

Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2007 increased $318,000 over the same period in 2006.  The major components of this increase included an $83,000 increase in other expenses primarily related to foreclosed property expenses, a $56,000 increase in FDIC Insurance, an $89,000 increase in occupancy expenses including increased depreciation on assets scheduled for replacement and a $58,000 increase in computer service and advertising expenses.  Salary expenses for the six months ended June 30, 2007 were unchanged from the same period in 2006 as the hiring of a credit administrator and increased commissions paid to residential loan originators due to an increase in volume in the second quarter largely offset a decrease in salaries due to lower benefit costs resulting from a change from an Employee

Stock Ownership Plan to a 401(k) match program and lower health insurance costs due to a change in carrier.  Non-interest expense for the second quarter of 2007 increased by $345,000 over the same period in 2006, due largely to the factors mentioned above.

Income Tax Expense. Our income tax provision decreased by $332,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to decreased income.  Our income tax provision decreased by $271,000 for the second quarter of 2007 compared to the second quarter of 2006 for the same reason.

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

Our liquidity ratios at December 31, 2006 and June 30, 2007 were 7.79% and 7.18%, respectively, compared to a regulatory liquidity base, and 6.09% and 5.69% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At June 30, 2007, we had outstanding commitments to originate loans and available lines of credit totaling $41.8 million and commitments to provide funds to complete current construction projects in the amount of $2.3 million. In addition we had commitments to sell $125,000 of fixed-rate residential loans.  Certificates of deposit, including brokered deposits, which will mature in one year or less at June 30, 2007 totaled $126.1 million.   Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  At June 30, 2006, $55.5 million of our deposits were in brokered deposits, $40.1 million of which will mature in one year or less.  These deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $16.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $34.5 million at June 30, 2007 compared to $34.8 million at December 31, 2006, a decrease of $383,000, or 1.10%, due primarily to net income of $1.2 million, partially offset by our payment of dividends on common stock and the repurchase of 34,500 shares of our stock as part of a stock repurchase plan.  Shareholders’ equity to total assets was 9.84% at June 30, 2007 compared to 9.46% at December 31, 2006.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of December 31, 2006 and June 30, 2007, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at December 31, 2006 and June 30, 2007 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total risk-based capital (to risk-weighted assets)	$36,424	13.5%	$21,580	8.0%	$26,975	10.0%
Tier I capital (to risk-weighted assets)	33,843	12.6	10,790	4.0	16,185	6.0
Tier I capital (to adjusted total assets)	33,843	9.7	10,504	3.0	17,507	5.0
Tier I capital (to adjusted tangible assets)	33,843	9.7	7,003	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,843	9.7	5,252	1.5	N/A	N/A

As of December 31, 2006
Total risk-based capital (to risk-weighted assets)	$36,533	13.0%	$22,532	8.0%	$28,164	10.0%
Tier I capital (to risk-weighted assets)	34,037	12.1	11,266	4.0	16,899	6.0
Tier I capital (to adjusted total assets)	34,037	9.2	1,055	3.0	18,425	5.0
Tier I capital (to adjusted tangible assets)	34,037	9.2	7,370	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,037	9.2	5,527	1.5	N/A	N/A

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

Presented below, as of March 31, 2007 and December 31, 2006, is an analysis of our interest rate risk as measured by the effect on NPV caused by instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points, and compared to Board policy limits.  The Board Limit column indicates the lowest allowable limits for NPV after each interest rate shock.  Assumptions used in calculating the amounts in this table are OTS assumptions.  No information is provided for a negative 300 basis point shift in interest rates, due to a low prevailing interest rate environment making such scenarios unlikely.

Change in	Board Limit	At March 31, 2007		At December 31, 2006
Interest Rate	Post-shock	Post-shock	Change	Post-shock	Change
(Basis Points)	NPV Ratio	NPV Ratio	(Basis Points)	NPV Ratio	(Basis Points)

300 bp	6.00%	10.48%	(172) bp	10.38%	(156) bp
200	7.00	11.41	(79)	11.25	(68)
100	8.00	12.09	(11)	11.92	(1)
0	8.00	12.20	--	11.94	--
-100	8.00	12.29	9	11.96	3
-200	7.00	12.28	8	11.92	(2)

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

Management believes that at June 30, 2007 there have been no material changes in Lafayette Savings’ interest rate sensitivity which would cause a material change in the market risk exposures that affect the quantitative and qualitative risk disclosures as presented above, from the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Item 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of June 30, 2007, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to affect, our internal control over the financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan

April 1 – April 30, 2007	2,000	$26.25	2,000	99,717

May 1 – May 31, 2007	5,000	$25.90	5,000	94,717

June 1 – June 30, 2007	20,000	$25.70	20,000	74,717

Total	27,000	$25.78	27,000	74,717
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

Item 4. Submission of Matters to a Vote of Security Holders

On April 18, 2007, LSB Financial Corp. held its Annual Meeting of Stockholders (the “Meeting”).

Proposal 1:

The directors who were elected at the Meeting for a term to expire in 2010, are as follows:

	For	Withheld

Mariellen M. Neudeck	1,203,856	15,357
Charles W. Shook	1,207,336	11,877

    The directors whose terms continued after the Meeting are as follows: James A. Andrew, Kenneth P. Burns, Mary Jo David, Philip W. Kemmer, Thomas R. McCully,  Jeffrey A. Poxon and Randolph F. Williams.

    Proposal 2:

    A proposal to approve and ratify the LSB Financial Corp. 2007 Stock Option and Incentive Plan was approved by shareholders as follows:

	For	Against	Abstain

Proposal 2	580,327	126,149	7,567

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: August 14, 2007	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification