Form 10-K
period 2007-12-31
LSB FINANCIAL CORP
filed 2008-03-28
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes [   ]         No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]         No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]         No [X]

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30,292,850 based on the closing sale price as reported on the NASDAQ National Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2008
Common Stock, $0.01 par value per share	1,559,409 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2007	Parts I and II
Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2008	Part III

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

We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices.  At December 31, 2007, we had total assets of $342.0 million, deposits of $232.0 million and shareholders’ equity of $33.9 million.

Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Our executive offices are located at 101 Main Street, Lafayette, Indiana 47901.  Our telephone number at that address is (765) 742-1064.

Market Area

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  In addition to the jobs provided by these two major employers, Greater Lafayette has a strong manufacturing sector, is a regional health care center and attracts many high-tech industries to the area by the presence of Purdue University.  The Purdue Research Park currently houses over 140 businesses, nearly 100 of which are high tech, and employs nearly 3,000 people.  Further growth is expected in this area.  Tippecanoe County consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base.  The unemployment rate in Tippecanoe County in December 2007 was 3.6% compared to 4.4% for the State of Indiana and 4.8% nationally.  This represents an improvement locally from 2006 when the comparable numbers were 3.7%, 4.7% and 4.3%, respectively.

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

We originate both adjustable rate loans and fixed rate loans.  We generally originate adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long-term fixed rate loans.  As a result of continued consumer demand for long-term fixed rate loans, we have continued to originate such loans.  We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable without recourse.  The sale of these loans results in additional short-term income and improves our interest-rate risk position.  We generally retain servicing rights on loans sold to Freddie Mac, but release the servicing rights on loans sold to other third parties.  Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single-family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

Our loan officers and certain executive officers in combination with a senior loan officer have approval authority on loans up to $500,000 based on the borrower’s aggregate indebtedness and debt services coverage. Our officers’ loan committee has approval authority on loans up to $1.5 million, also qualified by the borrower’s aggregate indebtedness and debt services coverage. The Board of Directors’ loan committee approves all loans where aggregate debt is over $1.5 million or where debt coverage is below certain minimum thresholds. All individual loans over $500,000 are approved by the Board of Directors’ loan committee.

At December 31, 2007, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $5.4 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2007, totaled $5.1 million, consisting of four loans on commercial properties, two secured commercial business loans, two unsecured commercial business loans and a single secured line of credit.  The second largest lending relationship at December 31, 2007 to a single borrower or a group of related borrowers totaled $4.8 million, consisting of a single loan on a commercial property and a loan secured by a one- to four-family residence.  The third largest lending relationship to a single borrower or a group of related borrowers totaled $4.8 million, consisting of 27 loans on one- to four-family rental properties, eight loans on multi-family properties, a single loan on commercial real estate, two secured commercial business loans and a home equity line of credit.   All of these loans were performing in accordance with their terms at December 31, 2007.  At December 31, 2007, we had 22 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

Loan Portfolio Composition.  The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2003		2004		2005		2006		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
One- to four-family	$131,562	45.68%	$140,356	42.95%	$136,982	40.31%	$142,045	43.70%	$137,611	45.48%
Multi-family	38,045	13.21	40,279	12.33	40,094	11.80	30,160	9.28	29,764	9.84
Commercial	50,906	17.68	70,644	21.62	83,834	24.67	74,710	22.98	71,601	23.67
Land and land development	12,242	4.25	14,306	4.38	17,596	5.18	18,466	5.68	18,067	5.97
Construction	21,389	7.43	21,277	6.51	18,500	5.44	19,228	5.91	9,741	3.22
Total real estate loans	254,144	88.25	286,862	87.79	297,006	87.40	284,609	87.55	266,784	88.18

Other Loans
Consumer loans:
Home equity	17,581	6.11	21,468	6.58	19,786	5.82	16,276	5.01	14,018	4.63
Home improvement	16	0.01	432	0.13	412	0.12	417	0.13	315	.10
Automobile	2,102	0.73	1,838	0.56	2,029	0.60	2,285	0.70	1,757	.58
Deposit account	66	0.02	82	0.03	121	0.04	285	0.09	231	.08
Other	1,765	0.61	251	0.08	272	0.08	267	0.08	136	.04
Total consumer loans	21,530	7.48	24,071	7.37	22,620	6.66	19,530	6.01	16,457	5.44
Commercial business loans	12,310	4.27	15,823	4.84	20,180	5.94	20,935	6.44	19,307	6.38
Total other loans	33,840	11.75	39,894	12.21	42,800	12.60	40,465	12.45	35,764	11.82
Total loans	287,984	100.00%	326,755	100.00%	339,806	100.00%	325,074	100.00%	302,548	100.00%

Less:
Loans in process	6,954		5,294		5,508		4,167		1,581
Deferred fees and discounts	366		439		475		446		357
Allowance for losses	3,098		2,095		2,852		2,770		3,702
Total loans receivable, net	$277,566		$318,927		$330,971		$317,691		$296,908

The following table shows the composition of our loan portfolio, including loans held for sale, by fixed and adjustable rate at the dates indicated.  The one- to four-family fixed rate loans include $5.7 million, $4.5 million and $4.1 million of loans at December 31, 2005, 2006 and 2007, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	December 31,
	2003		2004		2005		2006		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One- to four-family	$41,284	14.34%	$43,840	13.42%	$41,050	12.08%	$41,105	12.65%	$43,707	14.45%
Multi-family	3,586	1.24	3,869	1.17	2,934	0.86	2,793	0.86	3,860	1.27
Commercial	6,852	2.38	10,294	3.15	13,893	4.09	10,797	3.32	13,753	4.55
Construction	3,342	1.16	3,221	0.99	2,800	0.82	1,989	0.61	5,223	1.73
Land and land development	8,899	3.09	7,862	2.41	10,629	3.13	7,358	2.26	2,305	.76
Total real estate loans	63,963	22.21	69,086	21.14	71,306	20.98	64,042	19.70	68,848	22.76
Consumer	2,676	0.93	2,546	0.78	2,814	0.83	3,234	1.00	2,419	.80
Commercial business	6,678	2.32	9,608	2.94	9,851	2.90	9,372	2.88	9,749	3.22
Total fixed rate loans	73,317	25.46	81,240	24.86	83,971	24.71	96,648	23.58	81,016	26.78

Adjustable Rate Loans:
Real estate:
One- to four-family	90,278	31.35	96,515	29.54	95,931	28.23	100,940	31.05	93,904	31.04
Multi-family	34,459	11.97	36,410	11.14	37,160	10.94	27,367	8.42	25,904	8.56
Commercial	44,054	15.30	60,350	18.47	69,941	20.58	63,913	19.66	57,848	19.12
Construction	8,900	3.09	11,085	3.39	14,797	4.35	16,477	5.07	4,518	1.49
Land and land development	12,490	4.33	13,416	4.11	7,871	2.32	11,870	3.65	15,762	5.21
Total real estate loans	190,182	66.04	217,776	66.65	225,700	66.42	220,567	67.85	197,936	65.42
Consumer	18,854	6.55	21,524	6.60	19,805	5.83	16,296	5.01	14,039	4.64
Commercial business	5,632	1.95	6,215	1.89	10,329	3.04	11,563	3.56	9,557	3.16
Total adjustable rate loans	214,665	74.54	245,515	75.14	255,834	75.29	248,426	76.42	221,532	73.22
Total loans	287,984	100.0%	326,755	100.00%	339,805	100.00%	325,074	100.0%	302,548	100.00%

Less:
Loans in process	6,954		5,294		5,508		4,167		1,581
Deferred fees and discounts	366		439		475		446		357
Allowance for losses	3,098		2,095		2,852		2,770		3,702
Total loans receivable, net	$277,566		$318,927		$330,971		$317,691		$296,908

The following schedule illustrates the maturities of our loan portfolio at December 31, 2007.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)

2008	$8,717	6.41%	$10,917	7.43%	$4,517	7.49%	$10,013	7.63%	$34,164	6.65%
2009 to 2012	22,114	6.83	8,292	7.26	11,749	7.56	6,149	7.82	48,304	7.21
2013 and following	208,144	6.94	8,600	6.94	191	7.59	3,145	7.62	220,080	6.95
TOTAL	$238,975	6.83%	$27,809	7.23%	$16,457	7.54%	$19,307	7.69%	$302,548	6.96%

(1) Includes one- to four-family, multi-family and commercial real estate loans.

The total amount of loans due to mature after December 31, 2008 which have fixed interest rates is $67 million, and which have adjustable or renegotiable interest rates is $201.3 million.

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

Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years.  The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one-, three- or five-year intervals.  Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one-, three- or five-year U.S. Treasury rates.  Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate.  Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% periodic adjustment cap with a 5% lifetime interest rate cap over the initial rate.  Our one-year adjustable rate loans may be convertible into fixed rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization.  Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate.  Borrowers are generally qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans.  We generally retain adjustable rate loans in our portfolio pursuant to our asset/liability management strategy.  Five-year adjustable rate mortgage loans represented $10.6 million, three-year adjustable rate mortgage loans represented $66.7 million and one-year adjustable rate mortgage loans represented $6.4 million of our adjustable rate mortgage loans at December 31, 2007.  We also offer a floating rate mortgage loan based on national prime rate, generally on non-owner-occupied residential loans.  These loans represented $3.9 million of our adjustable rate mortgage loans at December 31, 2007.

We offer fixed rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards.  We currently sell in the secondary market the majority of our long-term, conforming, fixed rate loans with terms over 15 years.  Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value.  At December 31, 2007, we had no loans held for sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.  Interest rates charged on these fixed rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards.  These loans do not include prepayment penalties.

We also offer 30-year fixed rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term.  Of these, $5.2 million have less than three years to their adjustment date and are included in adjustable rate loans.

We had $75.7 million in non-owner occupied one- to four-family residential loans at December 31, 2007.  These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed rate, adjustable rate and convertible rate loans, with terms of up to 30 years.

We originate residential mortgage loans with loan-to-value ratios of up to 95% for owner-occupied residential loans and up to 80% for non-owner occupied residential loans.  We typically require private mortgage insurance in an amount intended to reduce our exposure to 80% or less of the lesser of the purchase price or appraised value of the underlying collateral.  We occasionally originate FHA loans in excess of 95% loan-to-value, all of which are sold, with the servicing rights released, to a third party.

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

Multi-Family and Commercial Real Estate Lending

We originate permanent loans secured by multi-family and commercial real estate.  Our permanent multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, churches, warehouses, retail stores, restaurants, shopping centers, small business facilities and farm properties, most of which are located within our primary market area.

Permanent multi-family and commercial real estate loans are originated as three-year and five-year adjustable rate loans with up to a 25-year amortization.  To a substantially lesser extent, such loans are originated as fixed rate or balloon loans or at a floating rate based on national prime rate, at terms up to 15 years.  The adjustable rate loans are tied to an index based on the weekly average of the three-year or five-year U.S. Treasury rate, respectively, plus a stated margin over the index.  Multi-family loans and commercial real estate loans have been written in amounts of up to 85% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

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

Construction, Land and Land Development Lending

We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects.  At December 31, 2007, substantially all of these loans were secured by property located within our primary market area.

Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase.  These construction loans are fixed rate loans, with interest rates higher than those we offer on one- to four-family loans.  During the construction phase, the borrower pays interest only.  Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans.  At December 31, 2007, we had $2.7 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed rate for the loan term.  We generally limit builders to one home construction loan at a time, but would consider requests for more than one if the homes are presold.  At December 31, 2007, we had $2.9 million of construction loans to builders of one- to four-family residences.  We had $201,000 of loans to builders of one- to four-family residences structured to be converted to permanent loans at the end of the construction phase.

We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan.  These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase.  At December 31, 2007, we had $4.0 million of loans to finance the construction of multi-family dwellings and commercial projects.

We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects.  These loans typically have terms of two to three years with interest rates tied to national prime.  The maximum loan-to-value ratio is 75%.  The principal in these loans is typically paid down as lots or units are sold.  These loans may be structured as revolving lines of credit with maturities of generally two years or less.  At December 31, 2007, we had $12.9 million of development loans to builders.  We also make land acquisition loans.  At December 31, 2007, we had $5.2 million in loans secured by land.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers.  The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property.  Loans are based on the lesser of current appraised value and/or the cost of construction, which is the land plus the building. At December 31, 2007, our largest construction and development loan was a development loan for a mixed use project for $2.1 million.

Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences.  Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.  Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.  We had one non-performing construction and development loan totaling $1.1 million at December 31, 2007.

Consumer Lending

We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, deposit account loans and other secured and unsecured loans for household and personal purposes.  Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The largest component of consumer lending is home equity loans, which totaled $14.0 million or 4.6% of the total loan portfolio at December 31, 2007.  We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 90% of the appraised value of the property, with a ten-year term and minimum monthly payment requirement of interest only.  At December 31, 2007, we had $16.3 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles.  At December 31, 2007, we had $6.0 million of unsecured loans and lines of credit outstanding (with $4.2 million of unused credit available) and $13.2 million of loans and lines of credit (with $1.9 million of unused credit available) secured by inventory or accounts receivable, small business equipment and vehicles.  We also had $829,000 of unused credit available on letters of credit.

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

Loan Originations, Purchases and Sales

Real estate loans are originated by our staff of salaried loan officers and our residential mortgage loan originators who receive applications from existing customers, walk-in customers, and referrals from realtors.  While we originate both adjustable rate and fixed rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market.  Demand is affected by the interest rate environment.  Currently, the majority of conforming fixed rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market.  Based on our interest-rate risk considerations, we occasionally will keep fixed rate residential mortgage loans in our portfolio to generate income and to be available for substitution in the event a loan committed for sale fails to close as expected.  These loans are sold either to Freddie Mac while we retain the servicing rights, or to Citimortgage servicing released.  These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of our asset/liability management program.

When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services.  We serviced mortgage loans for others totaling $131.2 million at December 31, 2007.

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

The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans include $1.3 million, $1.5 million and $469,000 of loans originated during 2005, 2006 and 2007 respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2005	2006	2007
Originations by type:	(In Thousands)
Adjustable rate:
Real estate – one- to four-family	$17,065	$14,408	$13,916
- multi-family	4,734	1,027	4,628
- commercial	17,575	14,156	6,643
- construction, land and land development	17,864	17,896	7,147
Non-real estate – consumer	224	3,105	---
- commercial business	4,243	8,651	8,224
Total adjustable rate	61,705	59,243	40,557
Fixed rate:
Real estate – one- to four-family	25,300	25,932	34,527
- multi-family	450	653	1,866
- commercial	10,577	7,610	4,681
- construction, land and land development	15,922	8,904	3,579
Non-real estate – consumer	2,614	2,435	897
- commercial business	6,609	5,708	5,478
Total fixed rate	61,472	51,242	51,027
Total loans originated	123,177	110,485	91,584
Purchases:
Total loans purchased	1,958	403	---
Total mortgage-backed securities purchased	---	5,547	---
Total purchases	1,958	5,950	---

Sales and Repayments:
Real estate – one- to four-family	19,193	16,645	19,735
- multi-family	333	---	---
- commercial	3,368	1,000	---
Total loans sold	22,894	17,645	19,735
Principal repayments	88,367	107,805	94,333
Total loans sold and repayments	111,261	125,450	114,068
Mortgage-backed securities:
Principal repayments	355	411	1,132
Increase (decrease) in other items, net	153	(150)	20
Net increase (decrease)	$13,672	$(9,576)	$(23,597)

Asset Quality

Loan payments are generally due the first day of each month.  When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower.  In the case of residential loans, a late notice is sent for accounts fifteen or more days delinquent.  For delinquencies not cured by the 15th day, borrowers will be assessed a late charge.  Additional written and oral contacts may be made with the borrower between 20 and 30 days after the due date.  If the full scheduled payment on the loan is not received prior to the 1st day of the succeeding month, the loan is considered 30 days past due and more formal collection procedures may be instituted.  If the delinquency continues for a period of 60 days, we usually send a default letter to the borrower and, after 90 days, institute appropriate action up to and including foreclosing on the property.  If foreclosed, the property is sold at public auction and we may purchase it.  Delinquent consumer loans are handled in a similar manner.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2007, in dollar amounts and as a percentage of each category of our loan portfolio.  The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	22	$1,551	1.13%	66	$7,237	5.26%	88	$8,788	6.19%
Multi-family	2	87	0.29	0	0	0.00	2	87	1.52
Commercial	0	0	0.00	6	707	0.99	6	707	1.83
Construction and land development	2	63	0.23	11	1,617	5.81	13	1,680	1.78
Consumer	1	10	0.06	7	50	0.30	8	60	0.25
Commercial Business	3	52	0.27	6	383	1.99	9	435	0.19
Total	30	$1,763	0.58%	96	$9,994	3.30%	126	$11,757	3.50%

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

	December 31,
	2003	2004	2005	2006	2007
	(Dollars in Thousands)
Non-accruing loans:
One- to four- family	$2,146	$2,863	$5,309	$6,851	$7,250
Multi-family	---	---	841	328	341
Commercial real estate	102	501	1,652	---	648
Construction and land development	1,307	547	547	93	1,210
Consumer	69	34	76	89	103
Commercial business	104	262	8	3	383
Total	3,728	4,207	8,432	7,364	9,935

Accruing loans delinquent more than 90 days:
One- to-four-family	456	484	127	147	---
Commercial real estate	62	---	---	---	59
Total	518	484	127	147	59

Foreclosed assets:
One- to four-family	167	742	1,366	2,228	1,565
Multi-family	---	---	---	---	1,022
Commercial real estate	---	102	331	1,709	1,310
Construction or development	163	387	300	232	30
Consumer	---	---	7	---	17
Commercial business	10	---	---	---	---
Total	340	1,231	2,003	4,169	3,944

Total non-performing assets	$4,586	$5,922	$10,563	$11,680	$13,938
Total as a percentage of total assets	1.44%	1.67%	2.83%	3.17%	4.08%

Total assets	$319,272	$355,045	$372,664	$368,400	$342,010

For the year ended December 31, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $622,000, none of which was included in interest income.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2007, there was also an aggregate of $23.0 million in net book value of loans with respect to which past payment history or a decrease in the debt service coverage of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) 148 loans to ten borrowers who each hold an average of 15 one- to four-family rental properties with a total outstanding balance of $6.4 million, where management has concerns about the ability of the borrowers to keep the rental properties leased and about the cash flow of the borrowers; (ii) one  loan secured by rental property and one unsecured loan to a single borrower with an outstanding balance of $3.0 million, where management has concerns about the cash flow of the borrower; and (iii) a land development loan to a single borrower with an outstanding balance of $1.3 million, where management has concerns about the scheduled take-down of the lots.

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

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  At December 31, 2007, we had classified $20.0 million of our loans as substandard, $206,000 as doubtful and none as loss.  At December 31, 2007, we had designated $7.9 million in loans as special mention.

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

Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk.  These categories include loans on:  one- to four-family owner-occupied properties, one- to four-family non-owner-occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, second mortgages and home equity loans, unsecured commercial business loans, secured commercial business loans, and consumer loans.  Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, and economic trends affecting our market.  Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Loan Losses” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in Thousands)

Balance at beginning of period	$1,996	$3,098	$2,095	$2,852	$2,770

Charge-offs:
One- to four-family	---	566	218	585	672
Commercial real estate	---	---	16	274	---
Construction or development	---	876	184	278	---
Consumer	84	76	52	4	4
Commercial business	45	2	22	8	---
Total charge-offs	129	1,520	492	1,149	676
Recoveries:
One- to four-family	---	---	---	---	10
Construction or development	---	3	42	46	27
Consumer	6	11	7	3	1
Commercial business	---	3	---	---	---
Total recoveries	6	17	49	49	38

Net charge-offs	123	1,503	443	1,100	638
Additions charged to operations	1,225	500	1,200	1,018	1,570
Balance at end of period	$3,098	$2,095	$2,852	$2,770	3,702

Net charge-offs to average loans outstanding	0.05%	0.50%	0.13%	0.34%	0.21%

Allowance for loan losses to non-performing assets	67.55%	35.37%	26.99%	23.72%	26.56%

Allowance for loan losses to net loans at end of period	1.12%	0.66%	0.86%	0.87%	1.25%

The allocation of our allowance for losses on loans, including loans held for sale, at the dates indicated is summarized as follows:

	At December 31,
	2003			2004			2005			2006			2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate:
One- to four-family	$815	$131,562	45.68%	$470	$140,355	42.95%	$636	$136,981	40.31%	$1,201	$142,045	43.70%	$1,917	$137,590	45.47%
Multi-family	225	38,045	13.21	211	40,279	12.33	219	40,094	11.80	116	30,160	9.28	99	29,765	9.84
Commercial real estate	500	50,906	17.68	586	70,644	21.62	620	83,834	24.67	459	74,710	22.98	297	71,601	23.67
Land and land development	372	12,242	4.25	253	14,306	4.38	354	17,596	5.18	390	18,466	5.68	343	18,067	5.97
Construction	651	21,389	7.43	162	21,277	6.51	192	18,500	5.44	260	19,228	5.91	323	9,741	3.22
Consumer	145	21,530	7.48	155	24,071	7.37	171	22,620	6.66	126	19,530	6.01	127	16,457	5.44
Commercial business	107	12,310	4.27	143	15,823	4.84	363	20,180	5.94	120	20,935	6.44	494	19,327	6.39
Unallocated	283	---	---	114	---	---	297	---	---	98	---	---	102	---	---
Total	$3,098	$287,984	100.00%	$2,094	$326,755	100.00%	$2,852	$339,805	100.00%	$2,770	$325,074	100.00%	$3,702	$302,548	100.00%

Investment Activities

We must maintain minimum levels of securities that qualify as liquid assets under the OTS regulations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  At December 31, 2007 our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings was 4.36%.  Our level of liquidity is a result of management’s asset/liability strategy.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” and “– Liquidity and Capital Resources” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

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

The following table sets forth the composition of our securities portfolio at the dates indicated.  As of December 31, 2007, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our shareholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2005		2006		2007
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)

Debt securities:
Federal agency obligations	$4,480	29.79%	$3,159	21.96%	$503	4.07%
Municipal bonds	6,361	42.30	7,228	50.25	7,860	63.59
Subtotal	10,841	72.09	10,387	72.21	8,363	67.66

Other:
Federal Home Loan Bank stock	4,197	27.91	3,997	27.79	3,997	32.34
Total debt securities and Federal Home Loan Bank stock	$15,038	100.00%	$14,384	100.00%	$12,360	100.00%

Average remaining life of debt securities	3.52 years		4.30 years		6.33 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$7,687	100.00%	$8,336	100.00%	$4,846	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$234	30.35%	$3,101	52.31%	$2,506	51.59%
Freddie Mac certificates	536	69.65%	2,828	47.69%	2,352	48.41%
Total mortgage-backed securities	$770	100.00%	$5,929	100.00%	$4,858	100.00%

The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2007.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2007, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2007
	Less than 1 year		1 to 5 Years		5 to 10 Years	Over 10 Years		Total Investment Securities
	(Dollars in Thousands)

Federal agency obligations	$	---	$	---	$503	$	---	$503
Municipal bonds		631		4,676	2,370		183	7,860
Fannie Mae certificates		---		28	2,478		---	2,506
Freddie Mac certificates		226		29	2,097		---	2,352
Total investment securities		$857		$4,733	$7,448		$183	$13,221

Weighted average yield		4.02%		3.68%	4.81%		6.00%	4.37%

Sources of Funds

General.  Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

Deposits.  We offer a variety of deposit accounts.  Our deposits consist of passbook and statement savings accounts, money market accounts, NOW accounts and certificate accounts.  In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs.  Brokered deposits at December 31, 2007 totaled $52.3 million.  We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2005	2006		2007
	(Dollars in Thousands)

Opening balance	$256,631	$265,993		$255,304
Deposits	1,188,778	1,165,305		1,256,486
Withdrawals	(1,184,682)	(1,182,612)		(1,286,988)
Interest credited	5,266	6,618		7,228

Ending balance	$265,993	$255,304		$232,030

Net increase (decrease)	$9,362	$(10,689)		$(23,274)

Percent increase (decrease)	3.65%	(4.02	) %	(9.12	) %

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2005		2006		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transaction and Savings Deposits:
Noninterest-bearing	$18,401	6.91%	$18,358	7.18%	$18,823	8.10%
Savings accounts (0.50% - 0.75% at December 31, 2007)	18,633	7.00	18,764	7.34	20,196	8.69
NOW Accounts (0.00% - 0.50% at December 31, 2007)	26,977	10.13	25,881	10.12	20,838	8.97
Money Market Accounts (1.0% - 4.40% at December 31, 2007)	13,099	4.92	12,273	4.80	16,082	6.92
Total Non-Certificates	77,110	28.96	75,276	29.44	75,939	32.68

Certificates:

0.00 - 1.99%	4,727	1.78	642	0.25	304	0.13
2.00 - 3.99%	125,744	47.23	90,877	35.55	35,925	15.46
4.00 - 5.99%	58,395	21.93	88,493	34.62	119,844	51.60
6.00 - 7.99%	17	0.00	17	0.01	18	0.01
Total certificates	188,883	70.94	180,029	70.43	156,091	67.19
Accrued interest	266	0.10	323	0.13	244	0.13
Total deposits	$266,259	100.00%	$255,628	100.00%	$232,274	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2007.

	0.00-1.99%	2.00-3.99%	4.00-5.99%		6.00-7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2008	$145	$16,901	$17,204	$	---	$34,250	21.94%
June 30, 2008	130	6,985	11,919		---	19,033	12.19
September 30, 2008	30	2,607	23,397		---	26,034	16.68
December 31, 2008	---	2,866	26,413		---	29,279	18.76
March 31, 2009	---	2,420	11,249		---	13,668	8.75
June 30, 2009	---	779	2,198		---	2,977	1.91
September 30, 2009	---	923	9,248		---	10,171	6.52
December 31, 2009	---	759	8,812		---	9,571	6.13
March 31, 2010	---	744	4,294		---	5,038	3.23
June 30, 2010	---	619	564		---	1,183	0.76
September 30, 2010	---	243	730		11	984	0.63
December 31, 2010	---	20	1,173		---	1,193	0.76
Thereafter	---	61	2,643		7	2,711	1.74

Total	$305	$35,925	$119,844		$18	$156,092	100.00%

Percent of total	0.20%	23.02%	76.78%		0.01%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2007.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000, excluding public funds	$17,650	$8,533	$23,468	$21,231	$70,882
Certificates of deposit of $100,000 or more, excluding public funds	16,570	10,403	28,765	26,154	81,892
Public funds	30	97	3,080	111	3,318
Total certificates of deposit	$34,250	$19,033	$55,313	$47,496	$156,092

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

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2005	2006	2007
	(Dollars in Thousands)

Maximum Balance Federal Home Loan Bank Advances	$74,008	$76,618	$75,256
Average Balance Federal Home Loan Bank Advances	70,906	70,513	70,777

The following table sets forth certain information as to the Federal Home Loan Bank advances at the dates indicated.

	Year Ended December 31,
	2005	2006	2007
	(Dollars in Thousands)

Federal Home Loan Bank Advances	$72,033	$76,618	$74,256
Weighted average interest rate of Federal Home Loan Bank Advances	4.39%	4.96%	5.03%

Subsidiaries and Other Activities

Lafayette Savings owns a service corporation, L.S.B. Service Corporation.  In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10-year commitment totaling $500,000.  During 2007, L.S.B. Service Corporation recorded a $10,000 tax loss related to its investment in the project and recorded net losses of $24,000.  At December 31, 2007, our total investment in L.S.B. Service Corporation was $509,000.

Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996.  Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997.  At December 31, 2007, our total investment in Lafayette Insurance and Investments, Inc. was $22,000.  During 2002, Lafayette Insurance and Investments, Inc. became inactive and remained so in 2007.

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

Insurance of Deposits. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February 2006, has resulted in significant changes to the federal deposit insurance program:

•	Effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”)

•	The current $100,000 deposit insurance coverage is subject to adjustment for inflation beginning in 2010 and every succeeding five years

•	Deposit insurance coverage for individual retirement accounts and certain other retirement accounts has been increased from $100,000 to $250,000 and also will be subject to adjustment for inflation

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

FDIC-insured institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.  For the quarter ended December 31, 2007, the FICO assessment rate was equal to 1.14 cents for each $100 in domestic deposits maintained at an institution.

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

Lafayette Savings’ general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2007, our lending limit under this restriction was $5.4 million.

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

Tier 1 capital generally consists of common stockholders’ equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2007, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $1.1 million.

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

To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2007, Lafayette Savings qualified as well capitalized, with a leverage ratio of 9.8%, a Tier 1 risk-based capital ratio of 12.8% and a total risk-based capital ratio of 13.9%. The OTS may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

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

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.  Under either test, these assets primarily consist of residential housing related loans and investments.  At December 31, 2007, Lafayette Savings met the test.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The Community Reinvestment Act requires the OTS, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.  We were examined for Community Reinvestment Act compliance in 2007 and received a rating of “Outstanding.”

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

A portion of our reserves for losses on loans which are presented on the statement of financial condition of retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses.  As of December 31, 2007, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.  We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting.  We have not been audited by the IRS during the last five fiscal years.

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

Employees

At December 31, 2007, we had a total of 97 employees, including 13 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Item 1A.   Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana.  We own our main office and three branch offices.  The fourth branch office is leased with the term of the lease expiring in 2009.  The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2007 was approximately $6.8 million.  We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

We maintain an on-line database of depositor and borrower customer information.  The net book value of our data processing, computer equipment and software at December 31, 2007 was $355,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

Item 4.5  Executive Officers of the Registrant

The executive officers of LSB Financial are identified below.  The executive officers are elected annually by the Board of Directors of LSB Financial.

Randolph F. Williams (age 59).  Mr. Williams is President and Chief Executive Officer of LSB Financial and its wholly-owned subsidiary, Lafayette Savings.  Mr. Williams was appointed to the Board of Directors of LSB Financial in September 2001.  He was appointed President of LSB Financial in September 2001 and Chief Executive Officer in January 2002.  Mr. Williams served as President and Chief Operating Officer of Delaware Place Bank in Chicago, Illinois from 1996 until joining LSB Financial.  Mr. Williams has over 25 years of banking-related experience.

Mary Jo David (age 58).  Ms. David is Vice President, Chief Financial Officer and Secretary of LSB Financial and Lafayette Savings.  She has held these positions with the Company since its formation in 1994 and with Lafayette Savings since 1992 and was elected a Director of LSB Financial and Lafayette Savings in 1999.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.  Additionally, pages 53 through 54 of our 2007 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.  In addition, the “Equity Compensation Plan Information” contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

(b)           We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-K.

(c)           The following table sets forth the number and price paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan

October 1 – October 31, 2007	8,000	$24.70	8,000	63,717
November 1 – November 30, 2007	---	---	---	---
December 1 – December 31, 2007	2,000	21.32	2,000	61,717

Total	10,000	$24.02	10,000	61,717

1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 3 through 21 of our 2007 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Pages 24 through 49 of our 2007 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  An evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2007 (the “Evaluation Date”), was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of the Evaluation Date are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting.

The management of LSB Financial Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934).  Our internal control over financial reporting process was designed, under supervision of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations in any internal control, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has determined that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with our evaluation of controls that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this 10-K, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning LSB Financial directors is incorporated herein by reference to the sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2008 under the caption “Proposal I - Election of Directors.” Information concerning LSB Financial executive officers is included in Item 4.5 in Part I of this Form 10-K and is incorporated herein by reference.

The information relating to corporate governance required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2008 under the caption “Corporate Governance.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2008 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” incorporated herein by reference.

LSB Financial has a written code of ethics that applies to all of our directors, officers and employees. The code of ethics is available on our website at www.lsbank.com.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2008 with the captions “Executive Compensation” and “Compensation of Directors.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2008 with the caption “Principal Holders of Common Stock.”

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	41,316(2)	18.52 (3)	81,000(4)
Equity compensation plans not approved by security holders	---	---	---

(1)
LSB Financial Corp.’s 1995 Stock Option and Incentive Plan terminated on August 22, 2005 so no further options may be granted under the 1995 Stock Option and Incentive Plan.  LSB Financial Corp.’s Recognition and Retention Plan terminated by its terms on August 22, 2005, so no further awards may be made under the Recognition and Retention Plan.

(2)	Includes 41,316 shares under LSB Financial Corp.’s Stock Option and Incentive Plan and no shares under LSB Financial Corp.’s Recognition and Retention Plan.
(3)
The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the Recognition and Retention Plan have no exercise price and no shares have been awarded under the Recognition and Retention Plan.

(4)	Includes 81,000 shares reserved for issuance under the LSB Financial Corp. 2007 Stock Option and Incentive Plan. No options have yet been granted or awards made under the 2007 Stock Option and Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence and certain relationships and transactions is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2008 with the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2008 with the captions “Accountants” and “Accountant’s Fees.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:	Annual Report Page No(s).

	Financial Statements:
	Report of BKD, LLP, Independent Registered Public Accounting Firm	23
	Consolidated Balance Sheets at December 31, 2007 and 2006	24
	Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006	25
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006	26
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	27
	Notes to Consolidated Financial Statements	28-49

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

LSB FINANCIAL COP.

Date:	3/17/08	By:	/s/ Randolph F. Williams
Randolph F. Williams, President,
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck		/s/ Randolph F. Williams
Mariellen M. Neudeck, Chairman of the Board		Randolph F. Williams, President, Chief Executive Officer and Director
(Principal Executive and Operating Officer)

Date:	3/17/08	Date:	3/17/08

/s/ James A. Andrew,		/s/ Kenneth P. Burns
James A. Andrew, Director		Kenneth P. Burns, Director

Date:	3/17/08	Date:	3/17/08

/s/ Philip W. Kemmer		/s/ Peter Neisel
Philip W. Kemmer, Director		Peter Neisel, Director

Date:	3/17/08	Date:	3/17/08

/s/ Jeffrey A. Poxon,		/s/ Thomas R. McCully
Jeffrey A. Poxon, Director		Thomas R. McCully, Director

Date:	3/17/08	Date:	3/17/08

/s/ Mary Jo David		/s/ Charles W. Shook
Mary Jo David, Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)		Charles W. Shook, Director

Date:	3/17/08	Date:	3/17/08

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Bylaws, as amended and restated, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2007 (File No. 0-25070), are incorporated herein by reference.
4	Registrant’s Specimen Stock Certificate, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), is incorporated herein by reference.
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

10.7*
Amended and Restated Employment Agreement dated February 27, 2008 between LSB Financial Corp. and Randolph F. Williams filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 (File No. 0-25070) is incorporated herein by reference.

10.8*
Amended and Restated Employment Agreement dated February 27, 2008 between LSB Financial Corp. and Mary Jo David filed as Exhibit 10.2 to the Registrant’s 8-K filed on March 3, 2008 (File No. 0-25070), is incorporated herein by reference.

10.9*
LSB Financial Corp. 2007 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 (File No. 0-25070), is incorporated herein by reference.

10.10*
Form of 2007 Stock Option and Incentive Plan Incentive Stock Option Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (File No. 0-25070) is incorporated herein by reference.

10.11*
Form of 2007 Stock Option and Incentive Plan Non-qualified Stock Option Agreement, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (File No. 0-25070), is incorporated herein by reference.

E-1

Regulation S-K Exhibit Number	Document

10.12*
Form of Agreement for Restricted Stock Granted under LSB Financial Corp. 2007 Stock Option and Incentive Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (File No. 0-25070), is incorporated herein by reference.

13	Annual Report to Shareholders for the Year Ended December 31, 2007.
21	Subsidiaries of Registrant.
23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a - 14(a) Certification (Chief Executive Officer).

31.2	Rule 13a - 14(a) Certification (Chief Financial Officer).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.

E-2