Form 10-Q
period 2008-03-31
LSB FINANCIAL CORP
filed 2008-05-15
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at May 7, 2008
Common Stock, $.01 par value per share	1,555,409 shares

LSB FINANCIAL CORP.

PART I                      FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$1,487	$1,644
Short-term investments	11,852	4,846
Cash and cash equivalents	13,339	6,490
Available-for-sale securities	12,992	13,221
Loans held for sale	247	---
Total loans	307,043	300,610
Less: Allowance for loan losses	(3,277)	(3,702)
Net loans	303,766	296,908
Premises and equipment, net	6,736	6,815
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	5,671	5,613
Interest receivable and other assets	7,593	8,966
Total Assets	$354,341	$342,010

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$240,560	$232,030
Federal Home Loan Bank advances	77,256	74,256
Interest payable and other liabilities	2,338	1,792
Total liabilities	320,154	308,078

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2008 - 1,559,409 shares, 2007 - 1,557,968 shares	15	15
Additional paid-in-capital	11,085	11,066
Retained earnings	22,903	22,777
Accumulated other comprehensive gain (loss)	184	74
Total shareholders’ equity	34,187	33,932

Total liabilities and shareholders’ equity	$354,341	$342,010

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007
Interest and Dividend Income
Loans	$5,204	$5,580
Securities
Taxable	122	164
Tax-exempt	69	58
Other	26	67
Total interest and dividend income	5,421	5,869
Interest Expense
Deposits	1,949	2,026
Borrowings	929	876
Total interest expense	2,878	2,902
Net Interest Income	2,543	2,967
Provision for Loan Losses	250	250
Net Interest Income After Provision for Loan Losses	2,293	2,717

Non-interest Income
Deposit account service charges and fees	396	406
Net gains on loan sales	16	42
Net gain on other real estate owned	91	---
Other	279	252
Total non-interest income	782	700

Non-interest Expense
Salaries and employee benefits	1,227	1,190
Net occupancy and equipment expense	344	314
Computer service	135	121
Advertising	69	41
Other	558	523
Total non-interest expense	2,333	2,189

Income Before Income Taxes	742	1,228
Provision for Income Taxes	227	449
Net Income	$515	$779
Basic Earnings Per Share	$0.33	$0.49
Diluted Earnings Per Share	$0.33	$0.48
Dividends Declared Per Share	$0.25	$0.20

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2007	$15	$12,227	$22,623	$(25)	$34,840
Comprehensive income
Net income			779		779
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				34	34
Total comprehensive income					813
Dividends on common stock, $0.20 per share			(320)		(320)
Purchase and retirement of stock (7,500 shares)		(113)			(113)
Stock options exercised (290 shares)		4			4
Amortization of stock option compensation		4			4
Balance, March 31, 2007	$15	$12,122	$23,082	$9	$35,228

Balance, January 1, 2008	$15	$11,066	$22,777	$74	$33,932
Comprehensive income
Net income			515		515
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				110	110
Total comprehensive income					625
Dividends on common stock, $0.25 per share			(389)		(389)
Purchase and retirement of stock (2,900 shares)		(56)			(56)
Stock options exercised (4,341 shares)		67			67
Tax benefit of stock options exercised		6			6
Amortization of stock option compensation		2			2
Balance, March 31, 2008	$15	$11,085	$22,903	$184	$34,187

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating Activities
Net income	$515	$779
Items not requiring (providing) cash
Depreciation	136	127
Provision for loan losses	250	250
Amortization of premiums and discounts on securities	5	4
Gain on sale of loans	13	38
Loans originated for sale	(572)	(238)
Proceeds on loans sold	312	391
Amortization of stock options	2	4
Tax benefit related to stock options exercised	(6)	---
Changes in
Interest receivable and other assets	1,247	(661)
Interest payable and other liabilities	546	486
Net cash from operating activities	2,448	1,180

Investing Activities
Purchases of available-for-sale securities	---	(861)
Proceeds from maturities of available-for-sale securities	408	2,823
Net change in loans	(7,108)	4,850
Purchase of premises and equipment	(57)	(418)
Net cash from investing activities	(6,757)	6,394

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	9,362	4,918
Net change in certificates of deposit	(832)	(6,071)
Proceeds from Federal Home Loan Bank advances	15,000	5,500
Repayment of Federal Home Loan Bank advances	(12,000)	(12,000)
Proceeds from stock options exercised	67	4
Tax benefit related to stock options exercised	6	0
Repurchase of stock	(56)	(113)
Dividends paid	(389)	(320)
Net cash from financing activities	11,158	(8,082)

Increase (Decrease) in Cash and Cash Equivalents	6,849	(508)
Cash and Cash Equivalents, Beginning of Period	6,490	9,727
Cash and Cash Equivalents, End of Period	$13,339	$9,219

Supplemental Cash Flows Information
Interest paid	2,902	3,030
Income taxes paid	400	400

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	3	4

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
March 31, 2008

    Note 1 - General

    The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.  The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2007 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

    Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

	Three months ended March 31,
	2008	2007

Weighted average shares outstanding	1,558,523	1,602,174
Shares used to compute diluted earnings per share	1,560,997	1,612,091
Earnings per share	$0.33	$0.49
Diluted earnings per share	$0.33	$0.48

Note 4 – Disclosures About Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are not available, fair values are estimated  by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain other securities.  All of our available-for-sale securities are Level 2 securities.

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Avail-for-sale securities	$ 12,992	$ 0	$ 12,992	$ 0

Note 5 – Future Accounting Pronouncements

Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed.  Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting.  Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.”  The Corporation is evaluating the requirements of SFAS 141R to determine if it will have a significant impact on the Corporation’s financial condition or results of operations.

Financial Accounting Standards Board Statement No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

Financial Accounting Standards Board Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

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

    We have an experienced and committed staff and enjoy a good reputation for serving the people of the community and understanding their financial needs and for finding a way to meet those needs.  We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies.  We believe this sets us apart from the other 19 banks and credit unions that compete with us.  We also believe that operating independently under the same name for over 138 years is a benefit to us—especially as acquisitions and consolidations of local financial institutions continue.  Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local bank has proved to be a successful strategy.

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru, Caterpillar, Wabash National and Greater Lafayette Health Services; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; and a growing high-tech presence with the Purdue Research Park.  In the past, this diversity insulated us from economic downturns, but the slowdown of the last few years had a noticeable effect on the area.  More recently we have seen signs of returning growth and development.  According to the Lafayette-West Lafayette Development Corporation, at year end 2007, ten commercial projects totaling nearly $2 billion were either underway or just completed in the greater Lafayette area.  These and other companies created 820 new jobs, with growth seen in every sector.  The unemployment rate in Tippecanoe County has ranged from 3.5% to 4.5% for the past two years although it spiked to 4.9% in March 2008.  The reason for the spike reportedly was largely in the construction industry due to inclement weather and to temporary layoffs at a manufacturing company in Lafayette.

The community has made good progress in working through the effects of the overbuilding of one- to four-family housing by local and out-of-town construction companies.  Many of these houses were sold to marginally qualified borrowers, often financed by out-of-town lenders, to people who would otherwise have populated the rental market.  Holders of rental properties were faced with increased vacancies at the same time the state imposed substantially higher property tax rates.  The influx of these new houses on the market, along with increasing numbers of foreclosed properties, resulted in stagnant or declining property values and a large surplus of properties for sale.  As a result, even well-established landlords and builders are choosing to leave or are being forced out of the market.  However, information from the Lafayette Board of Realtors indicates that 1,690 properties were sold in Tippecanoe County from January 1, 2007 through January 1, 2008 with an average market time of 82 days compared to 1,838 sales for the same time period one year earlier with a market time of 80 days.  Average selling prices increased to $152,000 from $147,000 for the two time periods.  Our loan portfolio, which had been contracting for the last nine quarters, showed a $7.1 million, or 2.3%, increase in the first quarter of 2008.

While the local economy continues to improve, we continue to work with borrowers who have fallen substantially behind on their loans.  The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover probable losses.  The challenge is to get delinquent borrowers back on a workable payment schedule or to get control of their properties through an overburdened court system.  In March 2008, delinquent loans were at a 19-month low.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on deposits and borrowings.  Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin, which is the difference between the income generated from loans and the cost of the funding.  Our net interest income also depends on the shape of the yield curve.  In 2007, the curve gradually returned to a more normal slight upward slope.  Because deposits are generally tied to shorter-term market rates, and loans are generally tied to longer-term rates, the shrinking spread between the two has made it more difficult to maintain desired operating income levels.  Our expectation for 2008 is that short-term rates, which saw a 2.00% decrease in the first quarter, will drift slightly lower while long-term rates will gradually increase through most of the year maintaining a more traditional upward sloping yield curve throughout most of the year.

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

Critical Accounting Policies

    Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of March 31, 2008.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

    Our total assets increased $12.3 million, or 3.61%, during the three months from December 31, 2007 to March 31, 2008.  Primary components of this increase were a $7.1 million increase in net loans receivable including loans held for sale and a $7.0 million increase in short term investments, offset by a $1.3 million decrease in other assets due partly to a $658,000 decrease in other real estate owned.  Management attributes the increase in loans primarily to the decision to book rather than sell fixed rate residential mortgages in an effort to increase the loan portfolio.  The Bank’s minimal interest rate risk exposure made this strategy possible.  Because of increased funding needs we raised $8.5 million of deposits including a $5.0 million increase in NOW accounts.  Additionally we increased Federal Home Loan Bank advances by $3.0 million.

    Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, decreased from $13.9 million at December 31, 2007 to $11.6 million at March 31, 2008.  Non-performing loans and accruing loans 90 days past due totaled $8.3 million at March 31, 2008 and consisted of $6.6 million, or 80.07%, of one- to four-family or multi-family residential real estate loans, $1.4 million, or 16.84%, of loans on land or commercial property, $199,000, or 2.41%, of commercial business loans and $56,000, or 0.68%, of consumer loans.  Non-performing assets also include $3.3 million in foreclosed assets.  At March 31, 2008, our allowance for loan losses equaled 1.07% of total loans compared to 1.23% at December 31, 2007.  The allowance for loan losses at March 31, 2008 totaled 28.37% of non-performing assets compared to 26.56% at December 31, 2007, and 39.67% of non-performing loans at March 31, 2008 compared to 37.04% at December 31, 2007.  Our non-performing assets equaled 3.26% of total assets at March 31, 2008 compared to 4.08% at December 31, 2007.  Non-performing assets totaling $676,000 were charged off in the first three months of 2008, offset by recoveries of $1,000.  These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off.   Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

    Shareholders’ equity increased from $33.9 million at December 31, 2007 to $34.2 million at March 31, 2008, an increase of $255,000, or 0.75%, primarily as a result of net income of $515,000, partially offset by our payment of $389,000 of dividends on common stock, and the repurchase of 2,900 shares of our stock as part of a stock repurchase program.  Shareholders’ equity to total assets was 9.65% at March 31, 2008 compared to 9.92% at December 31, 2007.

Results of Operations

Comparison of Operating Results the Quarter Ended March 31, 2008 and March 31, 2007

General.  Net income for the three months ended March 31, 2008 was $515,000, a decrease of $264,000, or 33.89%, over the three months ended March 31, 2007.  The decrease was primarily due to a $424,000 decrease in net interest income and a $144,000 increase in non-interest expenses, partially offset by a $82,000 increase in non-interest income, and a $222,000 decrease in taxes on income.

Net Interest Income.  Net interest income for the three months ended March 31, 2008 decreased $424,000, or 14.29%, over the same period in 2007.  This decrease was due to a 37 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.48% for the three months ended March 31, 2007 to 3.11% for the three months ended March 31, 2008 together with a $1.1 million decrease in net interest-earning assets.  The decrease in net interest margin is primarily due to the 25 basis point decrease in the average rate on interest-earning assets from 6.88% for the three months ended March 31, 2007 to 6.62% for the three months ended March 31, 2008 and a 12 basis point increase in the average rate on interest-bearing liabilities from 3.56% to 3.68% for the same respective periods.

Interest income on loans decreased $376,000, or 6.74%, for the three months ended March 31, 2008 compared to the same three months in 2007.  The average rate on loans fell from 7.14% to 6.92% partly due to the immediate decrease in rate for over $45 million of loans tied to prime as the Federal Reserve lowered rates a total of 300 basis points from September 2007 to March 2008.  The average balance of loans decreased by $11.9 million due to a tightening of underwriting standards.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $72,000, or 24.91%, for the three months ended March 31, 2008 compared to the same period in 2007.  This was the result of a $2.1 million decrease in average balances and a 77 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock.  We allowed investment securities to run off, moving some of that money into short term investments because of loan growth opportunities.   Investment securities decreased from $28.5 million at

March 31, 2007 to $26.5 million at March 31, 2008 while the average yield decreased from 4.05% for the first three months of 2007 to 3.28% over the same period in 2008 due to the movement into short term investments and the lower short term interest rates in the economy.

Interest expense for the three months ended March 31, 2008 decreased $24,000, or 0.83%, over the same period in 2007 as a $53,000 increase in interest expense on Federal Home Loan Bank advances due to a $4.3 million increase in the average balance of these advances was more than offset by a $77,000 decrease in interest on deposits.  The decrease in deposit interest expense was due to a $17.2 million decrease in deposits offset by an increase in the average rate paid on deposits from 3.18% for the first three months of 2007 to 3.28% for the first three months of 2008.  The increase in rates was due to generally higher interest rates in the economy, especially for longer-term products.  The interest rate on Federal Home Loan Bank advances was unchanged.

Provision for Loan Losses.   The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.  As noted earlier, our delinquent loans, including non-performing loans, are at a 19-month low.

	03/31/08	12/31/07	03/31/07

Loans delinquent 30-59 days	$542	$364	$483
Loans delinquent 60-89 days	1,260	1,763	4,807
Total delinquencies	1,802	2,127	5,290

Accruing loans past due 90 days	1,669	59	1,331
Non-accruing loans	6,592	9,935	11,192
Total non-performing loans	8,261	9,994	12,523
OREO	3,292	3,944	4,691
Total non-performing assets	$11,553	$13,938	$17,214

The accrual of interest income is discontinued when a loan becomes 90 days or three payments past due.  Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and the borrower has the capacity to repay.   Delinquent loans, non-performing loans and other real estate owned (“OREO”) properties all showed improvement compared to the prior quarter and the prior year, reflecting the efforts of the staff and the slowly improving local economy.

The decrease in non-performing loans at March 31, 2008 compared to December 31, 2007 was generally due to properties being taken into OREO, payoffs or improvements in the borrower’s situation which brought them back to performing status.  We took $658,000 into OREO in the first quarter and received another $583,000 in properties that were received and sold within the quarter.

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

    Our analysis of the loan portfolio begins at the time the loan is originated, when each loan is assigned a risk rating.  If the loan is a commercial credit, the borrower will also be assigned a similar rating.  Loans that continue to perform as agreed will be included in one of the non-impaired loan categories.  Loans no longer performing as agreed are assigned a lower risk rating, eventually resulting in their being regarded as classified loans.  A collateral re-evaluation is completed on all classified loans to determine if an impairment should be established.  This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans.  These components are added together and compared to the balance of our allowance at the evaluation date.

    As part of our analysis we look at all loans rated doubtful, substandard, special mention and watch.  These loans are specifically reviewed and a specific allowance is designated for this group of loans.  At March 31, 2008, specifically reviewed loans totaled $56.5 million compared to $51.1 million at December 31, 2007.  Most of the increase was due to a $7.9 million increase in watch loans.  These are loans that are performing as agreed but are loans in which management has detected some weakness that warrants closer monitoring.  We are proactive in identifying and addressing potential problem loans and believe this is a reason for our success in reducing non-performing loans.  In addition, the use of a third-party independent loan review for commercial loans increases our confidence that potential problems will be identified and addressed early.  Individual impairment reports are prepared each quarter for all substandard loans and an expected impairment is determined based on the estimated realizable value of the collateral.

    The remainder of the portfolio is assigned a reserve based on a five-year average of historical charge-off levels.  In addition, a qualitative analysis is done on environmental factors that may have an impact on future loan losses and the resulting estimated potential loss is applied to the entire portfolio.   In March we adjusted five of these factors.  The risk from the levels of and trends in delinquencies was reduced as a result of the reduction in delinquent loans discussed above.  The risk of loss from charge-offs was increased because of the anticipated increase in the acquisition and sale of OREO properties.  The risk from the change in underwriting standards was decreased as the new credit analysis guidelines and credit department have effectively changed the credit culture of the bank.  The risk from regulatory reviews was reduced due to the response from the Office of Thrift Supervision (“OTS”) visit in 2007.  The risk from credit concentrations was increased as the concentrations in one- to four-family non-owner occupied and land development loans approached or exceeded internal limits.  This is the first change in these factors in almost two years.

     As a result of our analysis we recorded a $250,000 provision for loan losses for the three months ended March 31, 2008, the same as the provision made for the same period in 2007.  This provision was deemed appropriate to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs.  An analysis of the allowance for loan losses for the three months ended March 31, 2008 and 2007 follows:
	(Dollars in Thousands)
	2008	2007

Balance at January 1	$3,702	2,770
Loans charged off	(676)	(149)
Recoveries	1	9
Provision	250	250
Balance at March 31	$3,277	$2,876

    The balance of loan loss reserves decreased $425,000, from $3.7 million at December 31, 2007 to $3.2 million at March 31, 2008.  This decline primarily reflects the charge-off of loans previously identified as impaired and specifically reserved.  These charge-offs resulted in a decrease in the specific allowance on impaired loans of $563,000.

    Non-Interest Income.  Non-interest income for the three months ended March 31, 2008 increased by $82,000, or 11.71%, compared to the same period in 2007.  This was primarily due to a $91,000 increase in the gain on other real estate owned as we were able to dispose of several properties we had previously written down at a higher price than expected.  This increase was augmented by a $27,000 increase in other income and was partially offset by a $10,000 decrease in fees on deposit accounts and a $26,000 decrease in the gain on the sale of mortgage loans due to a decrease in loans sold.

Non-Interest Expense.  Non-interest expense for the three months ended March 31, 2008 increased $144,000 over the same period in 2007 due to relatively small increases in each category.  Salaries were up $37,000 due to an increase in loan origination activity by commission-based loan originators and an increase in health insurance costs, a $30,000 increase in occupancy costs due to higher depreciation and janitorial expense, a $28,000 increase in advertising expense as we work to increase loan and deposit activity and a $35,000 increase in other expenses due primarily to an increase in FDIC insurance expense and losses from fraud directed at bank customers.

Income Tax Expense.  Our income tax provision decreased by $222,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, due primarily to decreased income.

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

    Our liquidity ratios at March 31, 2008 and December 31, 2007 were 8.17% and 5.83%, respectively, compared to a regulatory liquidity base, and 6.05% and 4.36% compared to total assets at the end of each period.

    We anticipate that we will have sufficient funds available to meet current funding commitments.  At March 31, 2008, we had outstanding commitments to originate loans and available lines of credit totaling $29.6 million and commitments to provide funds to complete current construction projects in the amount of $1.6 million. We had no outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $109.1 million at March 31, 2008.  Included in that number are $33.3 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $22.8 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

    Shareholders’ equity totaled $34.2 million at March 31, 2008 compared to $33.9 million at December 31, 2007, an increase of $255,000, or 0.75%, due primarily to net income of $515,000, partially offset by our payment of dividends on common stock and the repurchase of 2,900 shares of our stock as part of a stock repurchase program.  Shareholders’ equity to total assets was 9.65% at March 31, 2008 compared to 9.92% at December 31, 2007.

    Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of March 31, 2008 and December 31, 2007, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at March 31, 2008 and December 31, 2007 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total risk-based capital (to risk-weighted assets)	$36,081	13.3%	$21,674	8.0%	$27,093	10.0%
Tier I capital (to risk-weighted assets)	33,649	12.4	10,837	4.0	16,256	6.0
Tier I capital (to adjusted total assets)	33,649	9.5	10,636	3.0	17,727	5.0
Tier I capital (to adjusted tangible assets)	33,649	9.5	7,091	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,649	9.5	5,318	1.5	N/A	N/A

As of December 31, 2007
Total risk-based capital (to risk-weighted assets)	$36,320	13.9%	$20,954	8.0%	$26,192	10.0%
Tier I capital (to risk-weighted assets)	33,444	12.8	10,477	4.0	15,716	6.0
Tier I capital (to adjusted total assets)	33,444	9.8	10,249	3.0	17,081	5.0
Tier I capital (to adjusted tangible assets)	33,444	9.8	6,833	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,444	9.8	5,124	1.5	N/A	N/A

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.   Controls and Procedures

    Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of March 31, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

    Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

    None.

Item 1A.   Risk Factors

    Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[2]

January 1 – January 31, 2008	1,900	19.23	1,900	59,817

February 1 – February 28, 2008	---	---	---	59,817

March 1 – March 31, 2008	1,000	19.00	1,000	58,817

Total	2,900	$19.15	2,900	58,817
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

LSB FINANCIAL CORP.
(Registrant)

Date:	May 15, 2008	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date:	May 15, 2008	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 906 Certification