Form 10-Q
period 2008-06-29
LSB FINANCIAL CORP
filed 2008-08-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at August 13, 2008
Common Stock, $.01 par value per share	1,553,409 shares

LSB FINANCIAL CORP.

i

PART IFINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$1,450	$1,644
Short-term investments	8,610	4,846
Cash and cash equivalents	10,060	6,490
Available-for-sale securities	12,293	13,221
Total loans	309,176	300,610
Less: Allowance for loan losses	(3,470)	(3,702)
Net loans	305,706	296,908
Premises and equipment, net	6,661	6,815
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	5,728	5,613
Interest receivable and other assets	7,535	8,966
Total Assets	$351,980	$342,010

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$239,536	$232,030
Federal Home Loan Bank advances	76,256	74,256
Interest payable and other liabilities	2,135	1,792
Total liabilities	317,927	308,078

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2008 - 1,553,409 shares, 2007 - 1,557,968 shares	15	15
Additional paid-in-capital	10,977	11,066
Retained earnings	23,035	22,777
Accumulated other comprehensive income	26	74
Total shareholders’ equity	34,053	33,932

Total liabilities and shareholders’ equity	$351,980	$342,010

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest and Dividend Income
Loans	$5,153	$5,491	$10,356	$11,071
Securities
Taxable	123	128	245	292
Tax-exempt	69	66	138	124
Other	29	43	56	111
Total interest and dividend income	5,374	5,728	10,795	11,598
Interest Expense
Deposits	1,867	2,033	3,816	4,059
Borrowings	907	821	1,836	1,698
Total interest expense	2,774	2,854	5,652	5,757
Net Interest Income	2,600	2,874	5,143	5,841
Provision for Loan Losses	250	490	500	740
Net Interest Income After Provision for Loan Losses	2,350	2,384	4,643	5,101

Non-interest Income
Deposit account service charges and fees	433	478	829	884
Net gains on loan sales	8	95	25	137
Gain(loss) on sale other real estate owned	(72)	(33)	19	(33)
Other	353	245	632	497
Total non-interest income	722	785	1,505	1,485

Non-Interest Expense
Salaries and employee benefits	1,145	1,243	2,372	2,434
Net occupancy and equipment expense	341	356	686	669
Computer service	135	115	270	237
Advertising	72	111	140	152
Other	623	644	1,181	1,166
Total non-interest expense	2,316	2,469	4,649	4,658

Income Before Income Taxes	756	700	1,499	1,928
Provision for Income Taxes	235	249	462	698
Net income	$521	$451	$1,037	$1,230
Basic Earnings Per Share	$0.34	$0.28	$0.67	$0.77
Diluted Earnings Per Share	$0.33	$0.28	$0.66	$0.77
Dividends Declared Per Share	$0.25	$0.20	$0.50	$0.40

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2007	$15	$12,227	$22,623	$(25)	$34,840
Comprehensive income
Net income			1,230		1,230
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				(88)	(88)
Total comprehensive income					1,142
Dividends on common stock, $0.40 per share			(639)		(639)
Purchase and retirement of stock (34,500 shares)		(897)			(897)
Stock options exercised (290 shares)		4			4
Amortization of stock option compensation		7			7
Balance, June 30, 2007	$15	$11,341	$23,214	$(113)	$34,457

Balance, January 1, 2008	$15	$11,066	$22,777	$74	$33,932
Comprehensive income
Net income			1,037		1,037
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				(48)	(48)
Total comprehensive income					989
Dividends on common stock, $0.50 per share			(779)		(779)
Purchase and retirement of stock (8,900 shares)		(166)			(166)
Stock options exercised (4,341 shares)		67			67
Tax benefit of stock options exercised		6			6
Amortization of stock option compensation		4			4
Balance, June 30, 2008	$15	$10,977	$23,035	$26	$34,053

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Operating Activities
Net income	$1,037	$1,230
Items not requiring (providing) cash
Depreciation	275	244
Provision for loan losses	500	740
Amortization of premiums and discounts on securities	10	6
Gain on sale of loans	(19)	(129)
Loans originated for sale	(492)	(957)
Proceeds on loans sold	511	774
Loss on sale and writedowns of OREO	222	239
Amortization of stock options	4	7
Tax benefit related to stock options exercised	(6)	0
Changes in
Interest receivable and other assets	40	(421)
Interest payable and other liabilities	343	260
Net cash from operating activities	2,425	1,993

Investing Activities
Purchases of available-for-sale securities	---	(1,361)
Proceeds from maturities of available-for-sale securities	838	3,097
Net change in loans	(10,612)	15,727
Proceeds from sale of OREO	2,405	779
Purchase of premises and equipment	(121)	(571)
Net cash from investing activities	(7,490)	17,671

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	8,541	6,034
Net change in certificates of deposit	(1,035)	(14,303)
Proceeds from Federal Home Loan Bank advances	19,000	28,500
Repayment of Federal Home Loan Bank advances	(17,000)	(38,500)
Proceeds from stock options exercised	67	4
Tax benefit related to stock options exercised	6	0
Repurchase of stock	(166)	(897)
Dividends paid	(779)	(639)
Net cash from financing activities	8,634	(19,801)

Increase (Decrease) in Cash and Cash Equivalents	3,569	(137)
Cash and Cash Equivalents, Beginning of Period	6,490	9,727
Cash and Cash Equivalents, End of Period	$10,059	$9,590

Supplemental Cash Flows Information
Interest paid	5,724	5,867
Income taxes paid	400	870

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	6	8
Loans transferred to OREO	1,314	1,478

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
June 30, 2008
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

Note 3 - Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares.  All shares related to stock options outstanding were included in the diluted earnings per share calculation as their effect would be dilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Weighted average shares outstanding (excluding unearned ESOP shares in 2007)	1,555,310	1,608,977	1,556,917	1,596,638
Shares used to compute diluted earnings per share	1,556,894	1,616,667	1,558,960	1,604,646
Earnings per share	$0.34	$0.28	$0.67	$0.77
Diluted earnings per share	$0.33	$0.28	$0.66	$0.77

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

Level 1	Quoted prices in active markets for identical assets or liabilities

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

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$ 12,293	$ 0	$ 12,293	$ 0

Note 5 – Future Accounting Pronouncements

Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and is effective for years beginning after December 15, 2008, for the Company January 1, 2009,  and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed.  Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.

Financial Accounting Standards Board Statement No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

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

and a growing high-tech presence with the Purdue Research Park.  In the past, this diversity insulated us from economic downturns, but the slowdown of the last few years had a noticeable effect on the area.  More recently we have seen signs of returning growth and development.  According to the Lafayette-West Lafayette Development Corporation (LWLDC), at year end 2007, ten commercial projects totaling nearly $2 billion were either underway or just completed in the greater Lafayette area. In the first quarter of 2008 expansions were announced in manufacturing, life sciences and technology employment as well as healthcare with two new hospitals, a combined $402 million investment.   The LWLDC also notes that five new hotels are in progress, and the retail/restaurant sector is welcoming newcomers.  The unemployment rate in Tippecanoe County has generally ranged from 3.5% to 4.5% for the past two years, most recently measured at 4.2% in May 2008.  There was a 4.9% spike in March due largely to the effect of inclement weather on the construction industry and to temporary layoffs at a manufacturing company in Lafayette.

The community has made good progress in working through the effects of the overbuilding of one- to four-family housing by local and out-of-town construction companies.  Many of these houses were sold to marginally qualified borrowers, often financed by out-of-town lenders, to people who would otherwise have populated the rental market.  Holders of rental properties were faced with increased vacancies at the same time the state imposed substantially higher property tax rates.  The influx of these new houses on the market, along with increasing numbers of foreclosed properties, resulted in stagnant or declining property values and a large surplus of properties for sale.  As a result, even well-established landlords and builders are choosing to leave or are being forced out of the market.  However, information from the Lafayette Board of Realtors indicates that 1,690 properties were sold in Tippecanoe County from January 1, 2007 through January 1, 2008 with an average market time of 82 days compared to 1,838 sales for the same time period one year earlier with a market time of 80 days.  Average selling prices increased to $152,000 from $147,000 for the two time periods.  Our loan portfolio showed an $8.8 million, or 2.0%, increase in the first six months of 2008.

While the local economy continues to improve, we continue to work with borrowers who have fallen substantially behind on their loans.  The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover probable losses.  The challenge is to get delinquent borrowers back on a workable payment schedule or to get control of their properties through an overburdened court system.  In June 2008, delinquent loans were at a 42-month low.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of June 30, 2008.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Our total assets increased $10.0 million, or 2.92%, during the six months from December 31, 2007 to June 30, 2008.  Primary components of this increase were an $8.8 million increase in net loans receivable and a $3.8 million increase in short term investments, offset by a $1.4 million decrease in other assets due partly to a $1.3 million decrease in other real estate owned.  Management attributes the increase in loans primarily to the decision to take advantage of the Bank’s minimal interest rate risk exposure to book rather than sell fixed rate residential mortgages in an effort to increase the loan portfolio as well as increased interest in non-residential property financing.  Because of increased funding needs we raised $7.5 million of deposits including a $3.8 million increase in Negotiable Order of Withdrawal (NOW) accounts.  Additionally we increased Federal Home Loan Bank advances by $2.0 million.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, decreased from $13.9 million at December 31, 2007 to $10.8 million at June 30, 2008.  Non-performing loans and accruing loans 90 days past due totaled $8.2 million at June 30, 2008 and consisted of $6.1 million, or 74.64%, of one- to four-family or multi-family residential real estate loans, $1.8 million, or 21.68%, of loans on land or commercial property, $271,000, or 3.31%, of commercial business loans and $30,000, or 0.37%, of consumer loans.  Non-performing assets also include $2.6 million in foreclosed assets.  At June 30, 2008, our allowance for loan losses equaled 1.14% of total loans compared to 1.25% at December 31, 2007.  The allowance for loan losses at June 30, 2008 totaled 32.04% of non-performing assets compared to 26.56% at December 31, 2007, and 42.32% of non-performing loans at June 30, 2008 compared to 37.04% at December 31, 2007.  Our non-performing assets equaled 3.08% of total assets at June 30, 2008 compared to 4.08% at December 31, 2007.  Non-performing assets totaling $746,000 were charged off in the first six months of 2008, offset by recoveries of $14,000.  These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off.   Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $33.9 million at December 31, 2007 to $34.1 million at June 30, 2008, an increase of $121,000, or 0.36%, primarily as a result of net income of $1.0 million, partially offset by our payment of $779,000 of dividends on common stock, and the repurchase of 8,900 shares of our stock as part of a stock repurchase program.  Shareholders’ equity to total assets was 9.67% at June 30, 2008 compared to 9.92% at December 31, 2007.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2008 and June 30, 2007

General.  Net income for the six months ended June 30, 2008 was $1.0 million, a decrease of $193,000, or 15.69%, over the six months ended June 30, 2007.  Net income for the quarter ended June 30, 2008 was $521,000, an increase of $70,000, or 15.52%, over the comparable quarter in 2007. The decrease for the six month period was primarily due to a $698,000 decrease in net interest income partially offset by a $240,000 decrease in the provision for loan losses, a $236,000 decrease in taxes on income, a $20,000 increase in non-interest income and a $9,000 decrease in non-interest expenses.  The increase for the three month period was primarily due to a $240,000 decrease in the provision for losses, a $153,000 decrease in non-interest expenses and a $14,000 decrease in taxes on income partially offset by a $274,000 decrease in net interest income and a $63,000 decrease in non-interest income.

Net Interest Income.  Net interest income for the six months ended June 30, 2008 decreased $698,000, or 11.95%, over the same period in 2007.  This decrease was due to a 36 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.48% for the six months ended June 30, 2007 to 3.12% for the six months ended June 30, 2008 together with a $6.3 million decrease in average net interest-earning assets.  The decrease in net interest margin is primarily due to the 35 basis point decrease in the average rate on interest-earning assets from 6.91% for the six months ended June 30, 2007 to 6.56% for the six months ended June 30, 2008. The average rate on interest-bearing liabilities changed only one basis point during this period from 3.59% to 3.60% for the same respective periods.  Net interest income for the three months ended June 30, 2008 decreased $274,000, or 9.53%, over the same period in 2007 for similar reasons.

Interest income on loans decreased $715,000, or 6.47%, for the six months ended June 30, 2008 compared to the same six months in 2007.  The average rate on loans fell from 7.19% to 6.83% partly due to the immediate decrease in rate for over $45 million of loans tied to prime as the Federal Reserve lowered rates a total of 300 basis points from September 2007 to March 2008.  The average balance of loans decreased by $4.6 million due to a tightening of underwriting standards.  Interest income on loans decreased $338,000 for the second quarter of 2008 compared to the second quarter of 2007 due to a decrease in the average yield on loans from 7.25% for the second quarter of 2007 to 6.74% for the second quarter of 2008 partly offset by a $2.7 million increase in the average balance of loans from $303.1 million for the second quarter of 2007 to $305.9 million for the second quarter of 2008 as we begin to see signs of an improving local economy.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $88,000, or 24.91%, for the six months ended June 30, 2008 compared to the same period in 2007.  This was the result of a 42 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock and a $1.7 million decrease in average balances.  The decrease in yield was primarily caused by the decrease in the return on short term investments due to the Federal Reserve rate cuts mentioned above.  Interest income on other investments and Federal Home Loan Bank stock decreased $16,000 for the second quarter of 2008 compared to the second quarter of 2007 due to a slight decrease in the average yield on other investments and Federal Home Loan Bank stock from 3.57% for the second quarter of 2007 to 3.52% over the same period in 2008, as well as a $1.4 million decrease in average balances.

Interest expense for the six months ended June 30, 2008 decreased $105,000, or 1.82%, over the same period in 2007 due to a $243,000 decrease in interest on deposits partially offset by a $138,000 increase in interest expense on Federal Home Loan Bank advances.  The lower deposit costs were due to a $13.4 million decrease in average deposits and a decrease in the average rate paid on deposits from 3.22% for the first six months of 2007 to 3.20% for the first six months of 2008.  The increase in Federal Home Loan Bank advance expense was due to a $7.1 million increase in average balances partially offset by a decrease in the average rate paid on advances from 4.95% for the first six months of 2007 to 4.85% for the first six months of 2008. The lower rates were generally due to the lower interest rates in the economy, especially for shorter-term products.   Interest expense decreased $80,000, or 2.80%, for the second quarter of 2008 from the same period in 2007 primarily due to a $6.3 million decrease in average interest-bearing liabilities for the three month period ended June 30, 2008 compared to the same period in 2007.  The average rate paid on average interest-bearing liabilities was virtually unchanged.

Provision for Loan Losses.  The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.  As noted earlier, our delinquent loans, including non-performing loans, are at a 42-month low.

	06/30/08	12/31/07	06/30/07

Loans delinquent 30-59 days	$162	$364	$1,288
Loans delinquent 60-89 days	687	1,763	5,552
Total delinquencies	849	2,127	6,840

Accruing loans past due 90 days	0	59	2,088
Non-accruing loans	8,200	9,935	10,099
Total non-performing loans	8,200	9,994	12,187
OREO	2,630	3,944	4,612
Total non-performing assets	$10,830	$13,938	$16,799

The accrual of interest income is discontinued when a loan becomes 90 days and three payments past due.  Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and the borrower has the capacity to repay.  Troubled debt restructurings are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure.   Delinquent loans, non-performing loans and other real estate owned (“OREO”) properties all showed improvement compared to the prior quarter and the prior year, reflecting the efforts of the staff and the slowly improving local economy.

The decrease in non-performing loans at June 30, 2008 compared to December 31, 2007 was generally due to properties being taken into OREO, payoffs or improvements in the borrower’s situation which brought them back to performing status.  We took $804,000 into OREO in the first six months of 2008 and received another $583,000 in properties that were received and sold within the six months.  We sold a total of $2.6 million of OREO properties during the first six months of 2008.

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

Our analysis of the loan portfolio begins at the time the loan is originated, when each loan is assigned a risk rating.  If the loan is a commercial credit, the borrower will also be assigned a similar rating.  Loans that continue to perform as agreed will be included in one of the non-impaired loan categories.  Loans no longer performing as agreed are assigned a numerically lower risk rating, eventually resulting in their being regarded as classified loans.  A collateral re-evaluation is completed on all classified loans to determine if an impairment should be established.  This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans.  These components are added together and compared to the balance of our allowance at the evaluation date.

As part of our analysis we look at all loans rated doubtful, substandard, special mention and watch.  These loans are specifically reviewed and a specific allowance is designated for this group of loans.  At June 30, 2008, specifically reviewed loans totaled $55.3 million compared to $51.1 million at December 31, 2007.  Most of the increase was due to a $7.4 million increase in watch loans.  These are loans that are performing as agreed but are loans in which management has detected some weakness that warrants closer monitoring.  We are proactive in identifying and addressing potential problem loans and believe this is a reason for our success in reducing non-performing loans.  In addition, the use of a third-party independent loan review for commercial loans increases our confidence that potential problems will be identified and addressed early.  Individual impairment reports are prepared each quarter for all substandard loans and an expected impairment is determined based on the estimated realizable value of the collateral.  Over this same period substandard loans were reduced by $3.5 million as loans were either restructured or taken into OREO.

The remainder of the portfolio is assigned a reserve based on a five-year average of historical charge-off levels.  In addition, a qualitative analysis is done on environmental factors that may have an impact on future loan losses and the resulting estimated potential loss is applied to the entire portfolio.   In March we adjusted five of these factors.  The risk from the levels of and trends in delinquencies was reduced as a result of the reduction in delinquent loans discussed above.  The risk of loss from charge-offs was increased because of the anticipated increase in the acquisition and sale of OREO properties.  The risk from the change in underwriting standards was decreased as the new credit analysis guidelines and credit department have effectively changed the credit culture of the bank.  The risk from regulatory reviews was reduced due to the response from the Office of Thrift Supervision (“OTS”) visit in 2007.  The risk from credit concentrations was increased as the concentrations in one- to four-family non-owner occupied and land development loans approached or exceeded internal limits.  This is the first change in these factors in almost two years.  There were no changes made to environmental factors in the second quarter.

 As a result of our analysis we recorded a $500,000 provision for loan losses for the six months ended June 30, 2008, compared to $740,000 for the same period in 2007.  This provision was deemed appropriate by management to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs.  An analysis of the allowance for loan losses for the six months ended June 30, 2008 and 2007 follows:

(Dollars in Thousands)
	2008	2007

Balance at January 1	$3,702	2,770
Loans charged off	(746)	(524)
Recoveries	14	22
Provision	500	740
Balance at June 30	$3,470	$3,008

The balance of loan loss reserves decreased $232,000, from $3.7 million at December 31, 2007 to $3.5 million at June 30, 2008.  This decline primarily reflects the first quarter charge-off of $682,000 of loans previously identified as impaired and specifically reserved.  These charge-offs resulted in a decrease in the specific allowance on impaired loans of $563,000.  The balance of loan loss reserves increased by $193,000 in the second quarter of 2008.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2008 increased by $20,000, or 1.35%, compared to the same period in 2007.  This was primarily due to a $135,000 increase in other income generally due to higher fees for loan closings and debit card usage due to increases in volume and to recoveries on our check coverage program and a $52,000 increase in the gain on other real estate owned as we were able to dispose of several properties we had previously written down at a higher price than expected partially offset by a $112,000 decrease in the gain on the sale of mortgage loans due to a decrease in loans sold and a  $55,000 decrease in fees on deposit accounts.  Non-interest income for the second quarter of 2008 decreased by $63,000 compared to the same period in 2007 primarily due to an $87,000 decrease in the gain on the sale of mortgage loans in the secondary market due to lower activity, a $39,000 increase in the loss on the sale of other real estate owned due to a downward adjustment to the OREO value of several properties to reflect accepted offers and a $45,000 decrease in fees on deposit accounts offset by a $108,000 increase in other income for the reasons mentioned above.

Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2008 decreased $9,000 over the same period in 2007 due to relatively small changes in each category.  Salaries were down $62,000 primarily due to a decrease in incentive pay and an increase in health insurance costs.  Other changes included a $17,000 increase in occupancy costs due to higher depreciation and maintenance expense, a $12,000 decrease in advertising expense as we focus more on direct mailing and a $15,000 increase in other expenses due primarily to an increase in FDIC insurance expense and expenses related to foreclosed and bank-owned property.  Non-interest expense for the second quarter of 2008 decreased by $153,000 over the same period in 2007, due largely to the factors mentioned above.

Income Tax Expense.   Our income tax provision decreased by $236,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due primarily to decreased income.  Our income tax provision decreased by $14,000 for the second quarter of 2008 compared to the second quarter of 2007 because of the effects of negative earnings in December.

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

Our liquidity ratios at June 30, 2008 and December 31, 2007 were 6.90% and 5.83%, respectively, compared to a regulatory liquidity base, and 5.14% and 4.36% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At June 30, 2008, we had outstanding commitments to originate loans and available lines of credit totaling $38.3 million and commitments to provide funds to complete current construction projects in the amount of $2.6 million. We had no outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $115.6 million at June 30, 2008.  Included in that number are $31.2 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $30.8 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $34.1 million at June 30, 2008 compared to $33.9 million at December 31, 2007, an increase of $121,000, or 0.36%, due primarily to net income of $1.0 million, partially offset by our payment of dividends on common stock and the repurchase of 8,900 shares of our stock as part of a stock repurchase program.  Shareholders’ equity to total assets was 9.67% at June 30, 2008 compared to 9.92% at December 31, 2007.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of June 30, 2008 and December 31, 2007, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at June 30, 2008 and December 31, 2007 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total risk-based capital (to risk-weighted assets)	$36,321	13.5%	$21,507	8.0%	$26,884	10.0%
Tier I capital (to risk-weighted assets)	33,772	12.6	10,754	4.0	16,130	6.0
Tier I capital (to adjusted total assets)	33,772	9.6	10,545	3.0	17,574	5.0
Tier I capital (to adjusted tangible assets)	33,772	9.6	7,030	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,772	9.6	5,272	1.5	N/A	N/A

As of December 31, 2007
Total risk-based capital (to risk-weighted assets)	$36,320	13.9%	$20,954	8.0%	$26,192	10.0%
Tier I capital (to risk-weighted assets)	33,444	12.8	10,477	4.0	15,716	6.0
Tier I capital (to adjusted total assets)	33,444	9.8	10,249	3.0	17,081	5.0
Tier I capital (to adjusted tangible assets)	33,444	9.8	6,833	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,444	9.8	5,124	1.5	N/A	N/A

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

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of June 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[2]

April 1 – April 30, 2008	4,000	18.44	4,000	54,817

May 1 – May 31, 2008	1,000	18.00	1,000	53,817

June 1 – June 30, 2008	1,000	17.86	1,000	52,817

Total	6,000	$18.27	6,000	52,817
_______________________
1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 16, 2008, LSB Financial Corp. held its Annual Meeting of Stockholders (the “Meeting”).

The directors who were elected at the Meeting for a term to expire in 2011, are as follows:

	For	Withheld

Mary Jo David	1,273,266	162,850
Thomas R. McCully	1,278,653	157,463
Peter Neisel	1,364,908	71,208
Jeffrey A. Poxon	1,274,058	162,058

The directors whose terms continued after the Meeting are as follows: James A. Andrew, Kenneth P. Burns, Philip W. Kemmer, Mariellen M. Neudeck, Charles W. Shook and Randolph F. Williams.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: August 14, 2008	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification