Form 10-Q
period 2008-09-30
LSB FINANCIAL CORP
filed 2008-11-13
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at November 10, 2008
Common Stock, $.01 par value per share	1,553,525 shares

LSB FINANCIAL CORP.

i

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$1,370	$1,644
Short-term investments	8,281	4,846
Cash and cash equivalents	9,651	6,490
Available-for-sale securities	11,938	13,221
Loans held for sale	548	---
Total loans	326,044	300,610
Less: Allowance for loan losses	(3,614)	(3,702)
Net loans	322,430	296,908
Premises and equipment, net	6,569	6,815
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	5,784	5,613
Interest receivable and other assets	6,440	8,966
Total Assets	$367,357	$342,010

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$254,246	$232,030
Federal Home Loan Bank advances	76,756	74,256
Interest payable and other liabilities	2,246	1,792
Total liabilities	333,248	308,078

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2008 - 1,553,525 shares, 2007 - 1,557,968 shares	15	15
Additional paid-in-capital	10,980	11,066
Retained earnings	23,039	22,777
Accumulated other comprehensive income	75	74
Total shareholders’ equity	34,109	33,932

Total liabilities and shareholders’ equity	$367,357	$342,010

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest and Dividend Income
Loans	$5,081	$5,529	$15,437	$16,600
Securities
Taxable	116	135	362	427
Tax-exempt	68	70	205	194
Other	30	35	86	145
Total interest and dividend income	5,295	5,769	16,090	17,366
Interest Expense
Deposits	1,942	2,005	5,759	6,065
Borrowings	913	924	2,748	2,621
Total interest expense	2,855	2,929	8,507	8,686
Net Interest Income	2,440	2,840	7,583	8,680
Provision for Loan Losses	352	180	852	920
Net Interest Income After Provision for Loan Losses	2,088	2,660	6,731	7,760

Non-interest Income
Deposit account service charges and fees	465	486	1,293	1,371
Net gains on loan sales	34	37	58	174
Gain (loss) on sale of other real estate owned	11	(115)	31	(148)
Other	288	293	920	790
Total non-interest income	798	701	2,302	2,187

Non-Interest Expense
Salaries and employee benefits	1,095	996	3,467	3,430
Net occupancy and equipment expense	361	320	1,046	990
Computer service	138	127	409	364
Advertising	61	77	201	229
Other	689	702	1,869	1,868
Total non-interest expense	2,344	2,222	6,992	6,881

Income Before Income Taxes	542	1,139	2,041	3,066
Provision for Income Taxes	150	422	612	1,120
Net income	$392	$717	$1,429	$1,946
Basic Earnings Per Share	$0.25	$0.46	$0.92	$1.23
Diluted Earnings Per Share	$0.25	$0.46	$0.92	$1.22
Dividends Declared Per Share	$0.25	$0.25	$0.75	$0.65

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2007	$15	$12,227	$22,623	$(25)	$34,840
Comprehensive income
Net income			1,946		1,946
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				34	34
Total comprehensive income					1,980
Dividends on common stock, $0.65 per share			(1,030)		(1,030)
Purchase and retirement of stock (37,500 shares)		(973)			(973)
Stock options exercised (290 shares)		4			4
Amortization of stock option compensation		11			117
Balance, September 30, 2007	$15	$11,269	$23,539	$9	$34,832

Balance, January 1, 2008	$15	$11,066	$22,777	$74	$33,932
Comprehensive income
Net income			1,429		1,429
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				1	1
Total comprehensive income					1,430
Dividends on common stock, $0.75 per share			(1,167)		(1,167)
Purchase and retirement of stock (8,900 shares)		(166)			(166)
Stock options exercised (4,457 shares)		68			68
Tax benefit of stock options exercised		6			6
Amortization of stock option compensation		6			6
Balance, September 30, 2008	$15	$10,980	$23,039	$75	$34,109

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating Activities
Net income	$1,429	$1,946
Items not requiring (providing) cash
Depreciation	417	381
Provision for loan losses	852	920
Amortization of premiums and discounts on securities	15	11
Gain on sale of loans	(48)	(162)
Loans originated for sale	(1,460)	(129)
Proceeds on loans sold	960	1,173
Loss on sale and writedowns of OREO	154	267
Amortization of stock options	6	11
Tax benefit related to stock options exercised	(6)	0
Changes in
Interest receivable and other assets	284	(311)
Interest payable and other liabilities	454	389
Net cash from operating activities	3,057	4,496

Investing Activities
Purchases of available-for-sale securities	---	(1,856)
Proceeds from maturities of available-for-sale securities	1,269	3,774
Net change in loans	(28,620)	15,943
Proceeds from sale of OREO	4,169	1,773
Purchase of premises and equipment	(171)	(657)
Net cash from investing activities	(23,353)	18,977

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	9,943	1,656
Net change in certificates of deposit	12,273	(20,057)
Proceeds from Federal Home Loan Bank advances	27,000	43,000
Repayment of Federal Home Loan Bank advances	(24,500)	(48,500)
Proceeds from stock options exercised	68	4
Tax benefit related to stock options exercised	6	0
Repurchase of stock	(166)	(973)
Dividends paid	(1,167)	(1,030)
Net cash from financing activities	23,457	(25,900)

Increase (Decrease) in Cash and Cash Equivalents	3,161	(2,428)
Cash and Cash Equivalents, Beginning of Period	6,490	9,727
Cash and Cash Equivalents, End of Period	$9,651	$7,300

Supplemental Cash Flows Information
Interest paid	8,595	8,787
Income taxes paid	566	1,095

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	10	12
Loans transferred to OREO	2,246	1,977

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
September 30, 2008
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

Note 3 - Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares.  For the three month period, 12,560 shares related to stock options outstanding were included in the diluted earnings per share calculation as their effect would be dilutive; 23,140 were antidilutive.  For the nine month period, 16,901 shares related to stock options outstanding were dilutive and 18,799 were antidilutive. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Weighted average shares outstanding (excluding unearned ESOP shares in 2007)	1,553,502	1,567,129	1,555,770	1,586,694
Shares used to compute diluted earnings per share	1,554,245	1,573,546	1,557,381	1,594,100
Earnings per share	$0.25	$0.46	$0.92	$1.23
Diluted earnings per share	$0.25	$0.46	$0.92	$1.22

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are not available, fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions.  All of our available-for-sale securities are Level 2 securities.

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$ 11,938	$ 0	$ 11,938	$ 0

Impaired Loans

            Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed.  During the nine months of 2008, impaired loans were partially charged-off or re-evaluated  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$ 3,049	$ ---	$ ---	$ 3,049

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

Note 6 – Subsequent Event

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year, and in particular, the last several weeks. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury also announced it will offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets.

Although the Bank currently meets all applicable regulatory capital requirements and remains well capitalized, the Company has preliminarily determined that obtaining additional Tier 1 capital pursuant to the CPP for contribution in whole or in part to the Bank may be advisable. As a result, the Company is considering filing an initial application with the Treasury pursuant to the CPP seeking approval to sell up to $8.6 million in preferred stock to the Treasury (which will equal approximately 3.0% of its total risk weighted assets as of September 30, 2008).

For companies accepting capital available through the TARP CPP, the general terms of the preferred stock that would be issued under the CPP are expected to be as follows:

•
Dividends at the rate of 5% per annum, payable quarterly in arrears, are required to be paid on the preferred stock for the first five years and dividends at the rate of 9% per annum are required thereafter until the stock is redeemed by the Company;

•
Without the prior consent of the Treasury, the Company will be prohibited from increasing its common stock dividends or repurchasing its common stock for the first three years while Treasury is an investor;

•
During the first three years the preferred stock is outstanding, the Company will be prohibited from repurchasing such preferred stock, except with the proceeds from a sale of Tier 1 qualifying common or other preferred stock of the Company in an offering that raises at least 25% of the initial offering price of the preferred stock sold to the Treasury. After the first three years, the preferred stock can be redeemed at any time with any available cash;

•
Under the CPP, the Company is also required to issue the Treasury warrants entitling the Treasury to buy an amount of the Company’s common stock equal to 15% of the Treasury’s total investment in the preferred stock; and

•	The Company must agree to certain compensation restrictions for its senior executive officers and restrictions on the amount of executive compensation which is tax deductible.

Should it choose to file an initial application, the Company’s participation in the CPP would remain subject to various contingencies, including, but not limited to, acceptance by the Treasury of any application it decides to file, review and approval of the preferred stock investment documents by the Company’s Board of Directors, and verification that the Company can otherwise comply with various other detailed requirements of the investment. In the event the Company ultimately elects to participate in the CPP, the Company anticipates using the proceeds from the preferred stock sale to increase its overall capital levels, provide funds for additional loans, and for other general corporate purposes.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Board of Governors of the Federal Reserve System, and consulting with the President, Secretary Paulson signed the systemic risk exception to the Federal Deposit Insurance Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as unlimited deposit insurance protection for funds in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available until December 5, 2008, without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Prior to December 5, 2008, in order to avoid the increased insurance premiums, the Bank must inform the FDIC whether it will opt out of either the temporary senior unsecured debt guarantee program or the enhanced deposit insurance program or both. The Company intends to pay the 10 basis points per annum for the unlimited deposit insurance protection on non-interest bearing transaction accounts, but is likely to opt out of the senior debt guarantee.

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru, Caterpillar, Wabash National and Greater Lafayette Health Services; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; and a growing high-tech presence with the Purdue Research Park.  This diversity typically provides a buffer against economic downturns, but the slowdown of the last few years had a noticeable effect on the area.  More recently we have seen signs of returning growth and development.  Housing values appreciated 1.3% in the second quarter of 2008, and 4.9% over the last five years.  According to the Lafayette-West Lafayette Development Corporation (LWLDC), in the first quarter of 2008 expansions were announced in manufacturing, life sciences, technology employment and healthcare.  Two new hospitals are scheduled to open, one in the fourth quarter of 2008 and one in 2009.   The LWLDC also notes that five new hotels are in progress, and the retail/restaurant sector is welcoming newcomers.  The unemployment rate in Tippecanoe County most recently measured at 4.5% in September 2008.

The community has made good progress in working through the effects of the overbuilding of one- to four-family housing.  Information from the Lafayette Board of Realtors indicates that 1,690 properties were sold in Tippecanoe County from January 1, 2007 through January 1, 2008 with an average market time of 82 days.  Existing home sales for the first half of 2008 for homes under $200,000 were down only 1% from that level. Our loan portfolio showed a $26 million, or 8.6%, increase in the first nine months of 2008.

While the local economy continues to improve, we continue to work with borrowers who have fallen substantially behind on their loans.  The majority of our delinquent loans are secured  by real estate and we believe we have sufficient reserves to cover probable losses.  The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not possible, to get control of their properties through an overburdened court system.  In September 2008, loans delinquent more than 30 days were at $9.8 million compared to $14.9 million in September 2007.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on deposits and borrowings.  Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin, which is the difference between the income generated from loans and the cost of the funding.  Our net interest income also depends on the shape of the yield curve.  In 2008, the yield curve has generally had a more normal upward slope although in a lower range than usual.  Deposits are generally tied to shorter-term market rates, but liquidity pressure from financial institutions concerned about their funding levels has kept deposit rates higher than would ordinarily be expected.  Loans are generally tied to longer-term rates but the flight to safety by investors has driven long-term treasury rates down to a level where loans priced at a typical spread over treasury rates no longer yield an adequate spread over deposits.  Our expectation is for the yield curve to go even lower while maintaining a generally upward slope throughout the rest of the year.

Rate changes could be expected to have an impact on interest income.  Rising rates generally increase borrower preference for variable-rate products which we typically keep in our portfolio, and existing adjustable rate loans can be expected to reprice to higher rates, both of which could be expected to have a favorable impact on interest income.  Alternatively, continuing low interest rates could have a negative impact on our interest income as new loans are put on the books at comparatively low rates and our existing adjustable rate loans reprice to lower rates, as is the case now.  Because of the uncertainty in the economy, we do not expect to see a return to a high volume of refinancing.  However, we may see borrowers looking for financing for their existing loans as some banks pare their borrowing base because of liquidity and loan quality concerns.

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

Effect of Current Events

Management continues to assess the impact on the Company of the uncertain economic and regulatory environment affecting the country at large and the financial services industry in particular.  The Company is considering filing an application under the Troubled Asset Relief Program  (“TARP”) Capital Purchase Program (“CPP”) with the U. S. Department of Treasury seeking approval to sell $8.6 million in preferred stock to the Treasury.  See Note 6, Subsequent Event, to the Company’s Unaudited Consolidated Condensed Financial Statements, included in this Form 10-Q and incorporated herein, for further information related to this decision.

Both the level of turmoil in the financial services industry and the Company’s participation in the TARP’s CPP, if it decides to participate, will present unusual risks and challenges for the Company, as described below:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Recent and Future Legislation. Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See Note 6, Subsequent Event, to the Company’s Unaudited

Consolidated Condensed Financial Statements, included in this Form 10-Q and incorporated herein.  It is not clear at this time what impact the Emergency Economic Stabilization Act (“EESA”), TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which will have an effect on all financial institutions, including the Company.

In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Possible Increases in Insurance Premiums. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank intends to obtain unlimited deposit insurance protection for non-interest bearing transaction deposit accounts under the FDIC’s Temporary Liquidity Guarantee Program, which will increase its insurance premiums by 10 basis points per annum.

Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized). The plan also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. Further increases in premium assessments would increase the Company’s expenses.

Future Reduction in Liquidity in the Banking System. The Federal Reserve Bank has been providing vast amounts of liquidity in to the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

Our Possible Participation in the TARP Capital Purchase Program May Adversely Affect the Value of Our Common Stock and the Rights of Our Common Stockholders. The terms of the preferred stock the Company would issue under the TARP CPP if the Company decides to apply and its application is accepted by the Treasury and the transaction closes could reduce investment returns to the Company’s common stockholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, the Company would be prohibited from increasing its common stock dividends or repurchasing shares of its common stock for the first three years while the Treasury holds the preferred stock.

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends would decrease the excess cash the Company otherwise has available to pay dividends on its common stock and to use for general corporate purposes, including working capital, if the Company decides to participate.

Finally, the Company would be prohibited from continuing to pay dividends on its common stock unless it has fully paid all required dividends on the preferred stock issued to the Treasury. Although the Company fully expects to be able to pay all required dividends on the preferred stock (and to continue to pay dividends on its common stock at current levels) if it decides to participate in the TARP CPP, there is no guarantee that it will be able to do so in the future.

Critical Accounting Policies

    Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of September 30, 2008.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Our total assets increased $25.3 million, or 7.41%, during the nine months from December 31, 2007 to September 30, 2008.  Primary components of this increase were a $26.1 million increase in net loans receivable including loans held for sale and a $3.4 million increase in short term investments, offset by a $2.5 million decrease in other assets due partly to a $2.4 million decrease in other real estate owned, and a $1.3 million decrease in investments available for sale.  Management attributes the increase in loans to an increase in commercial loan activity due to borrowers either moving their lending relationships to a local bank or seeing opportunities as the community shows signs of recovery, and from the decision to take advantage of the Bank’s minimal interest rate risk exposure, as measured by the OTS Interest Rate Risk Exposure Report, to book, rather than sell, fixed rate residential mortgages.  Because of the increase in lending, we raised $22.2 million of deposits including a $6.3 million increase in demand deposit accounts.  Additionally, we increased Federal Home Loan Bank advances by $2.5 million.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due, restructured but performing loans, and foreclosed assets, decreased from $13.9 million at December 31, 2007 to $10.4 million at September 30, 2008.  Non-performing loans and accruing loans 90 days past due totaled $8.7 million at September 30, 2008 and consisted of $5.6 million, or 64.78%, of one- to four-family or multi-family residential real estate loans, $2.7 million, or 30.54%, of loans on land or commercial property, $381,000, or 4.38%, of commercial business loans and $26,000, or 0.30%, of consumer loans.  Included in this group are $1.8 million of loans that have been restructured and are performing as agreed.  Non-performing assets also include $1.7 million of foreclosed assets.  At September 30, 2008, our allowance for loan losses equaled 1.11% of total loans compared to 1.23% at December 31, 2007.  The allowance for loan losses at September 30, 2008 totaled 34.85% of non-performing assets compared to 26.56% at December 31, 2007, and 41.62% of non-performing loans at September 30, 2008 compared to 37.04% at December 31, 2007.  Our non-performing assets equaled 2.82% of total assets at September 30, 2008 compared to 4.08% at December 31, 2007.  Non-performing assets totaling $959,000 were charged off in the first nine months of 2008, offset by recoveries of $19,000.  These charge-offs were largely covered by existing reserves and there was no need for additional provisions to the allowance for the amounts charged off.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $33.9 million at December 31, 2007 to $34.1 million at September 30, 2008, an increase of $177,000, or 0.52%, primarily as a result of net income of $1.4 million, partially offset by our payment of $1.2 million of dividends on common stock, and the repurchase of 8,900 shares of our stock as part of a stock repurchase program.  Shareholders’ equity to total assets was 9.28% at September 30, 2008 compared to 9.92% at December 31, 2007.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 2008 and September 30, 2007

General.  Net income for the nine months ended September 30, 2008 was $1.4 million, a decrease of $517,000, or 26.57%, over the nine months ended September 30, 2007.  The decrease for the nine month period was primarily due to a $1.1 million decrease in net interest income and a $111,000 increase in non-interest expenses partially offset by a $508,000 decrease in taxes on income, a $115,000 increase in non-interest income, and a $68,000 decrease in the provision for loan losses.  Net income for the quarter ended September 30, 2008 was $392,000, a decrease of $325,000, or 45.33%, over the comparable quarter in 2007.  The decrease for the three month period was primarily due to a $400,000 decrease in net interest income, a $172,000 increase in the provision for losses and a $122,000 increase in non-interest expenses partially offset by a $272,000 decrease in taxes on income and a $97,000 increase in non-interest income.

Net Interest Income.  Net interest income for the nine months ended September 30, 2008 decreased $1.1 million, or 12.64%, over the same period in 2007.  This decrease was due to a 47 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.49% for the nine months ended September 30, 2007 to 3.02% for the nine months ended September 30, 2008 together with a $3.3 million decrease in average net interest-earning assets.  The decrease in net interest margin is primarily due to the 57 basis point decrease in the average rate on interest-earning assets from 6.99% for the nine months ended September 30, 2007 to 6.42% for the nine months ended September 30, 2008.  The average rate on interest-bearing liabilities decreased from 3.70% to 3.55% for the same respective periods.  Net interest income for the three months ended September 30, 2008 decreased $400,000, or 14.08%, over the same period in 2007 for similar reasons.

Interest income on loans decreased $1.2 million, or 7.01%, for the nine months ended September 30, 2008 compared to the same nine months in 2007.  The average rate on loans fell from 7.26% to 6.67% as the lower market interest rates are affecting not only new loans but our variable rate loans, both those that are tied to treasury rates and those tied to prime rate.  Some of the prime rate loans have reached their rate floor due to the decrease in rates by the Federal Reserve, which had already lowered rates a total of 300 basis points from September 2007 to March 2008.  The average balance of loans increased by $4.1 million due to an increase in commercial loan activity due to borrowers either moving their lending relationships to a local bank or seeing opportunities as the community shows signs of recovery, and from management’s decision to take advantage of the Bank’s minimal interest rate risk exposure, as measured by the OTS Interest Rate Risk Exposure Report, to book, rather than sell, fixed rate residential mortgages.  Interest income on loans decreased $448,000 for the third quarter of 2008 compared to the third quarter of 2007 due to a decrease in the average yield on loans from 7.42% for the third quarter of 2007 to 6.36% for the third quarter of 2008 offset by a $21.5 million increase in the average balance of loans from $298.1 million for the third quarter of 2007 to $319.6 million for the third quarter of 2008 for reasons mentioned above.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $113,000, or 14.75%, for the nine months ended September 30, 2008 compared to the same period in 2007.  This was the result of a 42 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock and a $1.1 million decrease in average balances.

The decrease in yield was primarily caused by the decrease in the return on short-term investments due to the Federal Reserve rate cuts mentioned above.  Interest income on other investments and Federal Home Loan Bank stock decreased $26,000 for the third quarter of 2008 compared to the third quarter of 2007 due to a decrease in the average yield on other investments and Federal Home Loan Bank stock from 3.86% for the third quarter of 2007 to 3.43% over the same period in 2008, as well as a slight decrease in average balances.

Interest expense for the nine months ended September 30, 2008 decreased $179,000, or 2.06%, over the same period in 2007 due to a $306,000 decrease in interest on deposits partially offset by a $127,000 increase in interest expense on Federal Home Loan Bank advances.  The lower deposit costs were due to a decrease in the average rate paid on deposits from 3.33% for the first nine months of 2007 to 3.16% for the first nine months of 2008.  The average deposit balances decreased from $246.5 million to $243.2 million for the same respective periods.  The increase in Federal Home Loan Bank advance expense was due to a $6.31 million increase in average balances partially offset by a decrease in the average rate paid on advances from 4.99% for the first nine months of 2007 to 4.80% for the first nine months of 2008. The lower rates were generally due to the lower interest rates in the economy, especially for shorter-term products.   Interest expense decreased $74,000, or 2.53%, for the third quarter of 2008 from the same period in 2007 primarily due to a decrease in the average rate paid on average interest-bearing liabilities from 3.80% to 3.46% for the three month period ended September 30, 2008 compared to the same period in 2007, partially offset by a $21.4 million increase in average interest-bearing liabilities.

Provision for Loan Losses.  The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	09/30/08	12/31/07	09/30/07
Loans delinquent 30-59 days	$386	$364	$291
Loans delinquent 60-89 days	2,507	1,763	6,287
Total delinquencies	2,893	2,127	6,578

Accruing loans past due 90 days	$0	$59	$0
Non-accruing loans	8,683	9,935	11,246
Total non-performing loans	8,683	9,994	11,246
OREO	1,686	3,944	3,926
Total non-performing assets	$10,369	$13,938	$15,172

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

The decrease in non-performing loans at September 30, 2008 compared to December 31, 2007 was generally due to payoffs or improvements in the borrower’s situation which brought them back to performing status or the Bank taking properties securing non-performing loans into OREO.  We took $1.8 million of properties into OREO in the first nine months of 2008 and of these, $1.1 million were received and sold within that time period.  We sold an additional $3.3 million of OREO properties during the first nine months of 2008.

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

Our analysis of the loan portfolio begins at the time the loan is originated, when each loan is assigned a risk rating.  If the loan is a commercial credit, the borrower will also be assigned a similar rating.  Loans that continue to perform as agreed will be included in one of the non-impaired loan categories.  Loans no longer performing as agreed are assigned a numerically lower risk rating, eventually resulting in their being regarded as classified loans.  An analysis is completed on all classified loans to determine if an impairment should be established.  This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the expected cash flows or the collateral securing those loans.

The remainder of the portfolio is assigned a reserve based on a five-year average of historical charge-off levels.  In addition, a qualitative analysis is done on environmental factors that may have an impact on future loan losses and the resulting estimated potential loss is applied to the entire portfolio.   In September 2008, we adjusted four of these factors.  The risk from the levels of and trends in delinquencies was reduced as a result of the reduction in delinquent loans discussed above.  The risk from the trends in volume and terms of loans was increased to reflect the loan growth in the third quarter of 2008.  The risk from the change in underwriting standards was decreased to reflect the new credit analysis guidelines and credit department which have effectively changed the credit culture of the bank.  The risk from national and local economic conditions was increased due to the perilous economic times which, while not as apparent in this market, can be expected to result in stresses on borrowers generally. These components are added together and compared to the balance of our allowance at the evaluation date.

At September 30, 2008, specifically reviewed loans totaled $58.8 million compared to $51.1 million at December 31, 2007.  Most of the increase was due to a $4.1 million increase in substandard loans and a $2.8 million increase in watch loans.  Substandard loans are loans with a defined weakness which will result in a loss unless the weakness is addressed.  Watch loans are loans that are performing as agreed but are loans in which management has detected some weakness that warrants closer monitoring.  We are proactive in identifying and addressing potential problem loans and believe this is a reason for our success in reducing non-performing loans.  In addition, the use of a third-party independent loan review for commercial loans increases our confidence that potential problems will be identified and addressed early.  Individual impairment reports are prepared each quarter for all substandard loans and an expected impairment is determined based on the estimated realizable value of the collateral.

As a result of our analysis we recorded a $852,000 provision for loan losses for the nine months ended September 30, 2008, compared to $920,000 for the same period in 2007.  This provision was deemed appropriate by management to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent in the loan portfolio and cover anticipated charge-offs.  An analysis of the allowance for loan losses for the nine months ended September 30, 2008 and 12 months ended December 31, 2007 follows:

(Dollars in Thousands)
	2008		2007
Balance at January 1	$3,702	Balance at January 1	2,770
Loans charged off	(959)	Loans charged off	(672)
Recoveries	19	Recoveries	34
Provision	852	Provision	1,570
Balance at September 30	$3,614	Balance at December 31	$3,702

The balance of loan loss reserves decreased $88,000, from $3.7 million at December 31, 2007 to $3.6 million at September 30, 2008.  This decrease primarily reflects the charge-off of $959,000 of loans previously identified as impaired and specifically reserved.  These charge-offs resulted in a decrease in the specific allowance on impaired loans of $601,000.  The balance of loan loss reserves increased by $144,000 in the third quarter of 2008.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2008 increased by $115,000, or 5.26%, compared to the same period in 2007.  This was primarily due to a $130,000 increase in other income generally due to higher fees for loan closings and increased debit card usage fees due to increases in volume.  We also recognized a $179,000 increase in the gain on other real estate owned as we were able to dispose of, at higher prices than expected, several properties we had previously written down.  These increases were partially offset by a $116,000 decrease in the gain on the sale of mortgage loans due to a decrease in loans sold and a $78,000 decrease in service charges and fees due to a decrease in non-sufficient funds fees.  Non-interest income for the third quarter of 2008 increased by $97,000 compared to the same period in 2007 primarily due to a $126,000 increase in the gain on other real estate owned as we were able to dispose of, at higher prices than expected, several properties we had previously written down, partially offset by a $21,000 decrease in fees on deposit accounts.

Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2008 increased $111,000 over the same period in 2007 due to relatively small changes in salaries, occupancy and computer service costs.  Salaries were up $37,000 primarily due to an increase in health insurance costs, occupancy costs increased $56,000 due to higher depreciation and maintenance expense, and a $45,000 increase in computer service expense, partially offset by a $28,000 decrease in advertising expenses.  Non-interest expense for the third quarter of 2008 increased by $122,000 over the same period in 2007, due largely to the factors mentioned above.

Income Tax Expense.   Our income tax provision decreased by $508,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due primarily to decreased income and because of the effects of negative earnings in December, 2007.  Our income tax provision decreased by $272,000 for the third quarter of 2008 compared to the third quarter of 2007 for the same reasons.

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

Our liquidity ratios at September 30, 2008 and December 31, 2007 were 6.49% and 5.83%, respectively, compared to a regulatory liquidity base, and 4.75% and 4.36% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At September 30, 2008, we had outstanding commitments to originate loans and available lines of credit totaling $33.7 million and commitments to provide funds to complete current construction projects in the amount of $6.2 million. We had one outstanding commitment for $118,000 to sell a residential loan.  Certificates of deposit which will mature in one year or less totaled $116.9 million at September 30, 2008.  Included in that number are $31.4 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $31.8 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $34.1 million at September 30, 2008 compared to $33.9 million at December 31, 2007, an increase of $177,000, or 0.52%, due primarily to net income of $1.5 million, partially offset by our payment of dividends on common stock and the repurchase of 8,900 shares of our stock as part of a stock repurchase program.  Shareholders’ equity to total assets was 9.30% at September 30, 2008 compared to 9.92% at December 31, 2007.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of September 30, 2008 and December 31, 2007, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at September 30, 2008 and December 31, 2007 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total risk-based capital (to risk-weighted assets)	$36,547	12.7%	$22,971	8.0%	$28,714	10.0%
Tier I capital (to risk-weighted assets)	33,810	11.8	11,486	4.0	17,228	6.0
Tier I capital (to adjusted total assets)	33,810	9.2	11,006	3.0	18,343	5.0
Tier I capital (to adjusted tangible assets)	33,810	9.2	7,337	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,810	9.2	5,503	1.5	N/A	N/A

As of December 31, 2007
Total risk-based capital (to risk-weighted assets)	$36,320	13.9%	$20,954	8.0%	$26,192	10.0%
Tier I capital (to risk-weighted assets)	33,444	12.8	10,477	4.0	15,716	6.0
Tier I capital (to adjusted total assets)	33,444	9.8	10,249	3.0	17,081	5.0
Tier I capital (to adjusted tangible assets)	33,444	9.8	6,833	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,444	9.8	5,124	1.5	N/A	N/A

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

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

•	turmoil and governmental intervention in the financial services industry;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of September 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[2]

July 1 – July 31, 2008	---	---	---	---

August 1 – August 31, 2008	---	---	---	---

September 1 – September 30, 2008	---	---	---	---

Total	---	---	---	52,817
_______________________
1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.  There are 52,817 shares that may yet be purchased under that previously announced program.

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

LSB FINANCIAL CORP.
(Registrant)

Date: November 13, 2008	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification