Form 10-K
period 2008-12-31
LSB FINANCIAL CORP
filed 2009-03-31
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [   ]No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [   ]No  [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [X]

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,018,426 based on the closing sale price as reported on the NASDAQ National Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2009
Common Stock, $0.01 par value per share	1,553,525 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2008	Parts I and II
Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2009	Part III

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

General

LSB Financial Corp. (“LSB Financial” or the “Company”) is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB (“Lafayette Savings” or the “Bank”) for the purpose of becoming a thrift institution holding company.  Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana.  Originally organized in 1869, Lafayette Savings converted to a federal savings bank in 1984.  Lafayette Savings’ deposits are insured up to the applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).  In February 1995, Lafayette Savings converted to the stock form of organization through the sale and issuance of 1,029,576 shares of its common stock to LSB Financial.  LSB Financial’s principal asset is the outstanding stock of Lafayette Savings.  LSB Financial presently has no separate operations and its business consists only of the business of Lafayette Savings.  References in this Form 10-K to “we,” “us,” and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices.  At December 31, 2008, we had total assets of $373.0 million, deposits of $258.6 million and shareholders’ equity of $34.1 million.

Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Our executive offices are located at 101 Main Street, Lafayette, Indiana 47901.  Our telephone number at that address is (765) 742-1064.

Market Area

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The greater Lafayette area enjoys diverse employment including several major manufacturers; a strong education sector with Purdue University which employs almost 15,000 people and has enrollment at the West Lafayette campus of over 40,000, and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County and a growing high-tech presence with the Purdue Research Park.  This diversity served to insulate us from some of the severity of the effects of economic downturns being felt in other parts of the country.  A year-end report by the Lafayette Chamber of Commerce noted nearly $600 million in new capital investments in 2008 with more projects underway as the two new hospitals in the area spur growth of a medical corridor and Purdue University and the Purdue Research Park plan additional growth.

In the manufacturing sector, Wabash National, after struggling in the last few years, temporarily shut down their plant at the end of December 2008, anticipating calling back all laid-off employees by the second quarter of 2009.  They invested $8 million in new equipment, $1 million on real estate improvements and plan a $3 million facility improvement as part of a new strategic plan.  They project that sales will increase from $15 million in 2008 to $35 million in 2009, to $80 million in 2012 due to, among other things, multi-year contracts signed with several national corporations including orders for their new utility trucks, cargo trailers and storage units, and orders for a projected 34,270 new trailers.  Federal Express announced in 2008 it will build a distribution center in Lafayette in 2009, TRW plans to expand its operations with a new $29 million facility in south Lafayette that will employ 200 people.   Subaru of Indiana projected production of 195,000 vehicles in 2008 and increased its national sales by 3% in 2008, the only major auto manufacturer to do so.   Enhancing its reputation as a regional health care center, Greater Lafayette has two new hospitals (one already in operation) and a medical corridor currently being developed between the two to accommodate the office space needed for related services.  In addition, the success of the Purdue Research Park in attracting high-tech companies to the Lafayette area continues as seen in the 52 buildings with 1.3 million square feet owned or leased by 160 companies employing 3,100 people. Its 195,000 square feet of incubator space makes it the largest institutionally operated incubator program in the nation.  One new addition, EDS Indiana Technical Resource Center, leases 13,000 square feet in Purdue Research Park and has hired 92 people with additional growth planned for 45,000 square feet occupied in 2009 and 200 employees hired by 2010.

Tippecanoe County consistently shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base.  The Tippecanoe County unemployment rate at December 2008 was 5.9%, compared to 7.8% for the State of Indiana and 7.2% nationally.

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

Where a borrower’s aggregate indebtedness is less than $500,000 our loan officers and certain executive officers in combination with a senior loan officer have approval authority on individual loans up to $500,000 over certain minimum debt service coverage thresholds. Where a borrower’s aggregate indebtedness is less than $1.5 million our officers’ loan committee has approval authority on individual loans up to $500,000, also over certain minimum debt service coverage thresholds. The Board of Directors’ loan committee approves all individual loans over $500,000 and all loans where aggregate debt is over $1.5 million or where debt coverage is below certain minimum thresholds.  Any member of the loan committee may request a loan be moved to the Board of Directors’ loan committee for approval.  Any member of the Board of Directors’ loan committee may refer a loan to the full Board for approval.

At December 31, 2008, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $5.5 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2008, totaled $5.3 million, consisting of 29 loans on one- to four-family rental properties, seven loans on multi-family properties, four loans on commercial real estate, a residential mortgage and a home equity line of credit.  The second largest lending relationship at December 31, 2008 to a single borrower or a group of related borrowers totaled $5.3 million, consisting of one loan on a commercial property, one secured commercial business loans, and a loan secured by a one- to four-family residence.  The third largest lending relationship to a single borrower or a group of related borrowers totaled $5.1 million, consisting of a single loan secured by multi-family properties.  Sixteen of these loans were past due 30-89 days at December 31, 2008.  At December 31, 2008, we had 39 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

Loan Portfolio Composition.  The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2004		2005		2006		2007		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
One- to four-family	$140,356	42.95%	$136,982	40.31%	$142,045	43.70%	$137,611	45.48%	$145,442	43.43%
Multi-family	40,279	12.33	40,094	11.80	30,160	9.28	29,764	9.84	39,892	11.91
Commercial	70,644	21.62	83,834	24.67	74,710	22.98	71,601	23.67	90,606	27.06
Land and land development	14,306	4.38	17,596	5.18	18,466	5.68	18,067	5.97	17,756	5.30
Construction	21,277	6.51	18,500	5.44	19,228	5.91	9,741	3.22	11,436	3.42
Total real estate loans	286,862	87.79	297,006	87.40	284,609	87.55	266,784	88.18	305,132	91.12

Other Loans
Consumer loans:
Home equity	21,468	6.58	19,786	5.82	16,276	5.01	14,018	4.63	13,610	4.06
Home improvement	432	0.13	412	0.12	417	0.13	315	.10	174	0.05
Automobile	1,838	0.56	2,029	0.60	2,285	0.70	1,757	.58	1,265	0.38
Deposit account	82	0.03	121	0.04	285	0.09	231	.08	291	0.09
Other	251	0.08	272	0.08	267	0.08	136	.04	113	0.03
Total consumer loans	24,071	7.37	22,620	6.66	19,530	6.01	16,457	5.44	15,453	4.61
Commercial business loans	15,823	4.84	20,180	5.94	20,935	6.44	19,307	6.38	14,277	2.17
Total other loans	39,894	12.21	42,800	12.60	40,465	12.45	35,764	11.82	29,730	70.38
Total loans	326,755	100.00%	339,806	100.00%	325,074	100.00%	302,548	100.00%	334,862	100.00%

Less:
Loans in process	5,294		5,508		4,167		1,581		4,180
Deferred fees and discounts	439		475		446		357		346
Allowance for losses	2,095		2,852		2,770		3,702		3,697
Total loans receivable, net	$318,927		$330,971		$317,691		$296,908		$326,638

The following table shows the composition of our loan portfolio, including loans held for sale, by fixed and adjustable rate at the dates indicated.  The one- to four-family fixed rate loans include $4.5 million, $4.1 million and $5.4 million of loans at December 31, 2006, 2007 and 2008, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	December 31,
	2004		2005		2006		2007		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One- to four-family	$43,840	13.42%	$41,050	12.08%	$41,105	12.65%	$43,707	14.45%	$56,814	16.97%
Multi-family	3,869	1.17	2,934	0.86	2,793	0.86	3,860	1.27	5,113	1.53
Commercial	10,294	3.15	13,893	4.09	10,797	3.32	13,753	4.55	23,794	7.11
Construction	3,221	0.99	2,800	0.82	1,989	0.61	5,223	1.73	1,405	0.42
Land and land development	7,862	2.41	10,629	3.13	7,358	2.26	2,305	.76	3,216	0.96
Total real estate loans	69,086	21.14	71,306	20.98	64,042	19.70	68,848	22.76	90,342	26.98
Consumer	2,546	0.78	2,814	0.83	3,234	1.00	2,419	.80	1,843	0.55
Commercial business	9,608	2.94	9,851	2.90	9,372	2.88	9,749	3.22	7,011	2.09
Total fixed rate loans	81,240	24.86	83,971	24.71	96,648	23.58	81,016	26.78	99,196	29.62

Adjustable Rate Loans:
Real estate:
One- to four-family	96,515	29.54	95,931	28.23	100,940	31.05	93,904	31.04	88,628	26.47
Multi-family	36,410	11.14	37,160	10.94	27,367	8.42	25,904	8.56	34,780	10.39
Commercial	60,350	18.47	69,941	20.58	63,913	19.66	57,848	19.12	66,812	19.95
Construction	11,085	3.39	14,797	4.35	16,477	5.07	4,518	1.49	16,350	4.88
Land and land development	13,416	4.11	7,871	2.32	11,870	3.65	15,762	5.21	8,220	2.45
Total real estate loans	217,776	66.65	225,700	66.42	220,567	67.85	197,936	65.42	214,790	64.14
Consumer	21,524	6.60	19,805	5.83	16,296	5.01	14,039	4.64	13,610	4.06
Commercial business	6,215	1.89	10,329	3.04	11,563	3.56	9,557	3.16	7,266	2.17
Total adjustable rate loans	245,515	75.14	255,834	75.29	248,426	76.42	221,532	73.22	235,666	70.38
Total loans	326,755	100.00%	339,805	100.00%	325,074	100.0%	302,548	100.00%	334,862	100.00%

Less:
Loans in process	5,294		5,508		4,167		1,581		4,180
Deferred fees and discounts	439		475		446		357		346
Allowance for losses	2,095		2,852		2,770		3,702		3,697
Total loans receivable, net	$318,927		$330,971		$317,691		$296,908		$326,638

The following schedule illustrates the maturities of our loan portfolio at December 31, 2008.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)
2009	$12,947	6.36%	$10,520	6.10%	$2,435	4.07%	$4,950	5.87%	$30,852	6.01%
2010 to 2013	20,437	6.07	7,034	5.18	12,850	4.10	5,251	7.01	45,572	5.49
2014 and following	242,556	6.33	11,638	5.97	168	3.95	4,076	6.77	258,438	6.32
TOTAL	$275,940	6.31%	$29,192	5.82%	$15,453	4.09%	$14,277	6.55%	$334,862	6.18%

(1) Includes one- to four-family, multi-family and commercial real estate loans.

The total amount of loans due to mature after December 31, 2009 which have fixed interest rates is $84.1 million, and which have adjustable or renegotiable interest rates is $219.9 million.

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

Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years.  The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one-, three- or five-year intervals.  Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one-, three- or five-year U.S. Treasury rates.  Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate.  Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% periodic adjustment cap with a 5% lifetime interest rate cap over the initial rate.  Our one-year adjustable rate loans may be convertible into fixed rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization.  Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate.  Borrowers are generally qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans.  We generally retain adjustable rate loans in our portfolio pursuant to our asset/liability management strategy.  Five-year adjustable rate mortgage loans represented $18.1 million, three-year adjustable rate mortgage loans represented $61.7 million and one-year adjustable rate mortgage loans represented $6.1 million of our adjustable rate mortgage loans at December 31, 2008.  We also offer a floating rate mortgage loan based on national prime rate, generally on non-owner-occupied residential loans.  These loans represented $2.7 million of our adjustable rate mortgage loans at December 31, 2008.

We offer fixed rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards.  We currently sell in the secondary market the majority of our long-term, conforming, fixed rate loans.  Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value.  At December 31, 2008, we had $1.3 million of 1oans held for sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Annual Report to

Shareholders filed as Exhibit 13 to this Form 10-K.  Interest rates charged on these fixed rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards.  These loans do not include prepayment penalties.

We also offer 30-year fixed rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term.  Of these, $5.2 million have less than three years to their adjustment date and are included in adjustable rate loans.

We had $71.4 million in non-owner occupied one- to four-family residential loans at December 31, 2008.  These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed rate, adjustable rate and convertible rate loans, with terms of up to 30 years.

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

Construction, Land and Land Development Lending

We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects.  At December 31, 2008, substantially all of these loans were secured by property located within our primary market area.

Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase.  These construction loans are typically fixed rate loans, with interest rates higher than those we offer on permanent one- to four-family residential loans.  During the construction phase, the borrower pays interest only.  Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans.  At December 31, 2008, we had $1.9 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed rate for the loan term.  We generally limit builders to one home construction loan at a time, but would consider requests for more than one if the homes are presold.  At December 31, 2008, we had $1.9 million of this type of construction loans to builders of one- to four-family residences.  We also had $635,000 of loans to builders of one- to four-family residences structured to be converted to permanent loans at the end of the construction phase.

We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan.  These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase.  At December 31, 2008, we had $7.0 million of loans to finance the construction of multi-family dwellings and commercial projects.

We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects.  These loans typically have terms of two to three years with interest rates tied to national prime.  The maximum loan-to-value ratio is 75%.  The principal in these loans is typically paid down as lots or units are sold.  These loans may be structured as revolving lines of credit with maturities of generally two years or less.  At December 31, 2008, we had $14.8 million of development loans to builders.  We also make land acquisition loans.  At December 31, 2008, we had $2.9 million in loans secured by land.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers.  The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property.  Loans are based on the lesser of current appraised value and/or the cost of construction, which is the land plus the building. At December 31, 2008, our largest construction and development loan was a development loan for a commercial mixed use subdivision for $2.9 million.

Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences.  Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.  Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.  We had three non-performing construction and development loans totaling $487,000 and three restructured but performing loans totaling $846,000 at December 31, 2008.

Consumer Lending

We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, deposit account loans and other secured and unsecured loans for household and personal purposes.  Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The largest component of consumer lending is home equity loans, which totaled $13.6 million or 4.1% of the total loan portfolio at December 31, 2008.  We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 90% of the appraised value of the property, with a ten-year term and minimum monthly payment requirement of interest only.  At December 31, 2008, we had $14.3 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles.  At December 31, 2008, we had $3.6 million of unsecured loans and lines of credit outstanding (with $3.2 million of unused credit available) and $10.6 million of loans and lines of credit (with $5.7 million of unused credit available) secured by inventory or accounts receivable, small business equipment and vehicles.  We also had $239,000 of unused credit available on letters of credit.

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

Loan Originations, Purchases and Sales

Real estate loans are originated by our staff of salaried loan officers and our residential mortgage loan originators who receive applications from existing customers, walk-in customers, and referrals from realtors.  While we originate both adjustable rate and fixed rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market.  Demand is affected by the interest rate environment.  Currently, the majority of conforming fixed rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market.  Based on our interest-rate risk considerations, we occasionally will keep fixed rate residential mortgage loans in our portfolio to generate income and to be available for substitution in the event a loan committed for sale fails to close as expected.  These loans are sold either to Freddie Mac while we retain the servicing rights, or to BB&T or other secondary market mortgage purchasers with servicing released.  These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of our asset/liability management program.

When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services.  We serviced mortgage loans for others totaling $114.6 million at December 31, 2008.

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

The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans include $1.5 million, $469,000 and $0 loans originated during 2006, 2007 and 2008 respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2006	2007	2008
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate – one- to four-family	$14,408	$13,916	$11,041
- multi-family	1,027	4,628	18,758
- commercial	14,156	6,643	19,979
- construction, land and land development	17,896	7,147	10,675
Non-real estate – consumer	3,105	---	---
- commercial business	8,651	8,224	4,688
Total adjustable rate	59,243	40,557	65,141
Fixed rate:
Real estate – one- to four-family	25,932	34,527	32,701
- multi-family	653	1,866	906
- commercial	7,610	4,681	8,434
- construction, land and land development	8,904	3,579	3,689
Non-real estate – consumer	2,435	897	564
- commercial business	5,708	5,478	2,588
Total fixed rate	51,242	51,027	48,882
Total loans originated	110,485	91,584	114,023
Purchases:
Total loans purchased	403	---	---
Total mortgage-backed securities purchased	5,547	---	---
Total purchases	5,950	---	---

Sales and Repayments:
Real estate – one- to four-family	16,645	19,735	10,247
- multi-family	---	---	---
- commercial	1,000	---	---
Total loans sold	17,645	19,735	10,247
Principal repayments	107,805	94,333	72,880
Total loans sold and repayments	125,450	114,068	83,127
Mortgage-backed securities:
Principal repayments	411	1,132	1,125
Increase (decrease) in other items, net	(150)	20	49
Net increase (decrease)	$(9,576)	$(23,597)	$29,820

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2008, in dollar amounts and as a percentage of each category of our loan portfolio.  The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	37	$2,813	1.93%	50	$5,267	3.62%	88	$8,080	5.56%
Multi-family	1	0	0.00	0	0	0.00	1	0	0. 00
Commercial	1	85	0.09	7	1,385	1.53	8	1,470	1.62
Construction and land development	0	0	0.00	0	0	0.00	0	0	0.00
Consumer	5	44	0.29	9	118	0.76	14	162	1.05
Commercial Business	2	245	1.71	7	366	2.56	9	611	4.28
Total	48	$3,187	0.95%	73	$7,136	2.36%	121	$10,323	3.08%

Non-Performing Assets.  The table below sets forth the amounts and categories of non-performing assets.  Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectability of a loan, in which case the accrual of interest is discontinued.  The amounts shown do not reflect reserves set up against such assets.  See “ - Allowance for Loan Losses” below.

	December 31,
	2004	2005	2006	2007	2008
	(Dollars in Thousands)
Non-accruing loans:
One- to four- family	$2,863	$5,309	$6,851	$7,250	$4,781
Multi-family	---	841	328	341	---
Commercial real estate	501	1,652	---	648	1,385
Construction and land development	547	547	93	1,210	1,326
Consumer	34	76	89	103	118
Commercial business	262	8	3	383	366
Total	4,207	8,432	7,364	9,935	7,976

Accruing loans delinquent more than 90 days:
One- to-four-family	484	127	147	---	---
Commercial real estate	---	---	---	59	---
Total	484	127	147	59	---

Foreclosed assets:
One- to four-family	742	1,366	2,228	1,565	1,192
Multi-family	---	---	---	1,022	---
Commercial real estate	102	331	1,709	1,310	220
Construction or development	387	300	232	30	---
Consumer	---	7	---	17	---
Commercial business	---	---	---	---	---
Total	1,231	2,003	4,169	3,944	1,412

Total non-performing assets	$5,922	$10,563	$11,680	$13,938	$9,388
Total as a percentage of total assets	1.67%	2.83%	3.17%	4.08%	2.52%

Total assets	$355,045	$372,664	$368,400	$342,010	$373,012

For the year ended December 31, 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $510,000 none of which was included in interest income.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2008, there was also an aggregate of $29.2 million in net book value of loans with respect to which past payment history or a decrease in the debt service coverage of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) 152 loans to nine borrowers who each hold an average of 17 one- to four-family rental properties with a total outstanding balance of $10.8 million, where management has concerns about the ability of the borrowers to keep the rental properties leased and about the cash flow of the borrowers; (ii) two loans secured by multi-family rental properties and four loans secured by one- to four-family rental properties to a single borrower with an outstanding balance of $2.9 million, where management has concerns about the cash flow of the borrower; and (iii) two land development loans to a single borrower with an outstanding balance of $2.1 million, where management has concerns that the absorption period is somewhat longer than projected.

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

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  At December 31, 2008, we had classified $20.0 million of our loans as substandard, none as doubtful and none as loss.  At December 31, 2008, we had designated $5.2 million in loans as special mention.

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

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in Thousands)

Balance at beginning of period	$3,098	$2,095	$2,852	$2,770	$3,702

Charge-offs:
One- to four-family	566	218	585	672	782
Commercial real estate	---	16	274	---	---
Construction or development	876	184	278	---	159
Consumer	76	52	4	4	32
Commercial business	2	22	8	---	210
Total charge-offs	1,520	492	1,149	676	1,183
Recoveries:
One- to four-family	---	---	---	10	49
Construction or development	3	42	46	27	25
Consumer	11	7	3	1	3
Commercial business	3	---	---	---	---
Total recoveries	17	49	49	38	77

Net charge-offs	1,503	443	1,100	638	1,107
Additions charged to operations	500	1,200	1,018	1,570	1,102
Balance at end of period	$2,095	$2,852	$2,770	$3,702	$3,697

Net charge-offs to average loans outstanding	0.50%	0.13%	0.34%	0.21%	0.35%

Allowance for loan losses to non-performing assets	35.37%	26.99%	23.72%	26.56%	39.38%

Allowance for loan losses to net loans at end of period	0.66%	0.86%	0.87%	1.23%	1.12%

The allocation of our allowance for losses on loans, including loans held for sale, at the dates indicated is summarized as follows:

	At December 31,
	2004			2005			2006			2007			2008
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate:
One- to four-family	$470	$140,355	42.95%	$636	$136,981	40.31%	$1,201	$142,045	43.70%	$1,917	$137,590	45.47%	$1,791	$145,442	43.43%
Multi-family	211	40,279	12.33	219	40,094	11.80	116	30,160	9.28	99	29,765	9.84	265	39,892	11.91
Commercial real estate	586	70,644	21.62	620	83,834	24.67	459	74,710	22.98	297	71,601	23.67	802	90,606	27.06
Land and land development	253	14,306	4.38	354	17,596	5.18	390	18,466	5.68	343	18,067	5.97	229	17,756	5.30
Construction	162	21,277	6.51	192	18,500	5.44	260	19,228	5.91	323	9,741	3.22	190	11,436	3.42
Consumer	155	24,071	7.37	171	22,620	6.66	126	19,530	6.01	127	16,457	5.44	143	15,453	4.62
Commercial business	143	15,823	4.84	363	20,180	5.94	120	20,935	6.44	494	19,327	6.39	201	14,277	4.26
Unallocated	114	---	---	297	---	---	98	---	---	102	---	---	76	---	---
Total	$2,094	$326,755	100.00%	$2,852	$339,805	100.00%	$2,770	$325,074	100.00%	$3,702	$302,548	100.00%	$3,697	$334,862	100.00%

Investment Activities

We must maintain minimum levels of securities that qualify as liquid assets under the OTS regulations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  At December 31, 2008 our liquidity ratio—liquid assets as a percentage of net withdrawable savings deposits and current borrowings—was 5.07%.  Our level of liquidity is a result of management’s asset/liability strategy.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” and “– Liquidity and Capital Resources” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

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

The following table sets forth the composition of our securities portfolio at the dates indicated.  As of December 31, 2008, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our shareholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2006		2007		2008
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)

Debt securities:
Federal agency obligations	$3,159	21.96%	$503	4.07%	$509	4.19%
Municipal bonds	7,228	50.25	7,860	63.59	7,639	62.90
Subtotal	10,387	72.21	8,363	67.66	8,148	67.09

Other:
Federal Home Loan Bank stock	3,997	27.79	3,997	32.34	3,997	32.91
Total debt securities and Federal Home Loan Bank stock	$14,384	100.00%	$12,360	100.00%	$12,145	100.00%

Average remaining life of debt securities	4.30 years		6.33 years		3.40 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$8,336	100.00%	$4,846	100.00%	$9,179	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$3,101	52.31%	$2,506	51.59%	$1,814	48.96%
Freddie Mac certificates	2,828	47.69%	2,352	48.41%	1,891	51.04%
Total mortgage-backed securities	$5,929	100.00%	$4,858	100.00%	$3,705	100.00%

The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2008.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2008, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2008
	Less than 1 year		1 to 5 Years		5 to 10 Years	Over 10 Years		Total Investment Securities
	(Dollars in Thousands)

Federal agency obligations	$	---	$	---	$509	$	---	$509
Municipal bonds		812		3,301	3,008		518	7,639
Fannie Mae certificates		---		---	1,814		---	1,814
Freddie Mac certificates		1		---	1,890		---	1,891
Total investment securities		$813		$3,301	$7,221		$518	$11,853

Weighted average yield		4.03%		4.63%	5.43%		4.95%	5.07%

Sources of Funds

General.  Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

Deposits.  We offer a variety of deposit accounts.  Our deposits consist of statement savings accounts, money market accounts, NOW accounts and certificate accounts.  In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs.  Brokered deposits at December 31, 2008 totaled $61.0 million.  We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2006		2007		2008
	(Dollars in Thousands)

Opening balance	$265,993		$255,304		$232,030
Deposits	1,165,305		1,256,486		1,327,719
Withdrawals	(1,182,612)		(1,286,988)		(1,308,010)
Interest credited	6,618		7,228		6,848

Ending balance	$255,304		$232,030		$258,587

Net increase (decrease)	$(10,689)		$(23,274)		$26,557

Percent increase (decrease)	(4.02	) %	(9.12	) %	11.45%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2006		2007		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transaction and Savings Deposits:

Noninterest-bearing	$18,358	7.18%	$18,823	8.10%	$16,739	6.47%
Savings accounts (0.50% - 1.88% at December 31, 2008)	18,764	7.34	20,196	8.69	22,796	8.81
NOW Accounts (0.00% - 1.49% at December 31, 2008)	25,881	10.12	20,838	8.97	26,520	10.25
Money Market Accounts (1.0% - 2.37% at December 31, 2008)	12,273	4.80	16,082	6.92	15,486	5.98
Total Non-Certificates	75,276	29.44	75,939	32.68	81,541	31.51

Certificates:

0.00 - 1.99%	642	0.25	304	0.13	3,037	1.17
2.00 - 3.99%	90,877	35.55	35,925	15.46	105,400	40.73
4.00 - 5.99%	88,493	34.62	119,844	51.60	68,590	26.51
6.00 - 7.99%	17	0.01	18	0.01	19	.01
Total certificates	180,029	70.43	156,091	67.19	177,046	68.42
Accrued interest	323	0.13	244	0.13	169	0.07
Total deposits	$255,628	100.00%	$232,274	100.00%	$258,756	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2008.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%		6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2009	$860	$14,335	$14,980	$	---	$30,175	17.04%
June 30, 2009	2,126	28,254	2,190		---	32,570	18.40
September 30, 2009	51	26,115	9,888		---	36,054	20.36
December 31, 2009	---	18,389	10,834		---	29,223	16.51
March 31, 2010	---	5,005	6,439		---	11,444	6.46
June 30, 2010	---	3,524	2,103		---	5,627	3.18
September 30, 2010	---	3,552	6,323		12	9,888	5.58
December 31, 2010	---	1,870	5,424		---	7,294	4.12
March 31, 2011	---	1,267	4,208		---	5,475	3.09
June 30, 2011	---	237	35		5	276	0.16
September 30, 2011	---	448	332		1	781	0.44
December 31, 2011	---	1,232	1,310		---	2,542	1.44
Thereafter	---	1,172	4,524		1	5,697	3.22

Total	$3,037	$105,400	$68,590		$19	$177,046	100.00%

Percent of total	1.72%	59.53%	38.74%		0.01%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2008.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)
Certificates of deposit less than $100,000, excluding public funds	$13,184	$9,849	$40,001	$6,324	$69,358
Certificates of deposit of $100,000 or more, excluding public funds	16,940	20,715	23,230	42,585	103,470
Public funds	51	2,006	2,046	115	4,218
Total certificates of deposit	$30,175	$32,570	$65,277	$49,024	$177,046

Borrowings.  Our other available sources of funds include borrowings from the Federal Home Loan Bank (FHLB) of Indianapolis and other borrowings.  As a member of the FHLB of Indianapolis, we are required to own capital stock in the FHLB and are authorized to apply for borrowings from the FHLB.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and the programs have a range of maturities.  The FHLB of Indianapolis may prescribe the acceptable uses for these funds, as well as limitations on the size of the borrowings and repayment provisions. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board, an independent agency, controls the FHLB of Indianapolis.

The FHLB of Indianapolis is required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2008, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $202,000, for an annualized rate of 5.05%. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLB of Indianapolis (which lowered its regulatory capital levels), the FHLB of Indianapolis temporarily suspended dividends during the first quarter of 2009. Dividends paid by the FHLB of Indianapolis in the first quarter of 2009 were reduced by 75 basis points from the dividend rate paid in the prior quarter. Continued and additional financial difficulties at the FHLB of Indianapolis could further reduce or eliminate the dividends we receive from the FHLB of Indianapolis.

Generally, the loan terms from the FHLB of Indianapolis are better than the terms the Bank can receive from other sources making it cheaper to borrow money from the FHLB of Indianapolis. Continued and additional financial difficulties at the FHLB of Indianapolis could reduce or eliminate our additional borrowing capacity with the FHLB of Indianapolis which could force us to borrow money from other sources. Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.

We utilize FHLB borrowings as part of our asset/liability management strategy in order to extend the maturity of our liabilities in a cost-effective manner.  We may be required to pay a commitment fee upon application and may be subject to a prepayment fee if we prepay the advance. See Note 8 of the Notes to the Consolidated Financial Statements contained in the Annual Report to Shareholders attached as Exhibit 13 to this Form 10-K.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2006	2007	2008
	(Dollars in Thousands)

Maximum Balance Federal Home Loan Bank Advances	$76,618	$75,256	$78,756
Average Balance Federal Home Loan Bank Advances	70,513	70,777	76,025

The following table sets forth certain information as to the Federal Home Loan Bank advances at the dates indicated.

	Year Ended December 31,
	2006	2007	2008
	(Dollars in Thousands)

Federal Home Loan Bank Advances	$76,618	$74,256	$78,500
Weighted average interest rate of Federal Home Loan Bank Advances	4.96%	5.03%	4.02%

Subsidiaries and Other Activities

Lafayette Savings owns a service corporation, L.S.B. Service Corporation.  In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10-year commitment totaling $500,000.  During 2008, L.S.B. Service Corporation recorded a $10,000 tax loss related to its investment in the project and recorded net losses of $25,000.  At December 31, 2008, our total investment in L.S.B. Service Corporation was $494,000.

Lafayette Savings formed Lafayette Insurance and Investments, Inc., an Indiana corporation, on December 31, 1996.  Lafayette Insurance and Investments, Inc. began offering various insurance, annuity and investment products and services to our customers in June of 1997.  At December 31, 2008, our total investment in Lafayette Insurance and Investments, Inc. was $22,000.  During 2002, Lafayette Insurance and Investments, Inc. became inactive and remained so in 2008.

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

There are 19 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market in Tippecanoe County to be approximately 12% and our share of the mortgage loan market to be approximately 4%.

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

Insurance of Deposits. The Bank's deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $250,000 per depositor until January 1, 2010, subject to aggregation rules. The enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the applicable limit from $100,000 to $250,000, but the limit will return to $100,000 after December 31, 2009.

Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF (the DIF’s predecessors).  In 2006, the Bank received a one-time credit of $163,379 against future assessments.

Pursuant to the Reform Act, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio. The FDIC adopted final regulations that set the designated reserve ratio for the DIF at 1.25% beginning January 1, 2007.  Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk related deposit insurance assessment system.  Under the risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessment rate will be based on the insured institution's ranking in one of four risk categories. For 2008, assessments ranged from 5 to 43 basis points of assessable deposits, and the Bank paid assessments at the rate of 11 basis points for each $100 of insured deposits.

Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC published a restoration plan in 2008 designed to replenish the DIF. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009, the FDIC has adopted an across-the-board 7 basis point increase in the assessment range. The FDIC has also adopted further refinements to its risk-based assessment, effective April 1, 2009, that make the range of total base assessment rates 7 to 77 ½ basis points, starting with the quarter beginning April 1, 2009. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can exceed 3 basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

A significant increase in the risk category of the Bank or adjustment to the base assessment rates causing increased insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

FDIC-insured institutions remain subject to the requirement to pay quarterly debt service assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2008, the FICO assessment rate ranged between 1.10 and 1.14 basis points for each $100 of insured deposits per quarter. For the first quarter of 2009, the FICO assessment rate is 1.14 basis points.

As another response to difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank has made the business decision to obtain unlimited deposit insurance protection for non-interest bearing transaction deposit accounts under the FDIC’s Temporary Liquidity Guarantee Program, which will increase its insurance premiums by 10 basis points per annum.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

On February 27, 2009, the FDIC announced the imposition of a special assessment and changes to assessment rates for the risk-based assessment system that will take effect beginning April 1, 2009. The FDIC adopted an interim rule that imposes a special assessment of 20 basis points as of June 30, 2009, which is to be collected on September 30, 2009. Then, on March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC’s line of credit with Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 basis points. Assuming that deposit levels remain constant, we anticipate that the special assessment for the Bank would total approximately $517,000 at the 20 basis points level, but if the FDIC is able to reduce the special assessment to 10 basis points, the Bank’s assessment would total approximately $258,000. Either assessment would have a material impact on the 2009 results of operations.

The FDIC’s rule also provides for the imposition of additional special assessments of up to 10 basis points if necessary. The FDIC also announced an amendment to the restoration plan to extend the period of the plan from five to seven years.

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

Lafayette Savings’ general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2008, our lending limit under this restriction was $5.5 million.

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

Tier 1 capital generally consists of common stockholders’ equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2008, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $991,000.

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

To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2008, Lafayette Savings qualified as well capitalized, with a leverage ratio of 9.1%, a Tier 1 risk-based capital ratio of 11.9% and a total risk-based capital ratio of 12.8%. The OTS may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

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

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.  Under either test, these assets primarily consist of residential housing related loans and investments.  At December 31, 2008, Lafayette Savings met the test.

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

Recent Legislative Developments. In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010. The Company has decided not to participate in the TARP CPP, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

In addition, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Board of Governors of the Federal Reserve System, and consulting with the President, Secretary Paulson signed the systemic risk exception to the Federal Deposit Insurance Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available to those who opt in to one or both of the programs at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Bank made the business decision to participate in the Transaction Account Guarantee Program, which provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts through December 31, 2009.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), signed into law on February 17, 2009, amended the EESA as it applies to institutions that receive financial assistance under TARP. ARRA, more commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the Treasury. As noted above, the Company has decided not to participate in the TARP CPP.

Before and after EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the IRS, the SEC and others to further the economic and banking industry stabilization efforts. It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Company. To date, the Company has elected to participate only in the FDIC’s Transaction Account Guarantee Program, which is a part of the FDIC’s Temporary Liquidity Guarantee Program and is discussed above in “Regulation – Insurance of Deposits.”

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

A portion of our reserves for losses on loans which are presented on the statement of financial condition of retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses.  As of December 31, 2008, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.  We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting.  We have not been audited by the IRS during the last five fiscal years.

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

Employees

At December 31, 2008, we had a total of 91 employees, including 6 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Item 1A.	Risk Factors

Not Applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana.  We own our main office and three branch offices.  The fourth branch office is leased with the term of the lease expiring in 2009.  The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2008 was approximately $6.5 million.  We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

We maintain an on-line database of depositor and borrower customer information.  The net book value of our data processing, computer equipment and software at December 31, 2008 was $448,000.

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

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

Item 4.5	Executive Officers of the Registrant

The executive officers of LSB Financial are identified below.  The executive officers are elected annually by the Board of Directors of LSB Financial.

Randolph F. Williams (age 60).  Mr. Williams is President and Chief Executive Officer of LSB Financial and its wholly-owned subsidiary, Lafayette Savings.  Mr. Williams was appointed to the Board of Directors of LSB Financial in September 2001.  He was appointed President of LSB Financial in September 2001 and Chief Executive Officer in January 2002.  Mr. Williams served as President and Chief Operating Officer of Delaware Place Bank in Chicago, Illinois from 1996 until joining LSB Financial.  Mr. Williams has over 25 years of banking-related experience.

Mary Jo David (age 59).  Ms. David is Vice President, Chief Financial Officer and Secretary of LSB Financial and Lafayette Savings.  She has held these positions with the Company since its formation in 1994 and with Lafayette Savings since 1992 and was elected a Director of LSB Financial and Lafayette Savings in 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.  Additionally, pages 65 through 66 of our 2008 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.  In addition, the “Equity Compensation Plan Information” contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

(b)           We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-K.

(c)           The following table sets forth the number and price paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31, 2008	---	---	---	52,817
November 1 – November 30, 2008	---	---	---	52,817
December 1 – December 31, 2008	---	---	---	52,817
		---	---
Total	---	---	---	52,817

1 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 3 through 30 of our 2008 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

Pages 31 through 61 of our 2008 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  An evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2008 (the “Evaluation Date”), was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of the Evaluation Date are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with our evaluation of controls that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this 10-K, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning LSB Financial directors is incorporated herein by reference to the sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2009 under the caption “Proposal 1 - Election of Directors.” Information concerning LSB Financial executive officers is included in Item 4.5 in Part I of this Form 10-K and is incorporated herein by reference.

The information relating to corporate governance required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2009 under the caption “Corporate Governance.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2009 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” incorporated herein by reference.

LSB Financial has a written code of ethics that applies to all of our directors, officers and employees. The code of ethics is available on our website at www.lsbank.com.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2009 with the captions “Executive Compensation” and “Compensation of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2009 with the caption “Principal Holders of Common Stock.”

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	35,701(2)	18.77 (3)	81,000(4)
Equity compensation plans not approved by security holders	---	---	---

(1)  LSB Financial Corp.’s 1995 Stock Option and Incentive Plan terminated on August 22, 2005 so no further options may be granted under the 1995 Stock Option and Incentive Plan.  LSB Financial Corp.’s Recognition and Retention Plan terminated by its terms on August 22, 2005, so no further awards may be made under the Recognition and Retention Plan.
(2) Includes 35,701 shares under LSB Financial Corp.’s 1995 Stock Option and Incentive Plan and no shares under LSB Financial Corp.’s Recognition and Retention Plan.
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

Information concerning director independence and certain relationships and transactions is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2009 with the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2009 with the captions “Accountants” and “Accountant’s Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Annual Report Page No(s).
Financial Statements:
Report of BKD, LLP, Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets at December 31, 2008 and 2007	34
Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007	35
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007	36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	37
Notes to Consolidated Financial Statements	38-61

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

LSB FINANCIAL COP.

Date:	3/30/09	By:	/s/ Randolph F. Williams
Randolph F. Williams, President,
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Mariellen M. Neudeck	/s/ Randolph F. Williams
	Mariellen M. Neudeck, Chairman of the Board	Randolph F. Williams, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)

Date:	3/27/2009	Date:	3/30/09

	/s/ James A. Andrew	/s/ Kenneth P. Burns
	James A. Andrew, Director	Kenneth P. Burns, Director

Date:	3/30/2009	Date:	3/27/09

	/s/ Philip W. Kemmer	/s/ Peter Neisel
	Philip W. Kemmer, Director	Peter Neisel, Director

Date:	March 27, 2009	Date:	3/30/09

	/s/ Jeffrey A. Poxon	/s/ Thomas R. McCully
	Jeffrey A. Poxon, Director	Thomas R. McCully, Director

Date:	3/30/09	Date:	3/28/09

	/s/ Mary Jo David	/s/ Charles W. Shook
	Mary Jo David, Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)	Charles W. Shook, Director

Date:	3/31/09	Date:	3/30/09

INDEX TO EXHIBITS
Regulation S-K Exhibit Number	Document

3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Bylaws, as amended and restated, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2007 (File No. 0-25070), are incorporated herein by reference.
4	Registrant’s Specimen Stock Certificate, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), is incorporated herein by reference.
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

10.8*
Amended and Restated Employment Agreement dated February 27, 2006 between LSB Financial Corp. and Mary Jo David filed as Exhibit 10.2 to the Registrant’s 8-K filed on March 3, 2008 (File No. 0-25070), is incorporated herein by reference.

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

13	Annual Report to Shareholders for the Year Ended December 31, 2008.
21	Subsidiaries of Registrant.
23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a - 14(a) Certification (Chief Executive Officer).

31.2	Rule 13a - 14(a) Certification (Chief Financial Officer).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.

E-2