Form 10-Q
period 2009-03-31
LSB FINANCIAL CORP
filed 2009-05-15
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at May 7, 2009
Common Stock, $.01 par value per share	1,553,525 shares

LSB FINANCIAL CORP.

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands except per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$1,528	$2,046
Short-term investments	24,657	9,179
Cash and cash equivalents	26,185	11,225
Available-for-sale securities	12,138	11,853
Loans held for sale	2,962	1,342
Total loans	323,490	328,994
Less: Allowance for loan losses	(3,920)	(3,697)
Net loans	319,570	325,297
Premises and equipment, net	6,443	6,461
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	5,899	5,841
Interest receivable and other assets	6,387	6,996
Total Assets	$383,581	$373,012

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$275,683	$258,587
Federal Home Loan Bank advances	71,500	78,500
Interest payable and other liabilities	2,200	1,850
Total liabilities	349,383	338,937

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2009 - 1,553,525 shares, 2008 - 1,553,525 shares	15	15
Additional paid-in-capital	10,984	10,983
Retained earnings	23,070	22,961
Accumulated other comprehensive gain (loss)	129	116
Total shareholders’ equity	34,198	34,075

Total liabilities and shareholders’ equity	$383,581	$373,012

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2009	2008
Interest and Dividend Income
Loans	$4,856	$5,204
Securities
Taxable	47	122
Tax-exempt	67	69
Other	3	26
Total interest and dividend income	4,973	5,421
Interest Expense
Deposits	1,815	1,949
Borrowings	771	929
Total interest expense	2,586	2,878
Net Interest Income	2,387	2,543
Provision for Loan Losses	569	250
Net Interest Income After Provision for Loan Losses	1,818	2,293

Non-interest Income
Deposit account service charges and fees	336	396
Net gains on loan sales	523	16
Net gain on other real estate owned	33	91
Other	244	279
Total non-interest income	1,136	782

Non-interest Expense
Salaries and employee benefits	1,352	1,227
Net occupancy and equipment expense	352	344
Computer service	134	135
Advertising	57	69
Other	652	558
Total non-interest expense	2,547	2,333

Income Before Income Taxes	407	742
Provision for Income Taxes	105	227
Net Income	$302	$515
Basic Earnings Per Share	$0.20	$0.33
Diluted Earnings Per Share	$0.20	$0.33
Dividends Declared Per Share	$0.125	$0.25

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2008	$15	$11,066	$22,777	$74	$33,932
Comprehensive income
Net income			515		515
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				110	110
Total comprehensive income					625
Dividends on common stock, $0.25 per share			(389)		(389)
Purchase and retirement of stock (2,900 shares)		(56)			(56)
Stock options exercised (4,341 shares)		67			67
Tax benefit of stock options exercised		6			6
Amortization of stock option compensation		2			2
Balance, March 31, 2008	$15	$11,085	$22,903	$184	$34,187

Balance, January 1, 2009	$15	$10,983	$22,961	$116	$34,075
Comprehensive income
Net income			302		302
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				13	13
Total comprehensive income					315
Dividends on common stock, $0.125 per share			(193)		(193)
Amortization of stock option compensation		1			1
Balance, March 31, 2009	$15	$10,984	$23,070	$129	$34,198

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities
Net income	$302	$515
Items not requiring (providing) cash
Depreciation	122	136
Provision for loan losses	569	250
Amortization of premiums and discounts on securities	5	5
Gain on other real estate owned	(33)	(91)
Gain on sale of loans	(389)	(13)
Loans originated for sale	(22,733)	(546)
Proceeds on loans sold	21,502	312
Amortization of stock options	1	2
Tax benefit related to stock options exercised	---	(6)
Changes in
Interest receivable and other assets	783	596
Interest payable and other liabilities	350	546
Net cash from operating activities	479	1,706

Investing Activities
Purchases of available-for-sale securities	(701)	---
Proceeds from maturities of available-for-sale securities	567	408
Net change in loans	4,445	(8,316)
Proceeds from sale of OREO	371	1,950
Purchase of premises and equipment	(104)	(57)
Net cash from investing activities	4,578	(6,015)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	10,479	9,362
Net change in certificates of deposit	6,617	(832)
Proceeds from Federal Home Loan Bank advances	---	15,000
Repayment of Federal Home Loan Bank advances	(7,000)	(12,000)
Proceeds from stock options exercised	---	67
Tax benefit related to stock options exercised	---	6
Repurchase of stock	---	(56)
Dividends paid	(193)	(389)
Net cash from financing activities	9,903	11,158

Increase (Decrease) in Cash and Cash Equivalents	14,960	6,849
Cash and Cash Equivalents, Beginning of Period	11,225	6,490
Cash and Cash Equivalents, End of Period	$26,185	$13,339

Supplemental Cash Flows Information
Interest paid	2,615	2,902
Income taxes paid	100	400

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	135	3

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
March 31, 2009

    Note 1 - General

    The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.  The consolidated condensed balance sheet of LSB Financial Corp. as of March 31, 2009 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

    Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

    Note 3 - Earnings per share

    Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares.  All shares were excluded in the diluted earnings per share calculation as their effect would be antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended March 31,
	2009	2008

Weighted average shares outstanding	1,553,525	1,558,523
Shares used to compute diluted earnings per share	1,553,525	1,560,997
Earnings per share	$0.20	$0.33
Diluted earnings per share	$0.20	$0.33

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

March 31, 2009		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$ 12,138	$ 0	$ 12,138	$ 0

December 31, 2008		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$ 11,853	$ 0	$ 11,853	$ 0

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed.  During the first three months of 2009, impaired loans were partially charged-off or re-evaluated.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009:

March 31, 2009		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$ 3,273	$ 0	$ 3,273	$ 0

December 31, 2008		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$ 4,803	$ 0	$ 4,803	$ 0

    Note 5 – Future Accounting Pronouncements

    On May 5, 2008, Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, was issued.  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S.  The adoption of this standard will not impact the presentation of our financial position or results of operations.

    In April 2009, the FASB issued the following new accounting standards:

i.)
FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)
FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary-Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2. FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.

iii.)
FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Impairments, or FSP FAS 107-1 and APB 28-1.  FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009.  We are evaluating the impact that these standards will have on our financial statements.

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

    We have an experienced and committed staff and enjoy a good reputation for serving the people of the community and understanding their financial needs and for finding a way to meet those needs.  We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies.  We believe this sets us apart from the other 19 banks and credit unions that compete with us.  We also believe that operating independently under the same name for 140 years is a benefit to us—especially as acquisitions and consolidations of local financial institutions continue.  Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local bank has proved to be a successful strategy.

    Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  In this period of extraordinary economic times, we find ourselves in a community that to some extent has been sheltered from the worst effects of the slowdown.  The greater Lafayette area enjoys diverse employment including several major manufacturers; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County and a growing high-tech presence with the Purdue Research Park and the growth of a new medical corridor spurred by the building of two new hospitals. However the area isn’t immune to the effects of the recession.  The Tippecanoe County unemployment rate for March 2009 was 8.5%, compared to 10.6% for Indiana and 9.0% for the U.S.  There were temporary layoffs announced by Caterpillar, and Wabash National indicated it may be looking for a buyer.  However, a recent national report on the “Best Cities for Jobs” by the Praxis Strategy Group characterized the Lafayette area as “this year’s shooting star” having moved from a ranking of 287 in 2008 to 85 this year.  It noted the “significant investment in infrastructure and advanced infrasystems, enabling them (rising stars) to create jobs in higher-value, innovation-generating economic activities.”  Purdue University employs almost 15,000 people and has enrollment at the West Lafayette campus of over 40,000.  The University’s new construction in 2008 provided capital investments of over $242 million, thanks in part to their successful fundraising campaign which raised over $7 billion. The success of the Purdue Research Park in attracting high-tech companies to the Lafayette area is seen in the 52 buildings with 1.3 million square feet owned or leased by 160 companies employing 3,100 people. Its 195,000 square feet of incubator space makes it the largest institutionally operated incubator program in the nation.  A 121 turbine wind farm being established in adjacent White County is expected to boost Tippecanoe County’s economy by at least $20 million a year according to Greater Lafayette Commerce.  Some examples of new manufacturing growth include Federal Express which announced it will build a distribution center in Lafayette in 2009, EDS Indiana Technical Resource Center leasing 13,000 square feet in Purdue Research Park and hiring 92 people with additional growth planned for 45,000 square feet occupied in 2009 and 200 employees hired by 2010.  TRW plans to expand its operations with a new $29 million facility in south Lafayette that will employ 200 people.  Subaru of Indiana increased its national sales by 3% in 2008, the only major auto manufacturer to do so.

The community is making progress working through the effects of the overbuilding of one- to four-family housing when housing starts increased from a somewhat typical 858 starts in 2001 to 1,219 in 2004.  New construction has dropped every year since, to 448 in 2008.   Many of the houses which had been sold to marginally qualified borrowers reappeared on the market as foreclosed properties, further slowing the need for new housing.  While this increase in foreclosed properties and distressed housing sales has been a drag on the economy, this was due more to aggressive marketing of houses to people who couldn’t afford them rather than because of increased levels of unemployment.  In addition, unlike in other parts of the country, housing values in the Metropolitan Statistical Area of which Tippecanoe County is a part have increased by 2.88% over the last 12 months according to a report from the Office of Federal Housing Enterprise Oversight.

We continue to work with borrowers who have fallen substantially behind on their loans.  The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover probable losses.  The challenge is to get delinquent borrowers back on a workable payment schedule or to get control of their properties through an overburdened court system.  We acquired 11 properties in the first quarter of 2009 through foreclosure or deeds-in-lieu of foreclosure.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings.  Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding.  Our net interest income also depends on the shape of the yield curve.  Since January 2007, the Federal Reserve has lowered short-term rates from around 5.0% to almost zero while long-term rates which had also been near 5.0% fell to under 3.0%.  Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step.  In reality, loans—especially those immediately repriceable to prime—fell immediately while deposits generally stayed high due to a demand for liquidity, especially by big banks whose presence in the deposit markets was ubiquitous.  We have started to see deposit rates gradually respond to the lower market rates as banks are less concerned about the loss of liquidity.  Overall loan rates are expected to stay low.

    Rate changes can typically be expected to have an impact on interest income.  Falling rates generally increase borrower preference for fixed rate products, which we typically sell on the secondary market, and existing adjustable rate loans can be expected to reprice to lower rates, which could be expected to have a negative impact on our interest income.  Also any new loans put on the books will be at comparatively low rates.  Because the government is working to push long-term rates to fall further to help ease the housing crisis, we are seeing a return to a high volume of refinancing.

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

    The level of turmoil in the financial services industry does present unusual risks and challenges for the Company, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Possible Implications of Current Events” in the Annual Report to Shareholders filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

    Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of

March 31, 2009.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

    Our total assets increased $10.6 million, or 2.83%, during the three months from December 31, 2008 to March 31, 2009.  Primary components of this increase were a $15.0 million increase in short-term investments and cash and due from banks partially offset by a $4.1 million decrease in net loans receivable including loans held for sale.  Management attributes the increase in short-term investments to a $17.1 million increase in deposits from December 31, 2008 to March 31, 2009 which we moved to short-term investments in expectation of future funding needs or repayments of Federal Home Loan Bank advances or maturing brokered deposits.  The decrease in net loans was generally due to the increase in borrowers refinancing their mortgages to lower rate fixed rate mortgages which we typically sell on the secondary market.   The increase in deposits was generally due to a decision by bank customers to move funds to the safety of a bank offering FDIC deposit insurance coverage rather than leave them in more risky investments.  We reduced Federal Home Loan Bank advances by $7.0 million from December 31, 2008 to March 31, 2009.

    Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $9.4 million at December 31, 2008 to $12.9 million at March 31, 2009.  Non-performing assets at March 31, 2009 consisted of $8.0 million of loans on residential real estate, $2.2 million on land or commercial real estate loans, $19,000 on consumer loans and $683,000 on commercial business loans.  Foreclosed assets consisted of $1.7 million of residential property and $220,000 of commercial real estate.  At March 31, 2009, our allowance for losses equaled 1.20% of total loans (including loans held for sale) compared to 1.12% at December 31, 2008.  The allowance for loan losses at March 31, 2009 totaled 30.45% of nonperforming assets compared to 39.38% at December 31, 2008, and 35.71% of non-performing loans at March 31, 2009 compared to 46.35% at December 31, 2008.  Our non-performing assets equaled 3.36% of total assets at March 31, 2009 compared to 2.52% at December 31, 2008.

    When a non-performing loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  Because of the large number of foreclosures the court systems frequently have backlogs in scheduling loan hearings.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to and dispose of it.  We attempt to acquire properties through deeds-in-lieu of foreclosure if there are no other liens on the properties.  In 2008, we acquired 25 properties through deeds-in-lieu of foreclosure and an additional 9 properties through foreclosure.  In the first quarter of 2009 we acquired 2 properties through deeds-in-lieu of foreclosure and an additional 9 properties through foreclosure.  As a result, $351 was charged against loan loss reserves for these properties in 2009 to reduce the carrying value of the property to the estimated realizable value.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

    Shareholders’ equity increased from $34.1 million at December 31, 2008 to $34.2 million at March 31, 2009, an increase of $123,000, or 0.36%, primarily as a result of net income of $302,000, partially offset by our payment of $193,000 of dividends on common stock.  Shareholders’ equity to total assets was 8.92% at March 31, 2009 compared to 9.14% at December 31, 2008.

Average Balances, Interest Rates and Yields

The following table presents for the periods indicated the total dollar amount of interest income earned on average interest-earning assets and the resultant yields on such assets, as well as the interest expense paid on average interest-bearing liabilities, and the rates paid on such liabilities.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three months ended March 31, 2009				Three months ended March 31, 2008
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/Paid	Yield/ Rate

Interest-Earning Assets:
Loans receivable(1)	$324,078		4,856	5.99%	$300,871		5,204	6.92%
Other investments	33,532		117	1.40	26,462		217	3.28
Total interest-earning assets	357,610		4,973	5.56	327,333		5,421	6.62

Savings deposits	$23,889		61	1.02	$20,807		55	1.06
Demand and NOW deposits	63,431		112	0.71	60,522		140	0.93
Time deposits	182,574		1,641	3.60	155,968		1,754	4.50
Borrowings	71,500		771	4.31	75,589		929	4.92
Total interest-bearing liabilities	341,394		2,585	3.03	312,886		2,878	3.68

Net interest income			$2,388				$2,543
Net interest rate spread				2.53%				2.95%
Net earning assets	$16,216				$14,447
Net yield on average interest-earning assets				2.67%				3.11%
Average interest-earning assets to average interest-bearing liabilities	1.05	x			1.05	x

Results of Operations

Comparison of Operating Results the Quarter Ended March 31, 2009 and March 31, 2008

General.  Net income for the three months ended March 31, 2009 was $302,000, a decrease of $213,000, or 41.36%, over the three months ended March 31, 2008.  The decrease was primarily due to a $319,000 increase in the allowance for loan losses and a $156,000 decrease in net interest income and a $214,000 increase in non-interest expenses, partially offset by a $354,000 increase in non-interest income, and a $122,000 decrease in taxes on income.

Net Interest Income.  Net interest income for the three months ended March 31, 2009 decreased $156,000, or 6.13%, over the same period in 2008.  This decrease was due to a 44 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.11% for the three months ended March 31, 2008 to 2.67% for the three months ended March 31, 2009 offset by a $1.8 million increase in net interest-earning assets.  The decrease in net interest margin is primarily due to the 106 basis point decrease in the average rate on interest-earning assets from 6.62% for the three months ended March 31, 2008 to 5.56% for the three months ended March 31, 2009 offset by a 65 basis point decrease in the average rate on interest-bearing liabilities from 3.68% to 3.03% for the same respective periods.

Interest income on loans decreased $348,000, or 6.69%, for the three months ended March 31, 2009 compared to the same three months in 2008.  The average rate on loans fell from 6.92% to 5.99% partly due to the aggressive rate cuts by the Federal Reserve starting in 2007 which left prime rates at 3.25% at March 31, 2009 compared to 5.25% in March 2008.  The effect on rates tied to prime was immediate but all variable rates repriced downward during the period.  The average balance of loans increased by $23.2 million due to tighter credit at some of the larger banks which brought us the opportunity to consider new lending relationships.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $100,000, or 46.08%, for the three months ended March 31, 2009 compared to the same period in 2008.  This was the result of a 188 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock offset by a $7.1 million increase in average balances.  Much of the $17.1 million increase in deposits received in the first quarter was moved into low-rate, short-term investments in expectation of the opportunity to replace brokered deposits with local deposits and reduce the level of Federal Home Loan Bank advances and to fund growth.

Interest expense for the three months ended March 31, 2009 decreased $292,000, or 10.15%, over the same period in 2008 due to a $158,000 decrease in interest expense on Federal Home Loan Bank advances and a $134,000 decrease in interest on deposits.  The decrease in interest expense on Federal Home Loan Bank advances was due to a $4.1 million decrease in the average balance along with a 60 basis point decrease in the average rate.  The decrease in interest on deposits was due to a decrease in the average rate paid on deposits from 3.28% for the first three months of 2008 to 2.69% for the first three months of 2009, offset by a $32.6 million increase in average deposits.  The decrease in rates was due to generally lower interest rates in the economy.

Provision for Loan Losses.   The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	03/31/09	12/31/08	03/31/08

Loans delinquent 30-59 days	$721	$1,483	$542
Loans delinquent 60-89 days	3,758	3,187	1,260
Total delinquencies	4,479	4,670	1,802

Accruing loans past due 90 days	656	0	1,669
Non-accruing loans	10,320	7,976	6,592
Total non-performing loans	10,976	7,976	8,261
OREO	1,897	1,412	3,292
Total non-performing assets	$12,873	$9,388	$11,553

The accrual of interest income is discontinued when a loan becomes 90 days and three payments past due.  Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and in the process of collection.  Troubled debt restructurings are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure.   Delinquent loans, non-performing loans and other real estate owned (“OREO”) properties all showed improvement compared to the prior quarter and the prior year, reflecting the efforts of the staff and the condition of the local economy.

The increase in non-performing loans at March 31, 2009 compared to December 31, 2008 was generally due to a number of properties moving into non-performing status because factors including the deterioration in the borrower’s situation due to loss of employment or in some cases due to the postponement or inability to complete an expected sale of property.  We took $910,000 into OREO in the first quarter, writing off $351,000, and sold a total of $371,000 of OREO properties.

We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio.  The analysis includes consideration of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, delinquencies and other relevant factors.  From time to time, we also use the services of a consultant to assist in the evaluation of our growing commercial real estate loan portfolio.  On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors.

This analysis serves as a point-in-time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

More specifically, our analysis of the loan portfolio will begin at the time the loan is originated, at which time each loan is assigned a risk rating.  If the loan is a commercial credit, the borrower will also be assigned a similar rating.  Loans that continue to perform as agreed will be included in one of ten non-classified loan categories.  Portions of the allowance are allocated to loan portfolios in the various risk grades, based upon a variety of factors, including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market.  Loans no longer performing as agreed are assigned a higher risk rating, eventually resulting in their being regarded as classified loans.  A collateral re-evaluation is completed on all classified loans.  This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans.  These components are added together and compared to the balance of our allowance at the evaluation date.

We recorded a $569,000 provision for loan losses for the three months ended March 31, 2009 as a result of our analyses of our current loan portfolios, compared to $250,000 during the same period in 2008.  The provisions were necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent and incurred in the loan portfolio.  During the first quarter of 2009, we charged $351,000 against loan loss reserves on 18 loans either written off or taken into other real estate owned.  We expect to obtain possession of more properties in 2009 that are currently in the process of foreclosure.  The final disposition of these properties may be expected to result in a loss in some cases.  The $569,000 provision for loan losses in the first quarter of 2009 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

	2009	2008
	(Dollars in Thousands)

Balance at January 1	$3,697	$3,702
Loans charged off	(351)	(676)
Recoveries	5	1
Provision	569	250
Balance at March 31	$3,920	$3,277

At March 31, 2009, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $12.9 million compared to $9.4 million at December 31, 2008.  In addition to our non-performing assets, we identified $4.8 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At March 31, 2009, we believe that our allowance for loan losses was adequate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.20% of net loans receivable and 35.71% of non-performing loans at March 31, 2009 compared to 1.12% and 46.35% at December 31, 2008, respectively.  Our nonperforming assets equaled 3.36% of total assets at March 31, 2009 compared to 2.52% at December 31, 2008.

Non-Interest Income.  Non-interest income for the three months ended March 31, 2009 increased by $354,000, or 45.27%, compared to the same period in 2008.  This was primarily due to a $507,000 gain in the sale of mortgage loans as the lower interest rate and new federal programs have resulted in a large number of borrowers refinancing their mortgages for lower rate, fixed rate mortgages which we typically sell on the secondary market. We completed sales of $21.5 million of loans in the first quarter and anticipated gains of $134,000 on committed loans to be sold in the second quarter.  The gain from the sale of loans was offset by a $60,000 decrease in fees on deposit accounts, by a $58,000 decrease in the gain on the disposal of other real estate owned, and a $35,000 decrease in other income primarily due to a $45,000 decrease in mortgage loan servicing fees due to writing off the mortgage servicing rights on loans that were refinanced, offset primarily by a $13,000 increase in fees generated by our in-house wealth management department.

Non-Interest Expense.  Non-interest expense for the three months ended March 31, 2009 increased $214,000 over the same period in 2008 due to a $125,000 increase in salaries due to an increase in loan origination activity by commission-based loan originators and a $94,000 increase in other expenses due primarily to a $100,000 increase in FDIC insurance.

Income Tax Expense.  Our income tax provision decreased by $122,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due primarily to decreased income.

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

Liquidity management is both a daily and long-term function for our senior management. We adjust our investment strategy, within the limits established by our investment policy, based upon assessments of expected loan demand, expected cash flows, Federal Home Loan Bank advance opportunities, market yields and objectives of our asset/liability management program.  Base levels of liquidity have generally been invested in interest-earning overnight and time deposits with the Federal Home Loan Bank of Indianapolis.  Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

Our liquidity ratios at March 31, 2009 and December 31, 2008 were 12.04% and 6.64%, respectively, compared to a regulatory liquidity base, and 9.17% and 5.07% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At March 31, 2009, we had outstanding commitments to originate loans and available lines of credit totaling $57.5 million and commitments to provide funds to complete current construction projects in the amount of $3.9 million. We had $7.6 million in outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $136.5 million at March 31, 2009.  Included in that number are $45.1 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $45.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $34.2 million at March 31, 2009 compared to $34.1 million at March 31, 2008, an increase of $123,000, or 0.36%, due primarily to net income of $302,000, partially offset by our payment of dividends on common stock.  Shareholders’ equity to total assets was 8.92% at March 31, 2009 compared to 9.14% at December 31, 2008.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of March 31, 2009 and December 31, 2008, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at March 31, 2009 and December 31, 2008 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total risk-based capital (to risk-weighted assets)	$36,759	12.6%	$23,332	8.0%	$29,165	10.0%
Tier I capital (to risk-weighted assets)	33,918	11.6	11,666	4.0	17,499	6.0
Tier I capital (to adjusted total assets)	33,918	8.9	11,501	3.0	19,168	5.0
Tier I capital (to adjusted tangible assets)	33,918	8.9	7,667	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,918	8.9	5,751	1.5	N/A	N/A

As of December 31, 2008
Total risk-based capital (to risk-weighted assets)	$36,409	12.8%	$22,763	8.0%	$28,453	10.0%
Tier I capital (to risk-weighted assets)	33,763	11.9	11,381	4.0	17,072	6.0
Tier I capital (to adjusted total assets)	33,763	9.1	11,158	3.0	18,597	5.0
Tier I capital (to adjusted tangible assets)	33,763	9.1	7,439	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,763	9.1	5,579	1.5	N/A	N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of March 31, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[2]

January 1 – January 31, 2009	---	---	---	52,817

February 1 – February 28, 2009	---	---	---	52,817

March 1 – March 31, 2009	---	---	---	52,817

Total	---	$ ---	---	52,817
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

LSB FINANCIAL CORP.
(Registrant)

Date: May 15, 2009	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification