Form 10-Q
period 2009-06-30
LSB FINANCIAL CORP
filed 2009-08-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at August 7, 2009
Common Stock, $.01 par value per share	1,553,525 shares

LSB FINANCIAL CORP.

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$1,748	$2,046
Short-term investments	18,515	9,179
Cash and cash equivalents	20,263	11,225
Available-for-sale securities	12,299	11,853
Loans held for sale	2,138	1,342
Total loans	323,178	328,994
Less: Allowance for loan losses	(4,085)	(3,697)
Net loans	319,093	325,297
Premises and equipment, net	6,383	6,461
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	5,957	5,841
Interest receivable and other assets	5,404	6,996
Total Assets	$375,534	$373,012

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$280,939	$258,587
Federal Home Loan Bank advances	57,500	78,500
Interest payable and other liabilities	2,764	1,850
Total liabilities	341,203	338,937

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2009 - 1,553,525 shares, 2008 - 1,553,525 shares	15	15
Additional paid-in-capital	10,985	10,983
Retained earnings	23,187	22,961
Accumulated other comprehensive income	144	116
Total shareholders’ equity	34,331	34,075

Total liabilities and shareholders’ equity	$375,534	$373,012

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans	$4,910	$5,153	$9,766	$10,356
Securities
Taxable	80	123	126	245
Tax-exempt	66	69	133	138
Other	3	29	6	56
Total interest and dividend income	5,059	5,374	10,031	10,795
Interest Expense
Deposits	1,778	1,867	3,593	3,816
Borrowings	745	907	1,516	1,836
Total interest expense	2,545	2,774	5,109	5,652
Net Interest Income	2,536	2,600	4,922	5,143
Provision for Loan Losses	389	250	958	500
Net Interest Income After Provision for Loan Losses	2,147	2,350	3,964	4,643

Non-interest Income
Deposit account service charges and fees	370	433	706	829
Net gains on loan sales	451	8	974	25
Gain (loss) on sale other real estate owned	(100)	(72)	(66)	19
Other	250	353	494	632
Total non-interest income	971	722	2,108	1,505

Non-Interest Expense
Salaries and employee benefits	1,380	1,145	2,732	2,372
Net occupancy and equipment expense	317	341	670	686
Computer service	147	135	281	270
Advertising	60	72	117	140
FDIC insurance premiums	235	65	368	98
Other	552	558	1,070	1,083
Total non-interest expense	2,691	2,316	5,238	4,649

Income Before Income Taxes	427	756	834	1,499
Provision for Income Taxes	115	235	220	462
Net Income	$312	$521	$614	$1,037
Basic Earnings Per Share	$0.20	$0.34	$0.40	$0.67
Diluted Earnings Per Share	$0.20	$0.33	$0.40	$0.66
Dividends Declared Per Share	$0.125	$0.25	$0.25	$0.50

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2008	$15	$11,066	$22,777	$74	$33,932
Comprehensive income
Net income			1,037		1,037
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				(48)	(48)
Total comprehensive income					989
Dividends on common stock, $0.50 per share			(779)		(779)
Purchase and retirement of stock (8,900 shares)		(166)			(166)
Stock options exercised (4,341 shares)		67			67
Tax benefit of stock options exercised		6			6
Amortization of stock option compensation		4			4
Balance, June 30, 2008	$15	$10,977	$23,035	$26	$34,053

Balance, January 1, 2009	$15	$10,983	$22,961	$116	$34,075
Comprehensive income
Net income			614		614
Change in unrealized appreciation (depreciation) on available-for-sale securities, net of taxes				28	28
Total comprehensive income					642
Dividends on common stock, $0.25 per share			(388)		(388)
Amortization of stock option compensation		2			2
Balance, June 30, 2009	$15	$10,985	$23,187	$144	$34,331

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Operating Activities
Net income	$614	$1,037
Items not requiring (providing) cash
Depreciation	246	275
Provision for loan losses	958	500
Amortization of premiums and discounts on securities	12	10
Gain on other real estate owned	66	(19)
Gain on sale of loans	(685)	(19)
Loans originated for sale	(47,317)	(492)
Proceeds on loans sold	47,206	511
Amortization of stock options	2	4
Tax benefit related to stock options exercised	0	(6)
Changes in
Interest receivable and other assets	1,485	281
Interest payable and other liabilities	914	343
Net cash from operating activities	3,501	2,425

Investing Activities
Purchases of available-for-sale securities	(1,877)	0
Proceeds from maturities of available-for-sale securities	1,465	838
Net change in loans	3,935	(10,612)
Proceeds from sale of OREO	1,218	2,405
Purchase of premises and equipment	(168)	(121)
Net cash from investing activities	4,573	(7,490)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	26,991	8,541
Net change in certificates of deposit	(4,639)	(1,035)
Proceeds from Federal Home Loan Bank advances	0	19,000
Repayment of Federal Home Loan Bank advances	(21,000)	(17,000)
Proceeds from stock options exercised	0	67
Tax benefit related to stock options exercised	0	6
Repurchase of stock	0	(166)
Dividends paid	(388)	(779)
Net cash from financing activities	964	8,634

Increase in Cash and Cash Equivalents	9,036	3,569
Cash and Cash Equivalents, Beginning of Period	11,225	6,490
Cash and Cash Equivalents, End of Period	$20,263	$10,059

Supplemental Cash Flows Information
Interest paid	5,189	5,724
Income taxes paid	100	400

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	288	6

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
June 30, 2009
Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.  The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2008 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

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

Note 3 - Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares.  For 2009, all shares related to stock options outstanding were excluded from the six month diluted earnings per share calculation as their effect would be antidilutive and 1,559 shares were included in the three month diluted earnings per share calculation as they were considered dilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Weighted average shares outstanding	1,553,525	1,555,310	1,553,525	1,556,917
Shares used to compute diluted earnings per share	1,555,084	1,556,894	1,553,525	1,558,960
Earnings per share	$0.20	$0.34	$0.40	$0.67
Diluted earnings per share	$0.20	$0.33	$0.40	$0.66

Note 4 – Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale Securities:
June 30, 2009:
U.S. government agencies	$536	$0	$0	$536
Mortgage-backed securities	3,381	113	(2)	3,492
State and political subdivisions	8,142	135	(6)	8,271

	$12,059	$248	$(8)	$12,299

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value

Within one year	$1,441	$1,446
One to five years	1,544	1,577
Five to ten years	5,201	5,267
After ten years	492	517
	8,678	8,807

Mortgage-backed securities	3,381	3,492

Totals	$12,059	$12,299

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $3,759 at June 30, 2009.

There were no sales of securities during 2009 or 2008.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2009, was $1,166, which is approximately 9% of the Company’s available-for-sale and held-to-maturity investment portfolio.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

June 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$47	$1	$99	$1	$146	$2

State and political subdivisions	1,020	6	0	0	1,020	6

Total temporarily impaired securities	$1,067	$7	$99	$1	$1,166	$8

Note 5 - Accumulated Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

2009

Net unrealized gain on securities available-for-sale	$46
Tax expense	18

Other comprehensive income	$28

Note 6 - Disclosures About Fair Value of Assets and Liabilities

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

Following is a description of the inputs and valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.  Third-party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2).  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. government agencies, mortgage-backed securities and state and political subdivisions.   In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
June 30, 2009
U.S. government agencies	$536	$0	$536	$0
Mortgage-backed securities	3,492	0	3,492	0
State and political subdivisions	8,271	0	8,271	0

Available-for-sale securities
December 31, 2008
U.S. government agencies	$509	$0	$509	$0
Mortgage-backed securities	3,705	0	3,705	0
State and political subdivisions	7,639	0	7,639	0

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used.  This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate.  The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discount existing at origination or acquisition of the loan.

Impaired loans are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans June 30, 2009	$6,108	$0	$0	$6,108

Impaired loans December 31, 2008	$4,803	$0	$0	$4,803

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Loans Held for Sale, Federal Home Loan Bank Stock, Accrued Interest Receivable and Accrued Interest Payable

The carrying amount approximates fair value.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FAS 107 not previously disclosed at June 30, 2009.

	June 30, 2009
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$20,263	$20,263
Available-for-sale securities	12,299	12,299
Loans held for sale	2,138	2,138
Loans, net of allowance for loan losses	319,093	328,831
Federal Home Loan Bank stock	3,997	3,997
Interest receivable	1,577	1,577
Financial liabilities
Deposits	280,939	285,148
Federal Home Loan Bank advances	57,500	58,746
Interest payable	237	237

Note 7 –Accounting Developments

FASB Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment.  The Financial Accounting Standards Board (“FASB”) has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments.  The FSPs were effective for interim and annual periods ending after June 15, 2009.  The Company adopted the FSPs effective for the period ending June 30, 2009, and adoption did not result in a material effect on consolidated results of operations.  Additional disclosures required by the adoption of these standards are included above.

Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”).  On June 12, 2009, the FASB issued SFAS 166 which removes the concept of a qualifying special-purpose entity (“QSPE”) from Statement 140, and eliminates the exception for QSPEs from the consolidation guidance of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46 (R)”).  Concurrent with the issuance of SFAS 166, the FASB issued SFAS 167, Amendment to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 addresses the effect of eliminating the QSPE concept from Statement 140 and enhances the transparency of an entity’s involvement in a variable interest entity (“VIE”).  SFAS 166 is effective as of the beginning of the Corporation’s first annual reporting period beginning after November 15, 2009.  Earlier adoption is prohibited. The Corporation does not expect the adoption of the provisions of SFAS 166 to have a material effect on the Corporation’s financial condition and results of operations.

Statement of Financial Accounting Standards No. 167, Amendment to FASB Interpretation No. 46 (R) (“SFAS 167”).  On June 12, 2009, the FASB issued SFAS 167 to address the effects of eliminating the QSPE concept from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Liabilities and enhance the transparency of an entity’s involvement in a variable interest entity (“VIE”).  SFAS 167 is effective as of the beginning of the Corporation’s first annual reporting period beginning after November 15, 2009.  Earlier adoption is prohibited.  The Corporation does not expect the adoption of the provisions of SFAS 167 to have a material effect on the Corporation’s financial condition and results of operations.

Note 8 – Subsequent Events

Subsequent events have been evaluated through August 14, 2009, which is the date the financial statements were available to be issued.

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

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community and understanding their financial needs and for finding a way to meet those needs.  We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies.  We believe this sets us apart from the other 19 banks and credit unions that compete with us.  We also believe that operating independently under the same name for over 140 years is a benefit to us—especially as local offices of large banks have less local authority than was once seen.  Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local bank has proved to be a successful strategy.

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park, and the growth of a new medical corridor spurred by the building of two new hospitals.  However the area isn’t immune to the effects of the recession.  The Tippecanoe County unemployment rate for June 2009 was 10.3%, compared to 10.7% for Indiana and 9.7% for the U.S.  Pending temporary layoffs announced by Caterpillar and new layoffs by Wabash National last quarter contributed to the increase in the unemployment rate this quarter.  Wabash National has just announced that it has entered into a securities purchase agreement with Trailer Investments, LLC, pursuant to which Trailer Investments will invest $35 million in Wabash National.  Non-manufacturing sectors of the economy have fared better.  A recent national report on the “Best Cities for Jobs” by the Praxis Strategy Group characterized the Lafayette area as “this year’s shooting star” having moved from a ranking of 287 in 2008 to 85 this year.  The Purdue Research Park has more than 3,700 employees earning an average annual wage of $54,000.  With the addition of the two new buildings in May, 2009, the Purdue Research Park of West Lafayette has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state.

Despite the foreclosed properties and sales of distressed housing, the Federal Housing Finance Agency housing values in the Metropolitan Statistical Area in which Tippecanoe County is located for the first quarter show that Tippecanoe County is faring well in home sales with prices over the last year decreasing only 0.19%.  In addition the Indiana Association of Realtors reported that sales of existing single-family homes increased by 11.9% this June over June, 2008.

We continue to work with borrowers who have fallen substantially behind on their loans.  The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover probable incurred losses.  The challenge is to get delinquent borrowers back on a workable payment schedule or to get control of their properties through an overburdened court system.  We acquired 11 properties in the second quarter of 2009 through foreclosure or deeds-in-lieu of foreclosure and also sold 11 properties in the same period.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings.  Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and investments and the cost of funding.  Our net interest income also depends on the shape of the yield curve.  Since January 2007, the Federal Reserve has lowered short-term rates from around 5.0% to almost zero while long-term rates which had also been near 5.0% fell to under 3.0%.  Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step.  In reality, loans—especially those immediately repriceable to prime—fell immediately while deposits generally stayed high due to a demand for liquidity, especially by big banks whose presence in the deposit markets was ubiquitous.  We have started to see deposit rates gradually respond to the lower market rates as banks become less concerned about the loss of liquidity.  Overall short term loan rates are expected to stay low while longer term rates may rise somewhat.

Rate changes can be expected to have an impact on interest income.  Falling rates generally increase borrower preference for fixed rate products, which we typically sell on the secondary market, and existing adjustable rate loans can be expected to reprice to lower rates, which could be expected to have a negative impact on our interest income.  Also any new loans put on the books will be at comparatively low rates.   For example, in June, our variable rate loans which are tied to the three-year Treasury rate repriced almost 2.0% lower.   The average rate on 30-year conventional mortgages increased 81 basis points from March 31, 2009 to June 30, 2009 based on the Freddie Mac index.  This can be expected to slow the number of loans being refinanced.

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

Our results of operations may also be affected by general and local competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

The level of turmoil in the financial services industry does present unusual risks and challenges for the Company, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Possible Implications of Current Events” in the Annual Report to Shareholders filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2008.

In addition, on June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on the Company and Lafayette Savings. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require Lafayette Savings to become a national bank or adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, at this time, we cannot determine the likelihood that the proposed regulatory reform will be adopted in the form proposed by the Obama Administration or the specific impact that any adopted legislation will have on the Company or Lafayette Savings.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial's significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2008 included in the Annual Report to Shareholders filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2008.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Lafayette Savings.  Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  See Note 6 – Disclosures About Fair Value of Assets and Liabilities to the Consolidated Financial Statements as of June 30, 2009. Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral.  Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Financial Condition

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Our total assets increased $2.5 million, or 0.68%, during the six months from December 31, 2008 to June 30, 2009.  Primary components of this increase were a $9.3 million increase in short term investments offset by a $5.4 million decrease in net loans receivable including loans held for sale and a $1.6 million decrease in other assets due primarily to a $1.8 million decrease in account transfers in the process of settlement.  Management attributes the increase in short-term investments to a $22.4 million increase in deposits from December 31, 2008 to June 30, 2009, part of which we moved to short-term investments in expectation of repayments of maturing Federal Home Loan Bank advances or maturing brokered deposits.  We reduced Federal Home Loan Bank advances by $21.0 million from December 31, 2008 to June 30, 2009.  The decrease in net loans was generally due to the increase in the number of borrowers interested in refinancing their mortgages to lower rate fixed rate mortgages which we typically sell on the secondary market.   The increase in deposits was generally due to a decision by bank customers to move funds to the safety of a bank offering FDIC deposit insurance coverage rather than leave them in more risky investments, as well as the increased security offered by the Company’s participation in the FDIC’s Temporary Liquidity Guarantee Program, (“TLGP”).  The Company’s participation in the TLGP allows noninterest bearing transaction accounts to receive unlimited insurance coverage until December 31, 2009.  The FDIC has proposed a possible extension of the unlimited insurance protection for noninterest bearing accounts beyond the current termination date of December 31, 2009, for a possible cost of 25 basis point per $100 of insured deposits.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $9.4 million at December 31, 2008 to $12.3 million at June 30, 2009.  Non-performing loans and accruing loans 90 days past due totaled $10.8 million at June 30, 2009 and consisted of $6.6 million, or 60.63%, of one- to four-family or multi-family residential real estate loans, $3.7 million, or 33.77%, of loans on land or commercial property, $598,000, or 5.52%, of commercial business loans and $9,000, or 0.08%, of consumer loans.  Non-performing assets also include $1.5 million in foreclosed assets.  At June 30, 2009, our allowance for loan losses equaled 1.27% of total loans (including loans held for sale) compared to 1.12% at December 31, 2008.  The allowance for loan losses at June 30, 2009 totaled 33.20% of non-performing assets compared to 39.38% at December 31, 2008, and 37.71% of non-performing loans at June 30, 2009 compared to 46.35% at December 31, 2008.  Our non-performing assets equaled 3.28% of total assets at June 30, 2009 compared to 2.52% at December 31, 2008.  Non-performing loans totaling $583,000 were charged off in the first six months of 2009, offset by recoveries of $13,000.

When a non-performing loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to and dispose of it.  We attempt to acquire properties through deeds-in-lieu of foreclosure if there are no other liens on the properties.  In 2008, we acquired 25 properties through deeds-in-lieu of foreclosure and an additional 8 properties through foreclosure.  In the second quarter of 2009 we acquired 3 properties through deeds-in-lieu of foreclosure and an additional 8 properties through foreclosure.  As a result, $147,000 was charged against loan loss reserves for these properties in 2009 to reduce the carrying value of the property to the estimated realizable value.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $34.1 million at December 31, 2008 to $34.3 million at June 30, 2009, an increase of $256,000, or 0.75%, primarily as a result of net income of $614,000, partially offset by our payment of $388,000 of dividends on common stock.  Shareholders’ equity to total assets was 9.14% at June 30, 2009 and at December 31, 2008.

Average Balances, Interest Rates and Yields

The following two tables present, for the periods indicated, the total dollar amount of interest income earned on average interest-earning assets and the resultant yields on such assets, as well as the interest expense paid on average interest-bearing liabilities, and the rates paid on such liabilities.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three months ended June 30, 2009				Three months ended June 30, 2008
	Average Outstanding Balance		Interest Earned/ Paid	Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Yield/Rate

Interest-Earning Assets:
Loans receivable(1)	$324,704		4,911	6.05%	$305,854		5,153	6.74%
Other investments	36,657		148	1.61	25,128		221	3.52
Total interest-earning assets	361,361		5,059	5.60	330,981		5,374	6.49

Savings deposits	$26,728		69	1.03	$21,969		54	0.98
Demand and NOW deposits	72,097		142	0.79	62,651		127	0.81
Time deposits	178,522		1,567	3.51	154,872		1,686	4.35
Borrowings	66,000		745	4.52	75,923		907	4.78
Total interest-bearing liabilities	343,348		2,523	2.94	315,414		2,774	3.52

Net interest income			$2,536				$2,600
Net interest rate spread				2.66%				2.95%
Net earning assets	$18,013				$15,567
Net yield on average interest-earning assets				2.81%				3.11%
Average interest-earning assets to average interest-bearing liabilities	1.05	x			1.05	x
_________________
     (1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Six months endedJune 30, 2009				Six months endedJune 30, 2008
	Average Outstanding Balance		Interest Earned/Paid	Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Yield/Rate

Interest-Earning Assets:
Loans receivable(1)	$324,391		9,766	6.02%	$303,362		10,356	6.83%
Other investments	35,072		266	1.52	25,795		439	3.40
Total interest-earning assets	359,463		10,032	5.58	329,157		10,795	6.56

Savings deposits	$25,309		130	1.03	$21,388		109	1.02
Demand and NOW deposits	67,764		254	0.75	61,586		266	0.86
Time deposits	180,548		3,209	3.55	155,420		3,441	4.43
Borrowings	68,750		1,516	4.41	75,753		1,836	4.85
Total interest-bearing liabilities	342,371		5,109	2.98	314,147		5,652	3.60

Net interest income			$4,923				$5,143
Net interest rate spread				2.60%				2.96%
Net earning assets	$18,013				$15,567
Net yield on average interest-earning assets				2.74%				3.12%
Average interest-earning assets to average interest-bearing liabilities	1.05	x			1.05	x
_________________
(1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter Ended June 30, 2009 and June 30, 2008

General.  Net income for the six months ended June 30, 2009 was $614,000, a decrease of $423,000, or 40.79%, over the six months ended June 30, 2008.  Net income for the quarter ended June 30, 2009 was $312,000, a decrease of $209,000, or 40.12%, over the comparable quarter in 2008. The decrease for the six month period was primarily due to a $221,000, or 4.30%, decrease in net interest income, a $458,000, or 91.60%, increase in the provision for loan losses, a $360,000, or 15.18%, increase in salaries and benefits, a $270,000 increase in FDIC insurance premiums, a $123,000 decrease in service charges and fees and a $138,000 decrease in other income, partially offset by a $949,000 increase in gain on sales of loans and a $242,000 decrease in taxes on income.  The decrease for the three month period was primarily due to a $64,000 or 2.46% decrease in net interest income, a $139,000, or 55.60%, increase in the provision for loan losses, a $235,000, or 20.52%, increase in salaries and benefits, a $170,000 increase in FDIC insurance premiums, a $63,000 decrease in service charges and fees and a $103,000 decrease in other income, partially offset by a $443,000 increase in gain on sales of loans and a $120,000 decrease in taxes on income. The increase in FDIC insurance premiums is primarily due to a special assessment by the FDIC that cost the Company an additional $171,000.  The FDIC has authority to impose additional special assessments of up to 5 basis points on assets minus Tier 1 capital each quarter of this year after June 30, 2009 as deemed necessary. The latest possible date for the additional special assessment would be December 31, 2009, with collection on March 30, 2010.

Net Interest Income.  Net interest income for the six months ended June 30, 2009 decreased $221,000, or 4.30%, over the same period in 2008.  This decrease was due to a 38 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.12% for the six months ended June 30, 2008 to 2.74% for the six months ended June 30, 2009 partly offset by a $2.1 million increase in average net interest-earning assets.  The decrease in net interest margin is primarily due to the 98 basis point decrease in the average rate on interest-earning assets from 6.56% for the six months ended June 30, 2008 to 5.58% for the six months ended June 30, 2009. The average rate on interest-bearing liabilities decreased 62 basis points during this period from 3.60% to 2.98% for the same respective periods.  Net interest income for the three months ended June 30, 2009 decreased $64,000, or 2.46%, over the same period in 2008 for similar reasons.

Interest income on loans decreased $590,000, or 5.70%, for the six months ended June 30, 2009 compared to the same six months in 2008.  The average rate on loans fell from 6.83% to 6.02% partly due to the aggressive rate cuts by the Federal Reserve starting in 2007 which left prime rates at 3.25% at June 30, 2009 compared to 5.25% in June 2008. Those rate cuts had an immediate effect on loans tied to prime, but also resulted in lower market rates generally, which has a continuing effect on variable rate loans which have been repricing downward since that time.  The average balance of loans increased by $21.0 million due to tighter credit at some of the larger banks which brought us the opportunity to consider new lending relationships.

Interest income on loans decreased $243,000 for the second quarter of 2009 compared to the second quarter of 2008 due to a decrease in the average yield on loans from 6.74% for the second quarter of 2008 to 6.05% for the second quarter of 2009, partially offset by an $18.8 million increase in the average balance of loans from $331.0 million for the second quarter of 2008 to $324.7 million for the second quarter of 2009.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $174,000, or 39.64%, for the six months ended June 30, 2009 compared to the same period in 2008.  This was the result of a 173 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock offset by a $9.3 million increase in average balances.  Much of the $22.4 million increase in deposits received in the first six months was moved into low-rate, short-term investments in expectation of the opportunity to replace brokered deposits with local deposits, reduce the level of Federal Home Loan Bank advances and to fund growth.

Interest income on other investments and Federal Home Loan Bank stock decreased $72,000 for the second quarter of 2009 compared to the second quarter of 2008 due to a 191 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock from 3.52% for the second quarter of 2008 to 1.61% over the same period in 2009, partially offset by an $11.5 million increase in average balances.

Interest expense for the six months ended June 30, 2009 decreased $543,000, or 9.61%, over the same period in 2008 due to a $223,000 decrease in interest on deposits and a $320,000 decrease in interest expense on Federal Home Loan Bank advances.  The lower deposit costs were due to a decrease in the average rate paid on deposits from 3.20% for the first six months of 2008 to 2.63% for the first six months of 2009 offset by a $35.2 million increase in average deposits.  The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 4.85% for the first six months of 2008 to 4.41% for the first six months of 2009 and a $7.0 million decrease in average balances. The lower rates were generally due to the lower interest rates in the economy, especially for shorter-term products.

Interest expense decreased $251,000, or 9.05% for the second quarter of 2009 from the same period in 2008 primarily due to a decrease in the average rate paid on interest-earning liabilities of 58 basis points from 3.52 % for the second quarter of 2008 to 2.94% for the same period in 2009 offset by a $27.9 million increase in average interest-bearing liabilities for the same periods.

Provision for Loan Losses.  The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	06/30/09	12/31/08	06/30/08

Loans delinquent 30-59 days	$599	$1,483	$162
Loans delinquent 60-89 days	2,141	3,187	687
Total delinquencies under 90 days	2,740	4,670	849

Accruing loans past due 90 days	1,147	0	0
Non-accruing loans	9,687	7,976	8,200
Total non-performing loans	10,834	7,976	8,200
OREO	1,471	1,412	2,630
Total non-performing assets	$12,305	$9,388	$10,830

The accrual of interest income is discontinued when a loan becomes 90 days and three payments past due.  Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and in the process of collection.  Troubled debt restructurings are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure.   All but $5,000 of the 30-59 day delinquencies at December 31, 2008 were paying as agreed at June 30, 2009.  Of the 60-89 day delinquencies, $2.1 million were paying as agreed, while $1.1 million were either still in that category or were nonperforming at June 30, 2009.  Of the $8.0 million non-performing loans at December 31, 2008, $1.9 million were paying as agreed at June 30, 2009, while $4.7 million continued to be non-performing and $1.4 million had been taken into other real estate owned (OREO) or written off.  Between December 31, 2008 and June 30, 2009, $1.4 million properties were added to OREO and $1.3 million were sold or written off.

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

We recorded a $958,000 provision for loan losses for the six months ended June 30, 2009 as a result of our analyses of our current loan portfolios, compared to $500,000 during the same period in 2008.  The provisions were necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent and incurred in the loan portfolio.  During the first six months of 2009, we charged $583,000 against loan loss reserves on 32 loans either written off or taken into other real estate owned.  We expect to obtain possession of more properties in 2009 that are currently in the process of foreclosure.  The final disposition of these properties may be expected to result in a loss in some cases.  The $958,000 provision for loan losses was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

An analysis of the allowance for loan losses for the six months ended June 30, 2009 and 2008 follows:

	(Dollars in Thousands)
	2009	2008

Balance at January 1	$3,697	$3,702
Loans charged off	(583)	(746)
Recoveries	13	14
Provision	958	500
Balance at June 30	$4,085	$3,470

At June 30, 2009, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $12.3 million compared to $9.4 million at December 31, 2008.  In addition to our non-performing assets, we identified $4.8 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At June 30, 2009, we believe that our allowance for loan losses was adequate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.27% of net loans receivable and 37.71% of non-performing loans at June 30, 2009 compared to 1.12% and 46.35% at December 31, 2008, respectively.  Our nonperforming assets equaled 3.28% of total assets at June 30, 2009 compared to 2.52% at December 31, 2008.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2009 increased by $603,000, or 40.07%, compared to the same period in 2008.  This was primarily due to a $949,000 gain on the sale of mortgage loans as the lower interest rate and new federal programs have resulted in a large number of borrowers refinancing their mortgages for lower rate, fixed rate mortgages which we typically sell on the secondary market. We completed sales of $47.2 million of loans in the first six months of 2009 compared to $2.5 million in the first six months of 2008 and recorded gains of $85,000 on committed loans to be sold in the third quarter.  The gain from the sale of loans was offset by a $123,000 decrease in fees on deposit accounts, by an $85,000 fluctuation from a $19,000 gain to a $66,000 loss on the disposal of other real estate owned, and a $138,000 decrease in other income. Changes in other income were due primarily to a $117,000 decrease in mortgage loan servicing fees due to writing off the mortgage servicing rights on loans that were refinanced, and by a $43,000 decrease in loan modification fees, partially offset by $19,000 in fees generated by our in-house wealth management department.

Non-interest income for the second quarter of 2009 increased by $249,000 compared to the same period in 2008 primarily due to a $443,000 gain in the sale of mortgage loans, offset by a $63,000 decrease in fees on deposit accounts, a $28,000 increase in the loss on the disposal of other real estate owned, and a $103,000 decrease in other income.

Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2009 increased $589,000 over the same period in 2008 due to a $360,000 increase in salaries due to an increase in loan origination activity by commission-based loan originators and a $270,000 increase in FDIC insurance, partially attributable to a special assessment as of June 30, 2009 by the FDIC in the amount of $171,000.

Non-interest expense for the second quarter of 2009 increased by $375,000 over the same period in 2008, due largely to the factors mentioned above.

Income Tax Expense.   Our income tax provision decreased by $242,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, and by $120,000 for the quarter ended June 30, 2009 compared to June 30, 2008 due primarily to decreased income.

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

Our liquidity ratios at June 30, 2009 and December 31, 2008 were 9.04% and 6.64%, respectively, compared to a regulatory liquidity base, and 7.69% and 5.07% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At June 30, 2009, we had outstanding commitments to originate loans and available lines of credit totaling $44.4 million and commitments to provide funds to complete current construction projects in the amount of $4.4 million. We had $1.3 million in outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $129.2 million at June 30, 2009.  Included in that number are $38.3 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $38.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $34.3 million at June 30, 2009 compared to $34.1 million at December 31, 2008, an increase of $256,000, or 0.75%, due primarily to net income of $614,000, partially offset by our payment of dividends on common stock.  Shareholders’ equity to total assets was 9.14% at June 30, 2009 and at December 31, 2008.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of June 30, 2009 and December 31, 2008, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at June 30, 2009 and December 31, 2008 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total risk-based capital (to risk-weighted assets)	$37,124	12.7%	$23,479	8.0%	$29,349	10.0%
Tier I capital (to risk-weighted assets)	34,085	11.6	11,740	4.0	17,609	6.0
Tier I capital (to adjusted total assets)	34,085	9.1	11,297	3.0	18,828	5.0
Tier I capital (to adjusted tangible assets)	34,085	9.1	7,531	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,085	9.1	5,648	1.5	N/A	N/A

As of December 31, 2008
Total risk-based capital (to risk-weighted assets)	$36,409	12.8%	$22,763	8.0%	$28,453	10.0%
Tier I capital (to risk-weighted assets)	33,763	11.9	11,381	4.0	17,072	6.0
Tier I capital (to adjusted total assets)	33,763	9.1	11,158	3.0	18,597	5.0
Tier I capital (to adjusted tangible assets)	33,763	9.1	7,439	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,763	9.1	5,579	1.5	N/A	N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of June 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

April 1 – April 30, 2009	---	---	---	52,817

May 1 – May 31, 2009	---	---	---	52,817

June 1 – June 30, 2009	---	---	---	52,817

Total	---	---	---	52,817
_______________________
1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 15, 2009, LSB Financial Corp. held its Annual Meeting of Stockholders (the “Meeting”).

The directors who were elected at the Meeting for a term to expire in 2012, are as follows:

	For	Withheld

James A. Andrew	1,371,635	19,394
Kenneth P. Burns	1,377,638	13,391
Philip W. Kemmer	1,358,523	32,506
Randolph F. Williams	1,377,824	13,205

The directors whose terms continued after the Meeting are as follows: Mary Jo David, Mariellen M. Neudeck, Jeffrey A. Poxon, and Charles W. Shook

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: August 14, 2009	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification