Form 10-Q
period 2009-09-30
LSB FINANCIAL CORP
filed 2009-11-16
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at November 13, 2009
Common Stock, $.01 par value per share	1,553,525 shares

LSB FINANCIAL CORP.

PART I                FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$5,424	$2,046
Short-term investments	2,318	9,179
Cash and cash equivalents	7,742	11,225
Available-for-sale securities	13,242	11,853
Loans held for sale	1,063	1,342
Total loans	322,648	328,994
Less: Allowance for loan losses	(3,678)	(3,697)
Net loans	318,970	325,297
Premises and equipment, net	6,289	6,461
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	6,016	5,841
Interest receivable and other assets	6,328	6,996
Total Assets	$363,647	$373,012

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$268,485	$258,587
Federal Home Loan Bank advances	58,000	78,500
Interest payable and other liabilities	2,877	1,850
Total liabilities	329,362	338,937

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2009 - 1,553,525 shares, 2008 - 1,553,525 shares	15	15
Additional paid-in-capital	10,985	10,983
Retained earnings	23,019	22,961
Accumulated other comprehensive income	266	116
Total shareholders’ equity	34,285	34,075

Total liabilities and shareholders’ equity	$363,647	$373,012

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans	$4,719	$5,081	$14,485	$15,437
Securities
Taxable	88	116	214	362
Tax-exempt	64	68	198	205
Other	3	30	8	86
Total interest and dividend income	4,874	5,295	14,905	16,090
Interest Expense
Deposits	1,659	1,942	5,252	5,759
Borrowings	603	913	2,119	2,748
Total interest expense	2,262	2,855	7,371	8,507
Net Interest Income	2,612	2,440	7,534	7,583
Provision for Loan Losses	865	352	1,823	852
Net Interest Income After Provision for Loan Losses	1,747	2,088	5,711	6,731

Non-interest Income
Deposit account service charges and fees	387	465	1,093	1,293
Net gains on loan sales	167	34	1,141	58
Gain (loss) on sale other real estate owned	(40)	11	(106)	31
Other	285	288	778	920
Total non-interest income	799	798	2,906	2,302

Non-Interest Expense
Salaries and employee benefits	1,245	1,095	3,977	3,467
Net occupancy and equipment expense	325	361	994	1,046
Computer service	143	138	424	409
Advertising	81	61	198	201
FDIC insurance premiums	256	100	624	199
Other	539	589	1,609	1,670
Total non-interest expense	2,589	2,344	7,826	6,992

Income Before Income Taxes	(43)	542	791	2,041
Provision for Income Taxes	(67)	150	152	612
Net Income	$24	$392	$639	$1,429
Basic Earnings Per Share	$0.02	$0.25	$0.41	$0.92
Diluted Earnings Per Share	$0.02	$0.25	$0.41	$0.92
Dividends Declared Per Share	$0.125	$0.25	$0.375	$0.75

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2008	$15	$11,066	$22,777	$74	$33,932
Comprehensive income
Net income			1,429		1,429
Change in unrealized appreciation on available-for-sale securities, net of taxes				1	1
Total comprehensive income					1,430
Dividends on common stock, $0.75 per share			(1,167)		(1,167)
Purchase and retirement of stock (8,900 shares)		(166)			(166)
Stock options exercised (4,457 shares)		68			68
Tax benefit of stock options exercised		6			6
Amortization of stock option compensation		6			6
Balance, September 30, 2008	$15	$10,980	$23,039	$75	$34,109

Balance, January 1, 2009	$15	$10,983	$22,961	$116	$34,075
Comprehensive income
Net income			639		639
Change in unrealized appreciation on available-for-sale securities, net of taxes				150	150
Total comprehensive income					789
Dividends on common stock, $0.375 per share			(581)		(581)
Amortization of stock option compensation		2			2
Balance, September 30, 2009	$15	$10,985	$23,019	$266	$34,285

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating Activities
Net income	$639	$1,429
Items not requiring (providing) cash
Depreciation	360	417
Provision for loan losses	1,823	852
Amortization of premiums and discounts on securities	31	15
Gain on other real estate owned	106	154
Gain on sale of loans	(802)	(48)
Loans originated for sale	(57,374)	(1,460)
Proceeds on loans sold	58,455	960
Amortization of stock options	2	6
Tax benefit related to stock options exercised	0	(6)
Changes in
Interest receivable and other assets	97	284
Interest payable and other liabilities	1,027	454
Net cash from operating activities	4,364	3,057

Investing Activities
Purchases of available-for-sale securities	(2,894)	0
Proceeds from maturities of available-for-sale securities	1,724	1,269
Net change in loans	2,923	(28,620)
Proceeds from sale of OREO	1,771	4,169
Purchase of premises and equipment	(188)	(171)
Net cash from investing activities	3,336	(23,353)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	18,332	9,943
Net change in certificates of deposit	(8,434)	12,273
Proceeds from Federal Home Loan Bank advances	9,000	27,000
Repayment of Federal Home Loan Bank advances	(29,500)	(24,500)
Proceeds from stock options exercised	0	68
Tax benefit related to stock options exercised	0	6
Repurchase of stock	0	(166)
Dividends paid	(581)	(1,167)
Net cash from financing activities	(11,183)	23,457

Increase (Decrease) in Cash and Cash Equivalents	(3,483)	3,161
Cash and Cash Equivalents, Beginning of Period	11,225	6,490
Cash and Cash Equivalents, End of Period	$7,742	$9,651

Supplemental Cash Flows Information
Interest paid	7,506	8,596
Income taxes paid	271	566

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	339	10

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Financial Statements
September 30, 2009

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

Note 3 - Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares.  For the three month period in 2008, 12,560 shares related to stock options outstanding were included in the diluted earnings per share calculation as their effect would be dilutive; 23,140 were antidilutive.  For the nine month period in 2008, 16,901 shares related to stock options outstanding were dilutive and 18,799 were antidilutive.  For both the three and nine month period in 2009, 462 shares related to stock options outstanding were included in the diluted earnings per share calculation as their effect would be dilutive; 33,035 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding	1,553,525	1,553,502	1,553,525	1,555,770
Shares used to compute diluted earnings per share	1,555,586	1,554,245	1,553,598	1,557,381
Earnings per share	$0.02	$0.25	$0.41	$0.92
Diluted earnings per share	$0.02	$0.25	$0.41	$0.92

Note 4 - Securities
The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
September 30, 2009:

U.S. government agencies	$1,541	$7	$0	1,548
Mortgage-backed securities	3,263	138	(2)	3,399
State and political subdivisions	7,995	300	0	8,295

	$12,799	$445	$(2)	$13,242

The amortized cost and fair value of available-for-sale securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(in Thousands)

Within one year	$3,419	$3,438
One to five years	3,781	3,924
Five to ten years	2,178	2,323
After ten years	158	158
	9,536	9,843

Mortgage-backed securities	3,263	3,399

Totals	$12,799	$13,242

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $3,652 at September 30, 2009.

There were no sales of securities during 2009 or 2008.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2009, was $143,000, which is approximately 1% of the Company’s available-for-sale and held-to-maturity investment portfolio.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

September 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in Thousands)

Mortgage-backed securities	$ 46	$ 1	$ 96	$ 1	$ 143	$ 2

Note 5 - Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

September 30, 2009
(in Thousands)

Net unrealized gain on securities available-for-sale	$250
Tax expense	100

Other comprehensive income	$150

Note 6 - Disclosures About Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted FASB ASC 820-10 (formerly FAS 157, Fair Value Measurements).  FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB ASC 820-10 has been applied prospectively as of the beginning of the year.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.  Third-party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2).  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.

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

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
September 30, 2009
U.S. government agencies	$1,548	$0	$1,548	$0
Mortgage-backed securities	3,399	0	3,399	0
State and political subdivisions	8,295	0	8,295	0
Totals	13,242	0	13,242	0

Available-for-sale securities
December 31, 2008
U.S. government agencies	$509	$0	$509	$0
Mortgage-backed securities	3,705	0	3,705	0
State and political subdivisions	7,639	0	7,639	0
Totals	11,853	0	11,853	0

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of FASB ASC 310-10 (formerly FAS 114, Accounting by Creditors for Impairment of a Loan).  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans September 30, 2009	$9,641	$0	$0	$9,641

Impaired loans December 31, 2008	$4,803	$0	$0	$4,803

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

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-rate time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 (formerly FAS 107) not previously disclosed at September 30, 2009.

	September 2009
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$7,742	$7,742
Available-for-sale securities	13,242	13,242
Loans held for sale	1,063	1,063
Loans, net of allowance for loan losses	318,970	330,011
Federal Home Loan Bank stock	3,997	3,997
Interest receivable	1,529	1,529

Financial liabilities
Deposits	268,486	272,521
Federal Home Loan Bank advances	58,000	59,288
Interest payable	181	181

Note 7 –Accounting Developments

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard which established the Accounting Standards Codification (ASC) to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entitites, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the SEC) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the Consolidated Condensed Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into FASB ASC 105, “Generally Accepted Accounting Principles,” will have no impact on the Company’s financial position or results of operations.

FASB ASC 860 (formerly Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140).  On June 12, 2009, the FASB issued ASC 860 which removes the concept of a qualifying special-purpose entity (“QSPE”)

from Statement 140, and eliminates the exception for QSPEs from the consolidation guidance of FASB ASC 810-10 (formerly FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities).  Concurrent with the issuance of FASB ASC 860 the FASB issued ASC 820 (formerly SFAS 167, Amendment to FASB Interpretation No. 46(R)).  ASC 820 addresses the effect of eliminating the QSPE concept from Statement 140 and enhances the transparency of an entity’s involvement in a variable interest entity (“VIE”).  ASC 860 is effective as of the beginning of the Company’s first annual reporting period beginning after November 15, 2009.  Earlier adoption is prohibited. The Company does not expect the adoption of the provisions of ASC 860 to have a material effect on the Company’s financial condition and results of operations.

Note 8 – Subsequent Events

Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were issued.

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

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community and understanding their financial needs and for finding a way to meet those needs.  We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies.  We believe this sets us apart from the other 19 banks and credit unions that compete with us.  We also believe that operating independently under the same name for over 140 years is a benefit to us—especially as local offices of large banks have less local authority than was once the case.  Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local bank has proved to be a successful strategy.

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue

Research Park, and the growth of a new medical corridor spurred by the building of two new hospitals.  The Purdue Research Park has more than 3,700 employees earning an average annual wage of $54,000.  With the addition of the two new buildings in May, 2009, the Purdue Research Park of West Lafayette has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state.  However the area isn’t immune to the effects of the recession.  The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 but dropped to 8.5% in September.  Comparable numbers for September were 9.6%, for Indiana and 9.8% nationally.

Despite the foreclosed properties and sales of distressed housing, the Federal Housing Finance Agency housing values in the Metropolitan Statistical Area in which Tippecanoe County is located for the second quarter show that Tippecanoe County is faring well in home sales with prices over the last year increasing by 2.25%, the seventh best Metropolitan Statistical Area change out of 296 in the country.

We continue to work with borrowers who have fallen substantially behind on their loans.  The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover probable incurred losses.  The challenge is to get delinquent borrowers back on a workable payment schedule or to get control of their properties through an overburdened court system.  We acquired 8 properties in the third quarter of 2009 through foreclosure or deeds-in-lieu of foreclosure and also sold 12 properties in the same period.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings.  Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and investments and the cost of funding.  Our net interest income also depends on the shape of the yield curve.  Since January 2007, the Federal Reserve has lowered short-term rates from around 5.0% to almost zero while long-term rates which had also been near 5.0% fell to under 3.0%.  Since then short term rates have stayed at an historically low level, well under 1.0%, while long term rates have gradually moved over 4.0%.  Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step.  In reality, loans—especially those immediately repriceable to prime—fell immediately while deposits generally stayed high due to a demand for liquidity, especially by big banks whose presence in the deposit markets was ubiquitous.  We have started to see deposit rates gradually respond to the lower market rates as banks become less concerned about the loss of liquidity.  Overall short term loan rates are expected to stay low while longer term rates may rise somewhat.

Rate changes can be expected to have an impact on interest income.  Falling rates generally increase borrower preference for fixed rate products, which we typically sell on the secondary market, and existing adjustable rate loans can be expected to reprice to lower rates, which could be expected to have a negative impact on our interest income.  Also any new loans put on the books will be at comparatively low rates.   For example, in September, our variable rate loans which are tied to the three-year Treasury rate repriced almost 1.7% lower.   Higher average rates on 30-year conventional mortgages have slowed the number of loans being refinanced.

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

Larger commercial loans that exhibit probable or observed credit weaknesses and all loans rated substandard or worse are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Lafayette Savings.  Included in the review of individual loans are those that are impaired as provided in ASC 310-10 (formerly SFAS 114, Accounting by Creditors for Impairment of a Loan).  See Note 6 – Disclosures About Fair Value of Assets and Liabilities to the Consolidated Condensed Financial Statements as of September 30, 2009. Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral.  Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous smaller balance loans, such as consumer installment and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices, examination results from bank regulatory agencies and Lafayette Savings’ internal loan review.

Allowances on individual loans are reviewed quarterly and historical loss rates are reviewed annually and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  A four-year average loss rate is currently being used to better capture the national economic downturn as well as an earlier local market disruption from the large property tax adjustment in 2006 and the results of overbuilding in this market.

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

Financial Condition

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Our total assets decreased $9.4 million, or 2.51%, during the nine months from December 31, 2008 to September 30, 2009.  Primary components of this decrease were a $6.9 million decrease in short term investments and a $6.6 million decrease in net loans receivable including loans held for sale partially offset by  a $3.4 million increase in cash and due from banks and a $1.4 million increase in investments.  Management attributes the decrease in short-term investments to a decision to use cash accumulated from an increase in deposits to repay maturing Federal Home Loan Bank advances and maturing brokered deposits.  We reduced Federal Home Loan Bank advances by $20.5 million from December 31, 2008 to September 30, 2009 and brokered deposits from $61.0 million to $29.4 million.  The decrease in net loans was generally due to the decrease in the commercial loan activity and the ongoing interest of residential borrowers in refinancing their mortgages to lower, fixed rate mortgages which we typically sell on the secondary market.  The increase in deposits was generally due to a decision by bank customers to move funds to the safety of a bank offering FDIC deposit insurance coverage rather than leave them in more risky investments, as well as the increased security offered by the Company’s participation in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  The Company’s participation in the TLGP allows noninterest bearing transaction accounts to receive unlimited insurance coverage until June 30, 2010 (recently extended from December 31, 2009).

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $9.4 million at December 31, 2008 to $13.1 million at September 30, 2009.  Non-performing loans totaled $12.1 million at September 30, 2009 and consisted of $6.8 million, or 56.89%, of one- to four-family or multi-family residential real estate loans, $5.0 million, or 41.35%, of loans on land or commercial property and $211,000, or 1.76%, of commercial business loans.  Non-performing assets also include $1.1 million in foreclosed assets.  At September 30, 2009, our allowance for loan losses equaled 1.14% of total loans (including loans held for sale) compared to 1.12% at December 31, 2008.  The allowance for loan losses at September 30, 2009 totaled 28.08% of non-performing assets compared to 39.38% at December 31, 2008, and 30.70% of non-performing loans at September 30, 2009 compared to 46.35% at December 31, 2008.  Our non-performing assets equaled 3.60% of total assets at September 30, 2009 compared to 2.52% at December 31, 2008.  The reason for the lower ratio in September is that management chose to charge off $1.3 million of impaired loans against loan loss reserves in the third quarter including $796,000 representing three totally impaired loans, $315,000 to recognize losses on 13 properties either taken into other real estate owned (OREO) or sold, and $168,000 written off in loan restructures.  Non-performing loans totaling $1.9 million were charged off in the first nine months of 2009, offset by recoveries of $20,000.

When a non-performing loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds-in-lieu of foreclosure if there are no other liens on the properties.  In 2008, we acquired 25 properties through deeds-in-lieu of foreclosure and an additional 8 properties through foreclosure.  In 2009 year-to-date we have acquired 20 properties through foreclosure and 5 through deeds-in-lieu of foreclosure.  In the third quarter of 2009 we acquired 8 properties, all through foreclosure.  As a result, $270,000 was charged against loan loss reserves for these properties in 2009 to reduce the carrying value of the property to the estimated realizable value.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $34.1 million at December 31, 2008 to $34.3 million at September 30, 2009, an increase of $210,000, or 0.62%, primarily as a result of net income of $639,000, partially offset by our payment of $581,000 of dividends on common stock.  Shareholders’ equity to total assets was 9.43% at September 30, 2009 compared to 9.14% at December 31, 2008.

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

	Three months ended September 30, 2009				Three months ended September 30, 2008
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate

Interest-Earning Assets:
Loans receivable(1)	$319,755		4,719	5.90%	$319,609		5,081	6.36%
Other investments	26,920		155	2.30	24,980		214	3.43
Total interest-earning assets	346,674		4,874	5.62	344,590		5,295	6.15

Savings deposits	$26,171		61	0.93	$23,145		65	1.12
Demand and NOW deposits	75,396		141	0.75	63,240		129	0.82
Time deposits	174,559		1,457	3.34	166,330		1,748	4.20
Borrowings	56,000		603	4.31	77,423		913	4.72
Total interest-bearing liabilities	332,127		2,262	2.72	330,137		2,855	3.46

Net interest income			$2,612				$2,440
Net interest rate spread				2.90%				2.69%
Net earning assets	$14,547				$14,453
Net yield on average interest-earning assets				3.01%				2.83%
Average interest-earning assets to average interest-bearing liabilities	1.04	x			1.05	x

_________________
     (1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Nine months ended September 30, 2009				Nine months ended September 30, 2008
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate

Interest-Earning Assets:
Loans receivable(1)	$322,845		14,485	5.98%	$308,767		15,437	6.67%
Other investments	32,355		420	1.73	25,523		653	3.41
Total interest-earning assets	355,200		14,905	5.59	334,290		16,090	6.42

Savings deposits	$25,596		191	0.99	$21,974		173	1.05
Demand and NOW deposits	70,308		395	0.75	62,137		395	0.85
Time deposits	178,552		4,665	3.48	159,056		5,190	4.35
Borrowings	64,500		2,119	4.38	76,309		2,749	4.80
Total interest-bearing liabilities	338,956		7,370	2.90	319,477		8,507	3.55

Net interest income			$7,535				$7,583
Net interest rate spread				2.69%				2.87%
Net earning assets	$16,244				$14,813
Net yield on average interest-earning assets				2.83%				3.02%
Average interest-earning assets to average interest-bearing liabilities	1.05	x			1.05	x
_________________
     (1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter Ended September 30, 2009 and September 30, 2008

General.  Net income for the nine months ended September 30, 2009 was $639,000, a decrease of $790,000, or 55.28%, over the nine months ended September 30, 2008.  The decrease for the nine month period was primarily due to a $971,000, or 113.97%, increase in the provision for loan losses, a $510,000, or 14.71%, increase in salaries and benefits, a $425,000 increase in FDIC insurance premiums, a $200,000 decrease in service charges and fees, a $142,000 decrease in other income, a $137,000 increase in the loss on OREO sales and a $49,000 decrease in net interest income partially offset by a $1.1 million increase in gain on sales of loans and a $460,000 decrease in taxes on income.  The increase in FDIC insurance premiums is due to a special assessment by the FDIC that cost the Company an additional $171,000 as well as generally higher rates charged for deposit insurance by the FDIC.  The FDIC has authority to impose additional special assessments of up to 5 basis points on assets minus Tier 1 capital each quarter of this year after June 30, 2009 as deemed necessary. In addition, the FDIC has adopted a final rule mandating prepayment on December 30, 2009 of all quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011 and 2012 (along with the third quarter assessment regularly due on that date). Based on current deposit levels, management estimates the amount of the prepayment will be approximately $2.3 million. In September 2009, the Board of Directors of the FDIC also approved an extension of the temporary increase in the standard maximum deposit insurance amount of $250,000 through December 31, 2013.

Net income for the quarter ended September 30, 2009 was $24,000, a decrease of $368,000, or 93.88%, over the comparable quarter in 2008.  The decrease for the three month period was primarily due to a $513,000, or 145.74%, increase in the provision for loan losses, a $150,000, or 13.70%, increase in salaries and benefits, a $156,000 increase in FDIC insurance premiums, a $78,000 decrease in service charges and fees and a $51,000 increase in the loss on OREO sales partially offset by a $172,000, or 7.05%, increase in net interest income, a $133,000 increase in gain on sales of loans and a $217,000 decrease in taxes on income.

Net Interest Income.  Net interest income for the nine months ended September 30, 2009 decreased $49,000, or 0.65%, over the same period in 2008.  This decrease was due to a 19 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.02% for the nine months ended September 30, 2008 to 2.83% for the nine months ended September 30, 2009 partly offset by a $1.5 million increase in average net interest-earning assets.  The decrease in net interest margin is primarily due to the 83 basis point decrease in the average rate on interest-earning assets from 6.42% for the nine months ended September 30, 2008 to 5.59% for the nine months ended September 30, 2009. The average rate on interest-bearing liabilities decreased 65 basis points during this period from 3.55% to 2.90% for the same respective periods.

Interest income on loans decreased $952,000, or 6.17%, for the nine months ended September 30, 2009 compared to the same nine months in 2008.  The average rate on loans fell from 6.67% to 5.98% partly due to the aggressive rate cuts by the Federal Reserve starting in 2007 which left the prime rate at 3.25% at September 30, 2009 compared to 5.25% in September

2008. Those rate cuts had an immediate effect on loans tied to prime, but also resulted in lower market rates generally, which has a continuing effect on variable rate loans which have been repricing downward since that time.  The average balance of loans increased by $14.1 million due primarily to tighter credit at some of the larger banks which brought us the opportunity to consider new lending relationships.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $233,000, or 35.68%, for the nine months ended September 30, 2009 compared to the same period in 2008.  This was the result of a 168 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock offset by a $6.8 million increase in average balances.  Much of the $22.4 million increase in deposits received in the first six months of the year was moved into low-rate, short-term investments in expectation of the opportunity to replace brokered deposits with local deposits, reduce the level of Federal Home Loan Bank advances and to fund growth.  Much of that was accomplished in the third quarter.

Interest expense for the nine months ended September 30, 2009 decreased $1.1 million or 13.35%, over the same period in 2008 due to a $507,000 decrease in interest on deposits and a $629,000 decrease in interest expense on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on time deposits from 4.35% for the first nine months of 2008 to 3.48% for the first nine months of 2009 offset by a $19.5 million increase in average deposits.  The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 4.80% for the first nine months of 2008 to 4.38% for the first nine months of 2009 and an $11.8 million decrease in average balances. The lower rates were generally due to the lower interest rates in the economy, especially for shorter-term products.

Net interest income for the three months ended September 30, 2009 increased $172,000, or 7.05%, over the same period in 2008 due to an 18 basis point decrease in our net interest margin offset by a $195,000 increase in average net interest-earning assets.  Interest income on loans decreased $362,000 for the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in the average yield on loans from 6.36% for the third quarter of 2008 to 5.90% for the third quarter of 2009.  Average outstanding balances were largely the same.  Interest income on other investments and Federal Home Loan Bank stock decreased $59,000 for the third quarter of 2009 compared to the third quarter of 2008 due to a 1.12% decrease in the average yield on other investments and Federal Home Loan Bank stock from 3.43% for the third quarter of 2008 to 2.30% over the same period in 2009, partially offset by a $1.9 million increase in average balances.  Interest expense decreased $593,000, or 20.77% for the third quarter of 2009 from the same period in 2008 primarily due to a decrease in the average rate paid on interest-earning liabilities of 74 basis points from 3.46% for the third quarter of 2008 to 2.72% for the same period in 2009 offset by a $2.0 million increase in average interest-bearing liabilities for the same periods.

Provision for Loan Losses.     The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	09/30/09	12/31/08	09/30/08

Loans delinquent 30-59 days	$1,333	$1,483	$386

Loans delinquent 60-89 days	1,736	3,187	2,507

Total delinquencies under 90 days	3,069	4,670	2,893

Accruing loans past due 90 days	0	0	1,778

Non-accruing loans	11,982	7,976	6,905

Total non-performing loans	11,982	7,976	8,683

OREO	1,116	1,412	1,686

Total non-performing assets	$13,098	$9,388	$10,369

The accrual of interest income is discontinued when a loan becomes 90 days and three payments past due.  Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and in the process of collection.  Troubled debt restructurings are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure.  There are $1.9 million of loans considered non-accruing in the chart above that are troubled debt restructurings which are currently performing as agreed.

Between December 31, 2008 and September 30, 2009, $1.6 million of properties were added to OREO and $1.8 million were sold or written off.

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

Delinquent loans by loan type at September 30, 2009 are listed below:

Loan category	Balance (in 000’s)	Category as % of portfolio	Category delinquent over 30 days	% of category delinquent

1-4 family properties, owner occupied	$60,031	18.52%	$1,691	2.82%
1-4 family properties, non-owner occupied	67,279	20.76	5,848	8.69
Multi-family	51,419	15.86	186	0.36
Non-residential	91,422	28.20	3,193	3.49
Land	17,891	5.52	1,485	8.30
Construction	7,862	2.43	295	3.74
Commercial Business Loans	11,815	3.65	373	3.16
Home Equity Line of Credit	15,024	4.63	78	0.52
Consumer	1,388	0.43	23	1.67
Total	$324,132	100.00%	$13,172

At September 30, 2009 our largest area of concern was loans on 1-4 family non-owner occupied rental properties.  Of these loans, $5.8 million were past due more than 30 days at September 30, 2009.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  We also have some concern about non-residential properties where $3.2 million of these loans were past due more that 30 days at September 30.  The average loan in this category is about $420,000.  Land loans are of some concern as absorption rates are slower than anticipated on development loans, although sales have improved lately.  $1.9 million of loans considered non-accruing in the chart on the preceding page are troubled debt restructurings which are currently performing as agreed and are not included with the delinquent loans in this chart.

We recorded a $1.8 million provision for loan losses for the nine months ended September 30, 2009 as a result of our analyses of our current loan portfolios, compared to $852,000 during the same period in 2008.  The provisions were necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent and incurred in the loan portfolio.  During the first nine months of 2009, we charged $1.9 million against loan loss reserves on 50 loans either written off or taken into other real estate owned, including three properties totaling $795,000 charged off in the third quarter of 2009 which were fully reserved.  We expect to obtain possession of more properties in 2009 that are currently in the process of foreclosure.  The final disposition of these properties may be expected to result in a loss in most cases.  The $1.8 million provision for loan losses was considered adequate to cover further probable incurred losses based on our evaluation and our loan mix.

Our loan portfolio contains no option ARM products, interest only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $9.9 million of mortgage loans that are not one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers and none of these loans is delinquent.  We also have $7.6 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  Of these loans, $371,000 of these loans are currently over 30 days past due.  Our total high loan-to-value loans at September 30, 2009 were at 47% of capital, well under regulatory guidelines of 100% of capital.  We have $15.0 million of Home Equity Lines of Credit of which five loans totaling $78,000 are delinquent more than 30 days.

An analysis of the allowance for loan losses for the nine months ended September 30, 2009 and 2008 follows:

	(Dollars in Thousands)

	2009	2008

Balance at January 1	$3,697	$3,702
Loans charged off	(1,863)	(959)
Recoveries	21	19
Provision	1,823	852
Balance at September 30	$3,678	$3,614

At September 30, 2009, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $13.1 million compared to $9.4 million at December 31, 2008.  In addition to our non-performing assets, we identified $3.3 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At September 30, 2009, we believe that our allowance for loan losses was adequate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.14% of net loans receivable and 30.70% of non-performing loans at September 30, 2009 compared to 1.12% and 46.35% at December 31, 2008, respectively.  Our nonperforming assets equaled 3.60% of total assets at September 30, 2009 compared to 2.52% at December 31, 2008.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2009 increased by $604,000, or 26.24%, compared to the same period in 2008.  This was primarily due to a $1.1 million gain on the sale of mortgage loans as the lower interest rate and new federal programs have resulted in a large number of borrowers refinancing their mortgages for lower rate, fixed rate mortgages which we typically sell on the secondary market. We completed sales of $58.5 million of loans in the first nine months of 2009 compared to $5.9 million in the first nine months of 2008 and recorded gains of $56,000 on committed loans to be sold in the fourth quarter.  The $1.1 million gain from the sale of loans was offset by a $200,000 decrease in fees on deposit accounts, by a $137,000 negative fluctuation from a $31,000 gain to a $106,000 loss on the disposal of other real estate owned, and a $142,000 decrease in other income. Changes in other income were due primarily to a $124,000 decrease in mortgage loan servicing fees due to writing off the mortgage servicing rights on loans that were refinanced, and by a $56,000 decrease in loan modification fees, partially offset by $21,000 in fees generated by our in-house wealth management department.

Non-interest income for the third quarter of 2009 increased by $1,000 compared to the same period in 2008 as a $133,000 gain in the sale of mortgage loans was offset by a $78,000 decrease in fees on deposit accounts, a $51,000 increase in the loss on the disposal of other real estate owned, and a $3,000 decrease in other income.

Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2009 increased $834,000 over the same period in 2008 due to a $510,000 increase in salaries due to an increase in loan origination activity by commission-based loan originators and a $425,000 increase in FDIC insurance, partially attributable to a special assessment as of September 30, 2009 by the FDIC in the amount of $171,000.

  Non-interest expense for the third quarter of 2009 increased by $245,000 over the same period in 2008, due largely to the factors mentioned above including a $150,000 increase in salaries and a $156,000 increase in FDIC insurance premiums.

Income Tax Expense.   Our income tax provision decreased by $460,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, and by $217,000 for the quarter ended September 30, 2009 compared to September 30, 2008 due primarily to decreased income.

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

Liquidity management is both a daily and long-term function for our senior management. We adjust our investment strategy, within the limits established by the investment policy, based upon assessments of expected loan demand, expected cash flows, Federal Home Loan Bank advance opportunities, market yields and objectives of our asset/liability management program.  Base levels of liquidity have generally been invested in interest-earning overnight and time deposits with the Federal Home Loan Bank of Indianapolis and more recently at the Federal Reserve since they have started to pay interest on deposits in excess of reserve requirement and because of increasing wire transfer requests due to a change in funding methods now required by title companies.  Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

Our liquidity ratios at September 30, 2009 and December 31, 2008 were 5.45% and 6.64%, respectively, compared to a regulatory liquidity base, and 4.75% and 5.07% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At September 30, 2009, we had outstanding commitments to originate loans and available lines of credit totaling $40.6 million and commitments to provide funds to complete current construction projects in the amount of $4.6 million. We had $1.1 million in outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $116.5 million at September 30, 2009.  Included in that number are $24.2 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $40.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $34.3 million at September 30, 2009 compared to $34.1 million at December 31, 2008, an increase of $396,000, or 1.16%, due primarily to net income of

$639,000, partially offset by our payment of dividends on common stock.  Shareholders’ equity to total assets was 9.43% at September 30, 2009 compared to 9.14% at December 31, 2008.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of September 30, 2009 and December 31, 2008, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at September 30, 2009 and December 31, 2008 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total risk-based capital (to risk-weighted assets)	$36,682	12.8%	$22,874	8.0%	$28,593	10.0%
Tier I capital (to risk-weighted assets)	34,090	11.9	11,437	4.0	17,156	6.0
Tier I capital (to adjusted total assets)	34,090	9.4	10,938	3.0	18,231	5.0
Tier I capital (to adjusted tangible assets)	34,090	9.4	7,292	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,090	9.4	5,469	1.5	N/A	N/A

As of December 31, 2008
Total risk-based capital (to risk-weighted assets)	$36,409	12.8%	$22,763	8.0%	$28,453	10.0%
Tier I capital (to risk-weighted assets)	33,763	11.9	11,381	4.0	17,072	6.0
Tier I capital (to adjusted total assets)	33,763	9.1	11,158	3.0	18,597	5.0
Tier I capital (to adjusted tangible assets)	33,763	9.1	7,439	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,763	9.1	5,579	1.5	N/A	N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of September 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

July 1 – July 31, 2009	–	–	–	52,817

August 1 – August 31, 2009	–	–	–	52,817

September 1 – September 30, 2009	–	–	–	52,817

Total	–	–	–	52,817
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

LSB FINANCIAL CORP.
(Registrant)

Date: November 16, 2009	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification