Form 10-K
period 2009-12-31
LSB FINANCIAL CORP
filed 2010-03-31
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒
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

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,085,786 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2010
Common Stock, $0.01 par value per share	1,553,525 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2009	Parts I and II
Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2010	Part III

Exhibit Index on Page E-1

LSB Financial Corp.
Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-Q and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance.  We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report to Shareholders attached to this Form 10-K as Exhibit 13 and identified in our filings with the Securities and Exchange Commission (“SEC”) and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

PART I

Item 1. Business

General

LSB Financial Corp. (“LSB Financial” or the “Company”) is an Indiana corporation which was organized in 1994 by Lafayette Savings Bank, FSB (“Lafayette Savings” or the “Bank”) for the purpose of becoming a thrift institution holding company.  Lafayette Savings is a federally chartered stock savings bank headquartered in Lafayette, Indiana.  Originally organized in 1869, Lafayette Savings converted to a federal savings bank in 1984.  Lafayette Savings’ deposits are insured up to the applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).  In February 1995, Lafayette Savings converted to the stock form of organization through the sale and issuance of 1,029,576 shares of its common stock to LSB Financial.  LSB Financial’s principal asset is the outstanding stock of Lafayette Savings.  LSB Financial presently has no separate operations and its business consists only of the business of Lafayette Savings.  References in this Form 10-K to “we,” “us,” and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices.  At December 31, 2009, we had total assets of $371.1 million, deposits of $277.9 million and shareholders’ equity of $33.9 million.

Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Our executive offices are located at 101 Main Street, Lafayette, Indiana 47901.  Our telephone number at that address is (765) 742-1064.

Market Area

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The greater Lafayette area enjoys diverse employment including several major manufacturers; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College with over 8,000 students; government offices of Lafayette, West Lafayette and Tippecanoe County; and a growing high-tech presence with the Purdue Research Park. This diversity served to insulate us from some of the severity of the effects of economic downturns felt in other parts of the country. The Purdue Research Park includes 100 high-tech and life science businesses and has more than 3,700 employees earning an average annual wage of $54,000. Eleven new life science/high-tech startups were launched in 2009 and two new high tech buildings with 150,000 square feet total space opened in 2009. With the addition of the two new buildings in May, 2009, the Purdue Research Park of West Lafayette has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state. The year-end report by the Lafayette Chamber of Commerce noted $341 million in capital investments made or announced in 2009.

The local economy has stayed relatively stable thanks to the presence of Purdue University which employs almost 15,000 people and has enrollment at the West Lafayette campus of over 40,000.  The county also has a relatively strong manufacturing sector. Eli Lilly sold its local pharmaceutical manufacturing site to Evonic Industries and saved 700 full-time jobs. TRW opened a second plant in south Lafayette projected to employ 200 people. Subaru of Indiana just announced 2009 was its best-ever sales year, up 15% over 2008. Wabash National, after struggling in the last few years, showed earnings improvement in 2009, received $35 million in investment funds and introduced production of a new trailer design. The other area of growth involves the addition of two new hospitals, one in operation and one ready to come on line, and the resulting medical corridor currently being developed to accommodate the office space needed for related services. Ten new medical offices and clinics opened in 2009.

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base.  The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended the year at 8.5% compared to 9.9% for Indiana and 10.0% nationally.  Unlike other parts of the country, housing values in the Metropolitan Statistical Area of which Tippecanoe County is a part have increased by 1.94% over the last 12 months according to a report from the Office of Federal Housing Enterprise Oversight.

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

We originate both adjustable rate loans and fixed rate loans.  We generally originate adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long-term fixed rate loans.  As a result of continued consumer demand for long-term fixed rate loans, we have continued to originate such loans.  We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable without recourse.  The sale of these loans results in additional short-term income and improves our interest-rate risk position.  We generally retain servicing rights on loans sold to Freddie Mac, but release the servicing rights on loans sold to other third parties.  Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single-family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

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

At December 31, 2009, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $5.6 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2009, totaled $5.4 million, consisting of two loans on multi-family properties and a secured commercial line of credit.  The second largest lending relationship at December 31, 2009 to a single borrower or a group of related borrowers totaled $5.2 million, consisting of one loan on a commercial property and a secured commercial line of credit.  The third largest lending relationship to a single borrower or a group of related borrowers totaled $5.2 million, consisting of a single loan secured by multi-family properties.  None of these loans was past due 30-89 days at December 31, 2009.  At December 31, 2009, we had 45 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

Loan Portfolio Composition.  The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2005		2006		2007		2008		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
One- to four-family	$136,982	40.31%	$142,045	43.70%	$137,611	45.48%	$145,442	43.43%	$123,502	37.46%
Multi-family	40,094	11.80	30,160	9.28	29,764	9.84	39,892	11.91	52,790	16.01
Commercial	83,834	24.67	74,710	22.98	71,601	23.67	90,606	27.06	90,571	27.47
Land and land development	17,596	5.18	18,466	5.68	18,067	5.97	17,756	5.30	17,192	5.21
Construction	18,500	5.44	19,228	5.91	9,741	3.22	11,436	3.42	13,002	3.95
Total real estate loans	297,006	87.40	284,609	87.55	266,784	88.18	305,132	91.12	297,057	90.10

Other Loans
Consumer loans:
Home equity	19,786	5.82	16,276	5.01	14,018	4.63	13,610	4.06	14,698	4.46
Home improvement	412	0.12	417	0.13	315.10		174	0.05	124	0.04
Automobile	2,029	0.60	2,285	0.70	1,757.58		1,265	0.38	930	0.28
Deposit account	121	0.04	285	0.09	231.08		291	0.09	196	0.06
Other	272	0.08	267	0.08	136.04		113	0.03	71	0.02
Total consumer loans	22,620	6.66	19,530	6.01	16,457	5.44	15,453	4.62	16,019	4.86
Commercial business loans	20,180	5.94	20,935	6.44	19,307	6.38	14,277	4.26	16,638	5.04
Total other loans	42,800	12.60	40,465	12.45	35,764	11.82	29,730	8.88	32,657	9.90
Total loans	339,806	100.00%	325,074	100.00%	302,548	100.00%	334,862	100.00%	329,714	100.00%

Less:
Loans in process	5,508		4,167		1,581		4,180		4,383
Deferred fees and discounts	475		446		357		346		431
Allowance for losses	2,852		2,770		3,702		3,697		3,737
Total loans receivable, net	$330,971		$317,691		$296,908		$326,639		$321,163

The following table shows the composition of our loan portfolio, including loans held for sale, by fixed and adjustable rate at the dates indicated.  The one- to four-family fixed rate loans include $4.1 million and $5.4 million of loans at December 31, 2007 and 2008, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.  There were no such loans included in 2009.

	December 31,
	2005		2006		2007		2008		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One- to four-family	$41,050	12.08%	$41,105	12.65%	$43,707	14.45%	$56,814	16.97%	$45,059	13.67%
Multi-family	2,934	0.86	2,793	0.86	3,860	1.27	5,113	1.53	2,443	0.74
Commercial	13,893	4.09	10,797	3.32	13,753	4.55	23,794	7.11	21,611	6.55
Construction	2,800	0.82	1,989	0.61	5,223	1.73	1,405	0.42	2,660	0.81
Land and land development	10,629	3.13	7,358	2.26	2,305	.76	3,216	0.96	4,698	1.42
Total real estate loans	71,306	20.98	64,042	19.70	68,848	22.76	90,342	26.98	76,471	23.19
Consumer	2,814	0.83	3,234	1.00	2,419	.80	1,843	0.55	1,452	0.44
Commercial business	9,851	2.90	9,372	2.88	9,749	3.22	7,011	2.09	7,293	2.21
Total fixed rate loans	83,971	24.71	96,648	23.58	81,016	26.78	99,196	29.62	85,216	25.84

Adjustable Rate Loans:
Real estate:
One- to four-family	95,931	28.23	100,940	31.05	93,904	31.04	88,628	26.47	78,443	23.79
Multi-family	37,160	10.94	27,367	8.42	25,904	8.56	34,780	10.39	50,347	15.27
Commercial	69,941	20.58	63,913	19.66	57,848	19.12	66,812	19.95	68,960	20.91
Construction	14,797	4.35	16,477	5.07	4,518	1.49	16,350	4.88	14,532	4.41
Land and land development	7,871	2.32	11,870	3.65	15,762	5.21	8,220	2.45	8,304	2.52
Total real estate loans	225,700	66.42	220,567	67.85	197,936	65.42	214,790	64.14	220,586	66.90
Consumer	19,806	5.83	16,296	5.01	14,039	4.64	13,610	4.06	14,568	4.42
Commercial business	10,329	3.04	11,563	3.56	9,557	3.16	7,266	2.17	9,345	2.84
Total adjustable rate loans	255,835	75.29	248,426	76.42	221,532	73.22	235,666	70.38	244,499	74.16
Total loans	339,806	100.00%	325,074	100.00%	302,548	100.00%	334,862	100.00%	329,714	100.00%

Less:
Loans in process	5,508		4,167		1,581		4,180		4,383
Deferred fees and discounts	475		446		357		346		431
Allowance for losses	2,852		2,770		3,702		3,697		3,737
Total loans receivable, net	$330,971		$317,691		$296,908		$326,639		$321,163

The following schedule illustrates the maturities of our loan portfolio at December 31, 2009.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)
2010	$14,947	5.92%	$13,829	6.10%	$1,913	4.29%	$7,810	6.00%	$38,499	5.92%
2011 to 2014	12,595	6.03	3,770	5.37	13,978	4.04	4,533	6.82	34,876	5.26
2015 and following	239,320	5.95	12,596	6.03	128	4.95	4,295	6.46	256,339	5.96
TOTAL	$266,862	5.95%	$30,195	5.98%	$16,019	4.08%	$16,638	6.34%	$329,714	5.88%

(1) Includes one- to four-family, multi-family and commercial real estate loans.

The total amount of loans due to mature after December 31, 2010 which have fixed interest rates is $68.0 million, and which have adjustable or renegotiable interest rates is $223.2 million.

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

Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years.  The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one-, three- or five-year intervals.  Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one-, three- or five-year U.S. Treasury rates.  Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate.  Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% periodic adjustment cap with a 5% lifetime interest rate cap over the initial rate.  Our one-year adjustable rate loans may be convertible into fixed rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization.  Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate.  Borrowers are generally qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans.  We generally retain adjustable rate loans in our portfolio pursuant to our asset/liability management strategy.  Five-year adjustable rate mortgage loans represented $12.9 million, three-year adjustable rate mortgage loans represented $54.5 million and one-year adjustable rate mortgage loans represented $10.4 million of our adjustable rate mortgage loans at December 31, 2009.  We also offer a floating rate mortgage loan based on national prime rate, generally on non-owner-occupied residential loans.  These loans represented $677,000 of our adjustable rate mortgage loans at December 31, 2009.

We offer fixed rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards.  We currently sell in the secondary market the majority of our long-term, conforming, fixed rate loans.  Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value.  At December 31, 2009, we had $3.3 million of 1oans held for sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.  Interest rates charged on these fixed rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards.  These loans do not include prepayment penalties.

We also offer 30-year fixed rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term.  All of these loans have less than three years to their adjustment date and are included in adjustable rate loans.

We had $65.3 million in non-owner occupied one- to four-family residential loans at December 31, 2009.  These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed rate, adjustable rate and convertible rate loans, with terms of up to 30 years.

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

Appraisals on properties securing multi-family and commercial real estate loans originated in excess of $250,000 are performed by independent appraisers designated by us at the time the loan is made and reviewed by management.  Appraisals or evaluations are typically performed on properties securing multi-family and commercial real estate loans originated between $50,000 and $250,000. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial statements, banking relationships and income projections for the property.

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

Construction, Land and Land Development Lending

We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects.  At December 31, 2009, substantially all of these loans were secured by property located within our primary market area.

Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase.  These construction loans are typically fixed rate loans, with interest rates higher than those we offer on permanent one- to four-family residential loans.  During the construction phase, the borrower pays interest only.  Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans.  At December 31, 2009, we had $2.5 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed rate for the loan term.  We generally limit builders to one home construction loan at a time, but would consider requests for more than one if the homes are presold.  At December 31, 2009, we had $2.6 million of this type of construction loans to builders of one- to four-family residences.  We also had a single loan to a builder of one- to four-family residences structured to be converted to a permanent loan at the end of the construction phase.

We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan.  These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase.  At December 31, 2009, we had $7.9 million of loans to finance the construction of multi-family dwellings and commercial projects.

We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects.  These loans typically have terms of two to three years with interest rates tied to national prime.  The maximum loan-to-value ratio is 75%.  The principal in these loans is typically paid down as lots or units are sold.  These loans may be structured as closed-end revolving lines of credit with maturities of generally two years or less.  At December 31, 2009, we had $14.0 million of development loans to builders.  We also make land acquisition loans.  At December 31, 2009, we had $3.2 million in loans secured by land.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers.  The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property.  Loans are based on the lesser of current appraised value and/or the cost of construction, which is the land plus the building. At December 31, 2009, our largest construction and development loan was a construction loan for a commercial building for $4.5 million.

Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences.  Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.  Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.  We had one non-performing construction and development loan totaling $250,000 and three non-performing land loans totaling $870,000 at December 31, 2009.

Consumer Lending

We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, deposit account loans and other secured and unsecured loans for household and personal purposes.  Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The largest component of consumer lending is home equity loans, which totaled $14.7 million or 4.5% of the total loan portfolio at December 31, 2009.  We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 90% of the appraised value of the property, with a ten-year term and minimum monthly payment requirement of interest only.  At December 31, 2009, we had $14.9 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles.  At December 31, 2009, we had $2.3 million of unsecured loans and lines of credit outstanding (with $4.3 million of unused credit available) and $14.3 million of loans and lines of credit (with $10.9 million of unused credit available) secured by inventory or accounts receivable, small business equipment and vehicles.  We also had $286,000 of unused credit available on letters of credit.

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

Loan Originations, Purchases and Sales

Real estate loans are originated by our staff of salaried loan officers and our residential mortgage loan originators who receive applications from existing customers, walk-in customers, referrals from realtors and other outreach programs.  While we originate both adjustable rate and fixed rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market.  Demand is affected by the interest rate environment.  Currently, the majority of conforming fixed rate residential mortgage loans with maturities of 15 years and over are originated for sale in the secondary market.  Based on our interest-rate risk considerations, we occasionally will keep fixed rate residential mortgage loans in our portfolio to generate income and to be available for substitution in the event a loan committed for sale fails to close as expected.  Residential loans originated for sale are sold either to Freddie Mac while we retain the servicing rights, or to BB&T or other secondary market mortgage purchasers with servicing released.  These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals of our asset/liability management program.

When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services.  We serviced mortgage loans for others totaling $127.0 million at December 31, 2009.

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

The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans for 2007 include $469,000 of loans originated that year which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2007	2008	2009
	(In Thousands)
Originations by Type:
Adjustable rate:
Real estate
One- to four-family	$13,916	$11,041	$1,478
Multi-family	4,628	18,758	15,183
Commercial	6,643	19,979	13,955
Construction, land and land development	7,147	10,675	4,568
Non-real estate
Consumer	---	---	1,233
Commercial business	8,224	4,688	3,782
Total adjustable rate	40,557	65,141	40,199
Fixed rate:
Real estate
One- to four-family	34,527	32,701	75,716
Multi-family	1,866	906	---
Commercial	4,681	8,434	2,410
Construction, land and land development	3,579	3,689	3,098
Non-real estate
Consumer	897	564	3,339
Commercial business	5,478	2,588	2,931
Total fixed rate	51,027	48,882	87,494
Total loans originated	91,584	114,023	127,693

Sales and Repayments:
Real estate
One- to four-family	19,735	10,247	68,726
Total loans sold	19,735	10,247	68,726
Principal repayments	94,333	72,880	64,408
Total loans sold and repayments	114,068	83,127	133,134
Mortgage-backed securities:
Principal repayments	1,132	1,125	534
Increase in other items, net	20	49	51
Net increase (decrease)	$(23,597)	$29,820	$(5,924)

Asset Quality

Loan payments are generally due the first day of each month.  When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower.  In the case of residential loans, a late notice is sent for accounts 15 or more days delinquent.  For delinquencies not cured by the 15th day, borrowers will be assessed a late charge.  Additional written and oral contacts may be made with the borrower between 20 and 30 days after the due date.  If the full scheduled payment on the loan is not received prior to the 1st day of the succeeding month, the loan is considered 30 days past due and more formal collection procedures may be instituted.  If the delinquency continues for a period of 60 days, we usually send a default letter to the borrower and, after 90 days, institute appropriate action up to and including foreclosing on the property.  If foreclosed, the property is sold at public auction and we may purchase it.  Delinquent consumer loans are handled in a similar manner.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2009, in dollar amounts and as a percentage of each category of our loan portfolio.  The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.  This chart includes a reallocation of a $50,000 payment applied to non-accruing one- to four-family loans in the annual report to shareholders.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	16	$1,761	1.47%	72	$7,137	5.94%	88	$8,898	7.40%
Multi-family	1	96	0.18	1	22	0.04	1	118	0.23
Commercial	---	---	0.00	13	4,218	4.66	8	4,218	4.66
Construction and land development	3	998	3.31	4	1,120	3.71	---	2,118	7.02
Consumer	3	12	0.08	2	3	0.02	14	15	0.10
Commercial Business	2	301	1.81	2	104	0.62	9	405	2.43
Total	25	$3,168	0.97%	94	$12,604	3.82%	119	$15,772	4.83%

Non-Performing Assets.  The table below sets forth the amounts and categories of non-performing assets.  Interest income on loans is accrued over the term of the loans based upon the principal outstanding except where serious doubt exists as to the collectability of a loan, in which case the accrual of interest is discontinued.  This chart includes a reallocation of a $50,000 payment applied to non-accruing one- to four-family loans in the annual report to shareholders. The amounts shown do not reflect reserves set up against such assets.  See “ - Allowance for Loan Losses” below.

	December 31,
	2005	2006	2007	2008	2009
	(Dollars in Thousands)
Non-accruing loans:
One- to four- family	$5,309	$6,851	$7,250	$4,781	$7,137
Multi-family	841	328	341	---	22
Commercial real estate	1,652	---	648	1,385	4,218
Construction and land development	547	93	1,210	1,326	1,120
Consumer	76	89	103	118	3
Commercial business	8	3	383	366	104
Total	8,432	7,364	9,935	7,976	12,604

Accruing loans delinquent more than 90 days:
One- to-four-family	127	147	---	---	---
Commercial real estate	---	---	59	---	---
Total	127	147	59	---	---

Foreclosed assets:
One- to four-family	1,366	2,228	1,565	1,192	1,686
Multi-family	---	---	1,022	---	---
Commercial real estate	331	1,709	1,310	220	206
Construction or development	300	232	30	---	---
Consumer	7	---	17	---	---
Total	2,003	4,169	3,944	1,412	1,892

Total non-performing assets	$10,563	$11,680	$13,938	$9,388	$14,496
Total as a percentage of total assets	2.83%	3.17%	4.08%	2.52%	3.91%

Total assets	$372,664	$368,400	$342,010	$373,012	$371,050

For the year ended December 31, 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $670,000 none of which was included in interest income.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2009, there was also an aggregate of $17.3 million in net book value of loans with respect to which past payment history or a decrease in the debt service coverage of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) 77 loans to nine borrowers who each hold an average of 9 one- to four-family rental properties with a total outstanding balance of $5.9 million, where management has concerns about the ability of the borrowers to keep the rental properties leased and about the cash flow of the borrowers; (ii) one loan secured by multi-family rental properties and four loans secured by one- to four-family rental properties to a single borrower with an outstanding balance of $2.0 million, where management has concerns about the cash flow of the borrower; and (iii) four multi-family rental properties to a single borrower with an outstanding balance of $1.7 million, where management has concerns about the cash flow of the borrower.

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

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  At December 31, 2009, we had classified $30.1 million of our loans as substandard, none as doubtful and none as loss.  At December 31, 2009, we had designated $4.7 million in loans as special mention.

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

Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk.  These categories include loans on:  one- to four-family owner-occupied properties, one- to four-family non-owner-occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, second mortgages and home equity loans, unsecured commercial business loans, secured commercial business loans, and consumer loans.  Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, and economic trends affecting our market.  Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008 – Provision for Loan Losses” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in Thousands)

Balance at beginning of period	$2,095	$2,852	$2,770	$3,702	$3,697

Charge-offs:
One- to four-family	218	585	672	782	1,573
Multi-family	---	---	---	---	97
Commercial real estate	16	274	---	---	336
Construction or development	184	278	---	159	45
Consumer	52	4	4	32	91
Commercial business	22	8	---	210	1,043
Total charge-offs	492	1,149	676	1,183	3,185
Recoveries:
One- to four-family	---	---	10	49	---
Construction or development	42	46	27	25	25
Consumer	7	3	1	3	2
Commercial business	---	---	---	---	1
Total recoveries	49	49	38	77	28

Net charge-offs	443	1,100	638	1,107	3,157
Additions charged to operations	1,200	1,018	1,570	1,102	3,197
Balance at end of period	$2,852	$2,770	$3,702	$3,697	$3,737

Net charge-offs to average loans outstanding	0.13%	0.34%	0.21%	0.35%	0.98%

Allowance for loan losses to non-performing assets	26.99%	23.72%	26.56%	39.38%	25.78%

Allowance for loan losses to net loans at end of period	0.86%	0.87%	1.23%	1.12%	1.16%

The allocation of our allowance for losses on loans, including loans held for sale, at the dates indicated is summarized as follows:

	At December 31,
	2005			2006			2007			2008			2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate:
One- to four-family	$636	$136,982	40.31%	$1,201	$142,045	43.70%	$1,917	$137,590	45.47%	$1,791	$145,442	43.43%	$1,705	$123,502	37.46%
Multi-family	219	40,094	11.80	116	30,160	9.28	99	29,765	9.84	265	39,892	11.91	321	52,790	16.01
Commercial real estate	620	83,834	24.67	459	74,710	22.98	297	71,601	23.67	802	90,606	27.06	801	90,571	27.47
Land and land development	354	17,596	5.18	390	18,466	5.68	343	18,067	5.97	229	17,756	5.30	283	17,192	5.21
Construction	192	18,500	5.44	260	19,228	5.91	323	9,741	3.22	190	11,436	3.42	102	13,002	3.94
Consumer	171	22,620	6.66	126	19,530	6.01	127	16,457	5.44	143	15,453	4.62	110	16,019	4.86
Commercial business	363	20,180	5.94	120	20,935	6.44	494	19,327	6.39	201	14,277	4.26	384	16,638	5.05
Unallocated	297	---	---	98	---	---	102	---	---	76	---	---	31	---	---
Total	$2,852	$339,806	100.00%	$2,770	$325,074	100.00%	$3,702	$302,548	100.00%	$3,697	$334,862	100.00%	$3,737	$329,714	100.00%

Investment Activities

We must maintain minimum levels of securities that qualify as liquid assets under the OTS regulations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  At December 31, 2009 our liquidity ratio—liquid assets as a percentage of net withdrawable savings deposits and current borrowings—was 5.93%.  Our level of liquidity is a result of management’s asset/liability strategy.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management” and “– Liquidity and Capital Resources” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

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

The following table sets forth the composition of our securities portfolio at the dates indicated.  As of December 31, 2009, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our shareholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2007		2008		2009
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Debt securities:
Federal agency obligations	$503	4.07%	$509	4.19%	$536	4.46%
Municipal bonds	7,860	63.59	7,639	62.90	7,502	62.33
Subtotal	8,363	67.66	8,148	67.09	8,038	66.79

Other:
Federal Home Loan Bank stock	3,997	32.34	3,997	32.91	3,997	33.21
Total debt securities and Federal Home Loan Bank stock	$12,360	100.00%	$12,145	100.00%	$12,035	100.00%

Average remaining life of debt securities	6.33 years		3.40 years		5.07 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$4,846	100.00%	$9,179	100.00%	$4,817	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$2,506	51.59%	$1,814	48.96%	$1,773	53.61%
Freddie Mac certificates	2,352	48.41	1,891	51.04	1,534	46.39
Total mortgage-backed securities	$4,858	100.00%	$3,705	100.00%	$3,307	100.00%

The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2009.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2009, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2009
	Less than 1 year		1 to 5 Years	5 to 10 Years		Over 10 Years		Total Investment Securities
	(Dollars in Thousands)
Federal agency obligations	$	---	$536	$	---	$	---	$536
Municipal bonds		1,372	2,694		2,919		517	7,502
Fannie Mae certificates		---	---		1,773		---	1,773
Freddie Mac certificates		---	---		1,534		---	1,534
Total investment securities		$1,372	$3,230		$6,226		$517	$11,345

Weighted average yield		3.86%	4.86%		5.48%		5.05%	4.93%

Sources of Funds

General.  Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

Deposits.  We offer a variety of deposit accounts.  Our deposits consist of statement savings accounts, money market accounts, NOW accounts and certificate accounts.  In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs.  Brokered deposits at December 31, 2009 totaled $27.3 million.  We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2007	2008	2009
	(Dollars in Thousands)

Opening balance	$255,304	$232,030	$258,587
Deposits	1,256,486	1,327,719	1,363,514
Withdrawals	(1,286,988)	(1,308,010)	(1,350,295)
Interest credited	7,228	6,848	6,060

Ending balance	$232,030	$258,587	$277,866

Net increase (decrease)	$(23,274)	$26,557	$19,279

Percent increase (decrease)	(9.12)%	11.45%	7.46%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	At December 31,
	2007		2008		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest-bearing	$18,823	8.10%	$16,739	6.47%	$21,359	7.68%
Savings accounts (0.50% - 0.99% at December 31, 2009)	20,196	8.69	22,796	8.81	27,099	9.75
NOW Accounts (0.00% - 0.99% at December 31, 2009)	20,838	8.97	26,520	10.25	30,027	10.80
Money Market Accounts (0.75% - 1.49% at December 31, 2009)	16,082	6.92	15,486	5.98	29,701	10.69
Total Non-Certificates	75,939	32.68	81,541	31.51	108,186	38.92

Certificates:

0.00 - 1.99%	304	0.13	3,037	1.17	63,177	22.73
2.00 - 3.99%	35,925	15.46	105,400	40.73	74,326	26.74
4.00 - 5.99%	119,844	51.60	68,590	26.51	32,158	11.57
6.00 - 7.99%	18	0.01	19	.01	19	.01
Total certificates	156,091	67.19	177,046	68.42	169,680	61.05
Accrued interest	244	0.13	169	0.07	75	0.03

Total deposits with interest	$232,274	100.00%	$258,756	100.00%	$277,941	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2009.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%		6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2010	$12,670	$11,472	$6,465	$	---	$30,607	18.04%
June 30, 2010	21,854	6,305	2,118		---	30,277	17.84
September 30, 2010	13,761	6,329	6,394		12	26,496	15.62
December 31, 2010	10,275	8,582	5,518		---	24,375	14.37
March 31, 2011	1,328	7,212	4,325		---	12,865	7.58
June 30, 2011	285	4,024	35		5	4,349	2.56
September 30, 2011	---	3,846	326		1	4,173	2.46
December 31, 2011	2,550	4,230	1,350		---	8,130	4.79
March 31, 2012	454	1,245	693		---	2,392	1.41
June 30, 2012	---	3,714	665		1	4,380	2.58
September 30, 2012	---	4,264	207		---	4,471	2.63
December 31, 2012	---	5,525	311		---	5,836	3.44
Thereafter	---	7,578	3,751		---	11,329	6.68

Total	$63,177	$74,326	$32,158		$19	$169,680	100.00%

Percent of total	37.23%	43.81%	18.95%		0.01%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2009.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000, excluding public funds	$10,447	$7,625	$18,504	$34,985	$71,561
Certificates of deposit of $100,000 or more, excluding public funds	19,031	18,587	28,766	21,931	88,315
Public funds	1,129	4,066	3,601	1,008	9,804
Total certificates of deposit	$30,607	$30,278	$50,871	$57,924	$169,680

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

The FHLB of Indianapolis is required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2009 dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $67,000, for an annualized rate of 1.68%. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLB of Indianapolis (which lowered its regulatory capital levels), the FHLB of Indianapolis temporarily suspended dividends during the first quarter of 2009. Dividends paid by the FHLB of Indianapolis in the first quarter of 2009 were reduced by 75 basis points from the dividend rate paid in the prior quarter. Dividends paid in the last quarter of 2009 and the first quarter of 2010 appeared to stabilize at 200 basis points below the prior year.  Continued and additional financial difficulties at the FHLB of Indianapolis could further reduce or eliminate the dividends we receive from the FHLB of Indianapolis.

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

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2007	2008	2009
	(Dollars in Thousands)

Maximum Balance - Federal Home Loan Bank Advances	$75,256	$78,756	$71,500
Average Balance - Federal Home Loan Bank Advances	$70,777	$76,025	$62,708

The following table sets forth certain information as to the Federal Home Loan Bank advances at the dates indicated.

	December 31,
	2007	2008	2009
	(Dollars in Thousands)

Federal Home Loan Bank Advances	$74,256	$78,500	$57,000
Weighted average interest rate of Federal Home Loan Bank Advances	5.03%	4.02%	3.59%

Subsidiaries and Other Activities

Lafayette Savings owns a service corporation, L.S.B. Service Corporation.  In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10-year commitment totaling $500,000.  During 2009, L.S.B. Service Corporation recorded a $9,000 tax loss related to its investment in the project and recorded net losses of $24,000.  At December 31, 2009, our total investment in L.S.B. Service Corporation was $479,000.

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

There are 19 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market in Tippecanoe County to be approximately 14% and our share of the mortgage loan market to be approximately 6%.

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

Insurance of Deposits. The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules.  The enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”), and further FDIC rulemaking, temporarily raised the applicable limit from $100,000 to $250,000 effective until December 31, 2013 (an extension from the original expiration date of December 31, 2009).

Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF (the DIF’s predecessors).  In 2006, the Bank received a one-time credit of $163,379 against future assessments.  The Bank used up the credit in 2008 so it was no longer available in 2009.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio.  The FDIC has set the designated reserve ratio for the DIF at 1.25% of insured deposits.  Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk related deposit insurance assessment system.  Under the risk-based assessment system, the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessment rate will be based on the insured institution’s ranking in one of four risk categories. For 2009, the Bank paid assessments at the rate of 22 basis points for each $100 of insured deposits.

Due to losses incurred by the DIF in 2008 and 2009 from failed institutions, and anticipated future losses, the FDIC published a restoration plan in 2008 designed to replenish the DIF. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates in 2009. For the first quarter of 2009, the FDIC adopted an across-the-board 7 basis point increase in the assessment range. The FDIC also adopted further refinements to its risk-based assessment, effective April 1, 2009, that made the range of total base assessment rates 7 to 77.5 basis points, starting with the quarter beginning April 1, 2009. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can exceed 3 basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.  As additional DIF restoration measures designated by the FDIC, we paid a 5 basis points special assessment of $171,000 in September 2009, and prepaid all quarterly assessments for the fourth quarter of 2009, and all of 2010, 2011 and 2012, on December 30, 2009, in the amount of $2.3 million.

A significant increase in the risk category of the Bank or adjustment to the base assessment rates causing increased insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.  For 2009, increased assessment rates and special assessments have had a material impact on LSB Financial’s results of operations.

FDIC-insured institutions remain subject to the requirement to pay quarterly debt service assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2009, the FICO assessment rate ranged between 1.02 and 1.14 basis points for each $100 of insured deposits per quarter. For the first and second quarters of 2010, the FICO assessment rate is 1.06 and 1.04 basis points, respectively.

As another response to difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 (extended from the original termination date of December 31, 2009) and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to obtain unlimited deposit insurance protection for non-interest bearing transaction deposit accounts under the FDIC’s Temporary Liquidity Guarantee Program, which increased its insurance premiums by 10 basis points per annum during 2009 and by 20 basis points during 2010 due to increased assessments for the extension of the program.

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

Lafayette Savings’ general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2009, our lending limit under this restriction was $5.6 million.

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

Tier 1 capital generally consists of common stockholders’ equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2009, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $1.2 million.

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

To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2009, Lafayette Savings qualified as well capitalized, with a leverage ratio of 9.1%, a Tier 1 risk-based capital ratio of 11.6% and a total risk-based capital ratio of 12.9%. The OTS may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

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

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.  Under either test, these assets primarily consist of residential housing related loans and investments.  At December 31, 2009, Lafayette Savings met the test.

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

Federal Securities Law. The shares of Common Stock of the Company have been registered with the SEC under the Securities Exchange Act (the “1934 Act”).  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

Shares of Common Stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933.  If the Company meets the current public information requirements under Rule 144, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

LSB Financial is continuing to prepare for compliance with the final stage of Section 404 of the Sarbanes-Oxley Act.  As a Smaller Reporting Company under the SEC rules, LSB Financial has provided management’s assessment of the effectiveness of its internal controls over financial reporting, but the obligation to have an auditor attestation to the effectiveness of these controls was deferred.  The SEC announced in October 2009 that there will be no further extensions, so we will be required to have an auditor attestation prepared and included in our annual reports for the year ending December 31, 2010 and thereafter.

Although LSB Financial will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on LSB Financial’s results of operations or financial condition for 2010.

Recent Legislative Developments. In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets.  The Company decided not to participate in the TARP CPP.

In addition, on October 14, 2008, the FDIC was authorized to provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available to those who opt in to one or both of the programs at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Bank made the business decision to participate in the Transaction Account Guarantee Program, which provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts through June 30, 2010 (recently extended from December 31, 2009).

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

In addition, the Internal Revenue Service (“IRS”) has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

Before and after EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the IRS, the SEC and others to further the economic and banking industry stabilization efforts. It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Company. Measures are pending before Congress that could, among other things, create a Consumer Financial Protection Agency, a new federal banking agency with the mission of protecting consumers when they borrow money, make deposits, or obtain other financial products and services. Also, the Senate Banking Committee has announced that a bipartisan bill comprehensively reforming the financial sector is imminent.

In addition, on June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require the Bank to become a national bank or adopt a state charter. Registration of the Company as a bank holding company would represent a significant change, as there currently exist significant difference between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. In February 2010, the administration also proposed additional reforms that would, among other things, (i) prevent banks from owning, investing or sponsoring hedge funds, private equity funds or proprietary trading operations for their own profit, and (ii) discourage certain consolidation in the industry to prevent concentrations of too much risk in single organizations.

If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, at this time, we cannot determine the likelihood that the proposed regulatory reforms will be adopted in the forms proposed or the specific impact that any adopted legislation will have on the Company or the Bank.

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

A portion of our reserves for losses on loans which are presented on the statement of financial condition of retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses.  As of December 31, 2009, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.  We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting.  We have not been audited by the IRS during the last five fiscal years.

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

Employees

At December 31, 2009, we had a total of 97 employees, including 7 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana.  We own our main office and three branch offices.  The fourth branch office is leased with the term of the lease expiring in 2014. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2009 was approximately $6.2 million.  We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

We maintain an on-line database of depositor and borrower customer information.  The net book value of our data processing, computer equipment and software at December 31, 2009 was $399,000.

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

Item 4. Reserved

Item 4.5 Executive Officers of the Registrant

The executive officers of LSB Financial are identified below.  The executive officers are elected annually by the Board of Directors of LSB Financial.

Randolph F. Williams (age 61).  Mr. Williams is President and Chief Executive Officer of LSB Financial and its wholly-owned subsidiary, Lafayette Savings.  Mr. Williams was appointed to the Board of Directors of LSB Financial in September 2001.  He was appointed President of LSB Financial in September 2001 and Chief Executive Officer in January 2002.  Mr. Williams served as President and Chief Operating Officer of Delaware Place Bank in Chicago, Illinois from 1996 until joining LSB Financial.  Mr. Williams has over 25 years of banking-related experience.

Mary Jo David (age 60).  Ms. David is Vice President, Chief Financial Officer and Secretary of LSB Financial and Lafayette Savings.  She has held these positions with the Company since its formation in 1994 and with Lafayette Savings since 1992 and was elected a Director of LSB Financial and Lafayette Savings in 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.  Additionally, pages 51 through 52 of our 2009 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.  In addition, the “Equity Compensation Plan Information” contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

(b)           We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-K.

(c)           The following table sets forth the number and price paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(2)

October 1 – October 31, 2009	---	---	---	52,817
November 1 – November 30, 2009	---	---	---	52,817
December 1 – December 31, 2009	---	---	---	52,817

Total	---	---	---	52,817

(1) There were no shares repurchased other than through a publicly announced plan or program.
(2) We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Pages 3 through 29 of our 2009 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Pages 34 through 62 of our 2009 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  An evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2009 (the “Evaluation Date”), was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of the Evaluation Date are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with our evaluation of controls that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this 10-K, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning LSB Financial directors is incorporated herein by reference to the sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2010 under the caption “Proposal 1 - Election of Directors.” Information concerning LSB Financial executive officers is included in Item 4.5 in Part I of this Form 10-K and is incorporated herein by reference.

The information relating to corporate governance required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2010 under the caption “Corporate Governance.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2010 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” incorporated herein by reference.

LSB Financial has a written code of ethics that applies to all of our directors, officers and employees. The code of ethics is available on our website at www.lsbank.com.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2010 with the captions “Executive Compensation” and “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2010 with the caption “Principal Holders of Common Stock.”

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	37,248	(2)	17.73	(3)	77,250	(4)
Equity compensation plans not approved by security holders	---		---		---

(1)
LSB Financial Corp.’s 1995 Stock Option and Incentive Plan terminated on August 22, 2005 so no further options may be granted under the 1995 Stock Option and Incentive Plan.  LSB Financial Corp.’s Recognition and Retention Plan terminated by its terms on August 22, 2005, so no further awards may be made under the Recognition and Retention Plan.

(2)
Includes 33,498 shares under LSB Financial Corp.’s 1995 Stock Option and Incentive Plan, 3,750 shares under the LSB Financial Corp. 2007 Stock Option and Incentive Plan and no shares under LSB Financial Corp.’s Recognition and Retention Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence and certain relationships and transactions is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2010 with the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2010 with the captions “Accountants” and “Accountant’s Fees.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Annual Report Page No(s).
Financial Statements:

Report of BKD, LLP, Independent Registered Public Accounting Firm	33

Consolidated Balance Sheets at December 31, 2009 and 2008	34

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008	35

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	36

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	37

Notes to Consolidated Financial Statements	38-62

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

LSB FINANCIAL CORP.

Date: March 31, 2010	By:	/s/ Randolph F. Williams
Randolph F. Williams, President,
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck	/s/ Randolph F. Williams
Mariellen M. Neudeck, Chairman of the Board	Randolph F. Williams, President, Chief Executive Officer and Director
(Principal Executive and Operating Officer)

Date: March 31, 2010	Date: March 31, 2010

/s/ James A. Andrew	/s/ Kenneth P. Burns
James A. Andrew, Director	Kenneth P. Burns, Director

Date: March 31, 2010	Date: March 31, 2010

/s/ Philip W. Kemmer	/s/ Stephen E. Belter
Philip W. Kemmer, Director	Stephen E. Belter, Director

Date: March 31, 2010	Date: March 31, 2010

/s/ Jeffrey A. Poxon	/s/ Thomas R. McCully
Jeffrey A. Poxon, Director	Thomas R. McCully, Director

Date: March 31, 2010	Date: March 31, 2010

/s/ Mary Jo David	/s/ Charles W. Shook
Mary Jo David, Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)	Charles W. Shook, Director

Date: March 31, 2010	Date: March 31, 2010

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Bylaws, as amended and restated, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2009, are incorporated herein by reference.
4	Registrant’s Specimen Stock Certificate, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), is incorporated herein by reference.
10.1*
Registrant’s 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is incorporated herein by reference.

10.2*	Registrant’s 1995 Recognition and Retention Plan, filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is incorporated herein by reference.
10.3*
Form of 1995 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.4*
Form of 1995 Stock Option and Incentive Plan Incentive Stock Option Agreement, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.5*
Form of Recognition and Retention Plan Restricted Stock Agreement, filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.6*
Deferred Compensation Agreement between Lafayette Savings Bank and Randolph F. Williams, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event occurring on September 29, 2005, is incorporated herein by reference.

10.7*
Amended and Restated Employment Agreement dated February 27, 2008 between LSB Financial Corp. and Randolph F. Williams filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008, is incorporated herein by reference.

10.8*
Amended and Restated Employment Agreement dated February 27, 2006 between LSB Financial Corp. and Mary Jo David filed as Exhibit 10.2 to the Registrant’s 8-K filed on March 3, 2008, is incorporated herein by reference.

10.9*	LSB Financial Corp. 2007 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2007, is incorporated herein by reference.

10.10*
Form of 2007 Stock Option and Incentive Plan Incentive Stock Option Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, is incorporated herein by reference.

E-1

10.11*
Form of 2007 Stock Option and Incentive Plan Non-qualified Stock Option Agreement, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, is incorporated herein by reference.

10.12*
Form of Agreement for Restricted Stock Granted under LSB Financial Corp. 2007 Stock Option and Incentive Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, is incorporated herein by reference.

13	Annual Report to Shareholders for the Year Ended December 31, 2009.
21	Subsidiaries of Registrant.

23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a - 14(a) Certification (Chief Executive Officer).

31.2	Rule 13a - 14(a) Certification (Chief Financial Officer).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.

E-2