Form 10-Q
period 2010-03-31
LSB FINANCIAL CORP
filed 2010-05-17
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at April 23, 2010
Common Stock, $.01 par value per share	1,553,525 shares

LSB FINANCIAL CORP.

i

PART I   FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash and due from banks	$8,345	$8,084
Short-term investments	5,397	4,817
Cash and cash equivalents	13,742	12,901
Available-for-sale securities	10,978	11,345
Loans held for sale	611	3,303
Total loans	325,174	321,597
Less: Allowance for loan losses	(4,121)	(3,737)
Net loans	321,053	317,860
Premises and equipment, net	6,167	6,209
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	6,122	6,071
Interest receivable and other assets	9,037	9,364
Total Assets	$371,707	$371,050

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$290,959	$277,866
Federal Home Loan Bank advances	44,000	57,000
Interest payable and other liabilities	2,528	2,300
Total liabilities	337,487	337,166

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2010 - 1,553,525 shares, 2009 - 1,553,525 shares	15	15
Additional paid-in-capital	10,986	10,985
Retained earnings	22,983	22,646
Accumulated other comprehensive income	236	238
Total shareholders’ equity	34,220	33,884

Total liabilities and shareholders’ equity	$371,707	$371,050

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2010	2009
Interest and Dividend Income
Loans	$4,544	$4,856
Securities
Taxable	59	47
Tax-exempt	62	67
Other	6	3
Total interest and dividend income	4,671	4,973
Interest Expense
Deposits	1,271	1,815
Borrowings	452	771
Total interest expense	1,723	2,586
Net Interest Income	2,948	2,387
Provision for Loan Losses	434	569
Net Interest Income After Provision for Loan Losses	2,514	1,818

Non-interest Income
Deposit account service charges and fees	367	336
Net gains on loan sales	85	523
Gain (loss) on sale other real estate owned	(33)	33
Other	275	244
Total non-interest income	694	1,136

Non-Interest Expense
Salaries and employee benefits	1,292	1,352
Net occupancy and equipment expense	339	352
Computer service	127	134
Advertising	56	57
FDIC insurance premiums	159	133
Other	440	519
Total non-interest expense	2,413	2,547

Income Before Income Taxes	795	407
Provision for Income Taxes	263	105
Net Income	$532	$302
Basic Earnings Per Share	$0.34	$0.20
Diluted Earnings Per Share	$0.34	$0.20
Dividends Declared Per Share	$0.125	$0.125

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2009	$15	$10,983	$22,961	$116	$34,075
Comprehensive income
Net income			302		302
Change in unrealized appreciation on available-for-sale securities, net of taxes				13	13
Total comprehensive income					315
Dividends on common stock, $0.125 per share			(193)		(193)
Share-based compensation expense		1			1
Balance, March 31, 2009	$15	$10,984	$23,070	$129	$34,198

Balance, January 1, 2010	$15	$10,985	$22,646	$238	$33,884
Comprehensive income
Net income			532		532
Change in unrealized depreciation on available-for-sale securities, net of taxes				(2)	(2)
Total comprehensive income					530
Dividends on common stock, $0.125 per share			(195)		(195)
Share-based compensation expense		1			1
Balance, March 31, 2010	$15	$10,986	$22,983	$236	$34,220

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Operating Activities
Net income	$532	$302
Items not requiring (providing) cash
Depreciation	110	122
Provision for loan losses	434	569
Amortization of premiums and discounts on securities	10	5
(Gain)loss on sale of other real estate owned	33	(33)
Gain on sale of loans	(74)	(389)
Loans originated for sale	(5,426)	(22,733)
Proceeds on loans sold	8,192	21,502
Amortization of stock options	1	1
Changes in
Interest receivable and other assets	170	783
Interest payable and other liabilities	230	350
Net cash provided by operating activities	4,212	479

Investing Activities
Purchases of available-for-sale securities	---	(701)
Proceeds from maturities of available-for-sale securities	353	567
Net change in loans	(3,759)	4,445
Proceeds from sale of OREO	205	371
Purchase of premises and equipment	(68)	(104)
Net cash (used in)provided by investing activities	(3,269)	4,578

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	10,575	10,479
Net change in certificates of deposit	2,518	6,617
Proceeds from Federal Home Loan Bank advances	8,000	---
Repayment of Federal Home Loan Bank advances	(21,000)	(7,000)
Dividends paid	(195)	(193)
Net cash (used in)provided by financing activities	(102)	9,903

Increase in Cash and Cash Equivalents	841	14,960
Cash and Cash Equivalents, Beginning of Period	12,901	11,225
Cash and Cash Equivalents, End of Period	$13,742	$26,185

Supplemental Cash Flows Information
Interest paid	$1,723	$2,615
Income taxes paid	140	100

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	11	135

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
March 31, 2010
Note 1 - General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.  The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2009 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares.  For the three month period in 2009, 462 shares related to stock options outstanding were included in the diluted earnings per share calculation as their effect would be dilutive; 33,035 were antidilutive.  For the three month period in 2010, 4,212 shares related to stock options outstanding were dilutive and 32,919 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended March 31,
	2010	2009

Weighted average shares outstanding	1,553,525	1,553,502
Shares used to compute diluted earnings per share	1,554,059	1,553,525
Earnings per share	$0.34	$0.20
Diluted earnings per share	$0.34	$0.20

Note 4 - Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
March 31, 2010:
U.S. Government agencies	$525	$6	$	---	531
Mortgage-backed securities	2,993	153		---	3,146
State and political subdivisions	7,066	235		---	7,301
	$10,584	$394	$	---	$10,978

December 31, 2009:
U.S. Government agencies	$529	$7	$	---	$536
Mortgage-backed securities	3,131	176		---	3,307
State and political subdivisions	7,288	214		---	7,502
	$10,948	$397	$	---	$11,345

The amortized cost and fair value of available-for-sale securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	March 31, 2010

Within one year	$2,285	$2,308
One to five years	3,224	3,340
Five to ten years	1,939	2,040
After ten years	143	144
	7,591	7,832

Mortgage-backed securities	2,993	3,146

Totals	$10,584	$10,978

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $3,544 at March 31, 2010 and $3,703 at December 31, 2009.  There were no sales of securities during either period.

Certain investments in debt securities may be reported in the financial statements at an amount less than their historical cost.  None of the investments at March 31, 2010 or December 31, 2009 was reported at less than historical cost.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Note 5 - Other Comprehensive Income

Other comprehensive income (loss) components and related taxes were as follows:

	2010	2009
	(in Thousands)

Net unrealized gain (loss) on securities available-for-sale	$(3)	$22
Tax expense (benefit)	(1)	9

Other comprehensive income (loss)	$(2)	$13

Note 6 - Disclosures About Fair Value of Assets and Liabilities

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  Third-party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2).  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.

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

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
				(in Thousands)
Available-for-sale securities
March 31, 2010
U.S. government agencies	$531	$	---	$531	$	---
Mortgage-backed securities	3,146		---	3,146		---
State and political subdivisions	7,301		---	7,301		---
Totals	10,978		---	10,978		---

Available-for-sale securities
December 31, 2009
U.S. government agencies	$536	$	---	$536	$	---
Mortgage-backed securities	3,307		---	3,307		---
State and political subdivisions	7,502		---	7,502		---
Totals	11,345		---	11,345		---

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of FASB ASC 310-10 (formerly FAS 114, Accounting by Creditors for Impairment of a Loan).  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in Thousands)

Impaired loans March 31, 2010	$3,454	$	---	$	---	$3,454

Impaired loans December 31, 2009	$9,218	$	---	$	---	$9,218

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Loans Held for Sale, Federal Home Loan Bank Stock, Interest Receivable and Interest Payable

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 (formerly FAS 107) not previously disclosed at March 31, 2010.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in Thousands)
Financial assets
Cash and cash equivalents	$13,742	$13,742	$12,901	$12,901
Available-for-sale securities	10,978	10,978	11,345	11,345
Loans including loans held for sale, net of allowance for loan losses	321,664	332,785	321,163	331,739
Federal Home Loan Bank stock	3,997	3,997	3,997	3,997
Interest receivable	1,572	1,572	1,447	1,447

Financial liabilities
Deposits	290,959	294,670	277,866	281,663
Federal Home Loan Bank advances	44,000	44,964	57,000	57,993
Interest payable	124	124	171	171

Note 7 –Accounting Developments

In June 2009, the FASB issued new a new standard regarding accounting for transfers and servicing of financial assets and extinguishments of liabilities.  The new standard requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

At the same time, the FASB also issued another new standard regarding consolidation of variable interest entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards will require a number of new disclosures. The first enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  The second will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.

The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations' capital adequacy was assessed using assumptions consistent with standards ultimately included in these two new standards.

The two new standards discussed above are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted.  The Company is currently evaluating the potential impact, if any, of the adoption of these two statements on the Company.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures.  Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy including when such transfers were recognized and the reasons for those transfers.  For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques.  This accounting standard will be effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011.  The Company is currently evaluating the impact of this standard on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

LSB Financial Corp., an Indiana corporation (“LSB Financial” or the “Company”), is the holding company of Lafayette Savings Bank, FSB (“Lafayette Savings” or the “Bank”). LSB Financial has no separate operations and its business consists only of the business of Lafayette Savings. References in this Quarterly Report to “we,” “us” and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

Lafayette Savings is, and intends to continue to be, an independent, community-oriented financial institution. The Bank has been in business for 140 years and differs from many of our competitors in having a local board and local decision-making in all areas of business. In general, our business consists of attracting or acquiring deposits and lending that money out primarily as real estate loans to construct and purchase single-family residential properties, multi-family and commercial properties and to fund land development projects. We also make a limited number of commercial business and consumer loans.

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park, and the growth of a new medical corridor spurred by the building of two new hospitals.  The Purdue Research Park has more than 3,700 employees earning an average annual wage of $54,000.  Eleven new life science/high-tech startups were launched in 2009 and two new high tech buildings with 150,000 square feet total space opened in 2009.  With the addition of the two new buildings in May, 2009, the Purdue Research Park of West Lafayette has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state.  However the area isn’t immune to the effects of the recession.  The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and was at 9.2% in March.  Comparable numbers for March were 9.9%, for Indiana and 9.7% nationally.

The community is making progress working through the effects of the overbuilding of one- to four-family housing when housing starts increased from a somewhat typical 858 starts in 2001 to 1,219 in 2004. New construction has dropped every year since, to 405 in 2009. Many of the houses which had been sold to marginally qualified borrowers reappeared on the market as foreclosed properties, further slowing the need for new housing. Tippecanoe County’s population grew slightly in 2009 and this has helped reduce the number of unoccupied houses.  Housing values in the Metropolitan Statistical Area of which Tippecanoe County is a part did not show the huge increases experienced in some parts of the country and consequently has not seen the offsetting decreases after the housing bubble burst.  House prices within our Metropolitan Statistical Area increased by 2.24% over the last five years, and were up 0.19% over the last 12 months according to a report from the Office of Federal Housing Enterprise Oversight.

We continue to work with borrowers who have fallen substantially behind on their loans.  The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover probable incurred losses.  The challenge is to get delinquent borrowers back on a workable payment schedule or to get control of their properties through an overburdened court system.  We acquired 4 properties in the first quarter of 2010 through foreclosure or deeds-in-lieu of foreclosure and also sold four properties in the same period.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings.  Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and investments and the cost of funding.  Our net interest income also depends on the shape of the yield curve.  Since January 2007, the Federal Reserve has lowered short-term rates from around 5.0% to almost zero while long-term rates, which had also been near 5.0%, fell to under 3.0%.  Since then, short term rates have stayed at an historically low level, well under 1.0%, while long term rates have gradually moved to over 4.0%.  At March 2010 the yield curve remained steep with short term rates still near zero but long term rates nearing 5.0%. Because deposits are generally tied to shorter-

term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step.  In reality, loans—especially those immediately repriceable to prime—fell immediately while deposits generally stayed high due to a demand for liquidity, especially by big banks whose presence in the deposit markets was ubiquitous.  We have started to see deposit rates gradually respond to the lower market rates as banks become less concerned about the loss of liquidity.  Our expectation for 2010 is that deposits rates will gradually increase as the Federal Reserve begins to respond to inflation concerns by raising rates. Overall loan rates are expected to gradually rise.

Rate changes can be expected to have an impact on interest income.  Because the government is expected to discontinue some programs designed to help with the housing crisis, we expect to see higher market rates. Rising rates generally increase borrower preference for adjustable rate products which we typically keep in our portfolio, and existing adjustable rate loans can be expected to reprice to higher rates which could be expected to have a positive impact on our interest income. With fewer fixed rate loans we would expect to sell fewer loans on the secondary market. Although new loans put on the books early in 2010 will be at comparatively low rates we expect higher rates later in the year will result in an increase in the average rate of new loans.

Our primary expense is interest on deposits and Federal Home Loan Bank advances which are used to fund loan growth. We offer customers in our market area time deposits for terms ranging from three months to five years, checking accounts and savings accounts. We also purchase brokered deposits and Federal Home Loan Bank advances as needed to provide funding or improve our interest rate risk position. Generally when interest rates are low, depositors will choose shorter-term products and conversely when rates are high, depositors will choose longer-term products.

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

The level of turmoil in the financial services industry does present unusual risks and challenges for the Company, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Possible Implications of Current Events” in the Annual Report to Shareholders filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2009 included in the Annual Report to Shareholders filed as Exhibit 13 to the Company’s Form 10-K for the year ended December

31, 2009. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Larger commercial loans that exhibit probable or observed credit weaknesses and all loans that are rated substandard or lower are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank. Included in the review of individual loans are those that are impaired as provided in FASB ASC 310-10 (formerly FAS 114, Accounting by Creditors for Impairment of a Loan). Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral based on the discounted appraised value.   Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Lafayette Savings’ primary market area for lending is Tippecanoe County, Indiana and to a lesser extent the eight surrounding counties. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect of changing economic conditions on Lafayette Savings’ customers.

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

Accounting for Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Financial Condition

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Our total assets increased $657,000, or 0.18%, during the three months from December 31, 2009 to March 31, 2010.  Primary components of this increase were a $580,000 increase in short term investments and a $501,000 increase in net loans receivable including loans held for sale partially offset by  a $367,000 decrease in investments.  Management attributes the increase in short-term investments to a decision to hold a slightly higher balance to accommodate increased wire transfer activity.  The change in net loans was generally due to the decrease in the commercial loan activity and the ongoing interest of residential borrowers in refinancing their mortgages, as well as in response to the tax credit for first time borrowers.  A $13.1 million increase in deposits was generally due to a decision by bank customers to move funds to the safety of a bank offering FDIC deposit insurance coverage rather than leave them in more risky investments, as well as the increased security offered by the Company’s participation in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  The Company’s participation in the TLGP allows noninterest bearing transaction accounts to receive unlimited insurance coverage until December 31, 2010 (recently extended from June 30, 2010).  The increased deposits were used to repay $13.0 million of maturing Federal Home Loan Bank advances.  We reduced Federal Home Loan Bank advances from $57.0 million at December 31, 2009 to $44.0 million at March 31, 2010.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $14.5 million at December 31, 2009 to $18.9 million at March 31, 2010.  Non-performing loans totaled $17.2 million at March 31, 2010 and consisted of $7.6 million, or

44.52%, of one- to four-family or multi-family residential real estate loans, $9.1 million, or 52.28%, of loans on land or commercial property, $373,000, or 2.18%, of commercial business loans, and a 42,000 consumer loan.  Non-performing assets also include $1.8 million in foreclosed assets.  At March 31, 2010, our allowance for loan losses equaled 1.26% of total loans (including loans held for sale) compared to 1.16% at December 31, 2009.  The allowance for loan losses at March 31, 2010 totaled 21.76% of non-performing assets compared to 25.78% at December 31, 2009, and 24.02% of non-performing loans at March 31, 2010 compared to 29.65% at December 31, 2009.  Our non-performing assets equaled 5.09% of total assets at March 31, 2010 compared to 3.91% at December 31, 2009.  Non-performing loans totaling $50,000 were charged off in the first three months of 2010, offset by minimal recoveries.

When a non-performing loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds-in-lieu of foreclosure if there are no other liens on the properties.  The four properties acquired in the first quarter of 2010 were acquired through foreclosure resulting in $47,000 charged against loan loss reserves to reduce the carrying value of the property to the estimated realizable value.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $33.9 million at December 31, 2009 to $34.2 million at March 31, 2010, an increase of $336,000, or 0.99%, primarily as a result of net income of $532,000, partially offset by our payment of $195,000 of dividends on common stock.  Shareholders’ equity to total assets was 9.21% at March 31, 2010 compared to 9.13% at December 31, 2009.

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

	Three months ended March 31, 2010				Three months ended March 31, 2009
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$320,762		$4,544	5.67%	$324,078		$4,856	5.99%
Other investments	20,719		127	2.45	33,532		117	1.40
Total interest-earning assets	341,481		4,671	5.47	357,610		4,973	5.56

Savings deposits	$25,816		39	0.60	$23,889		61	1.02
Demand and NOW deposits	88,083		140	0.64	63,431		112	0.71
Time deposits	173,000		1,092	2.52	182,574		1,642	3.60
Borrowings	52,000		452	3.48	71,500		771	4.31
Total interest-bearing liabilities	338,899		1,723	2.03	341,394		2,586	3.03

Net interest income			$2,948				$2,389
Net interest rate spread				3.44%				2.53%
Net earning assets	$2,582				$16,216
Net yield on average interest-earning assets				3.45%				2.67%
Average interest-earning assets to average interest-bearing liabilities	1.01	x			1.05	x
_________________
(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Quarter ended March 31, 2010 and March 31, 2009

General.  Net income for the three months ended March 31, 2010 was $532,000, an increase of $230,000, or 76.16%, over the three months ended March 31, 2009.  The increase was primarily due to a $561,000 increase in net interest income, a $135,000 decrease in the provision for loan losses and $134,000 decrease in noninterest expenses partially offset by a $438,000 decrease in gain on sales of loans and a $158,000 increase in taxes on income.

Net Interest Income.  Net interest income for the three months ended March 31, 2010 increased $561,000, or 23.50%, over the same period in 2009.  This increase was due to a 78 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 2.67% for the three months ended March 31, 2009 to 3.45% for the three months ended March 31, 2010 partly offset by a $13.6 million decrease in average net interest-earning assets.  The increase in net interest margin is primarily due to the 100 basis point decrease in the average rate on interest-bearing liabilities from 3.03% for the three months ended March 31, 2009 to 2.03% for the three months ended March 31, 2010. The average rate on interest-earning assets decreased 9 basis points from 5.56% to 5.47% for the same respective periods.

Interest income on loans decreased $312,000, or 6.43%, for the three months ended March 31, 2010 compared to the same three months in 2009.  The average rate on loans fell from 5.99% to 5.67% partly due to the aggressive rate cuts by the Federal Reserve starting in 2007 which left the prime rate at 3.25% at March 31, 2010.  The average balance of loans decreased by $3.3 million due primarily to lower demand for commercial loans and to the sale of residential loans on the secondary market.

Interest earned on other investments and Federal Home Loan Bank stock increased by $10,000, or 8.55%, for the three months ended March 31, 2010 compared to the same period in 2009.  This was the result of a 106 basis point increase in the average yield on other investments and Federal Home Loan Bank stock offset by a $12.8 million decrease in average balances.  Much of the decrease in average balances was due to the Bank using the low-rate, short-term investments it had held in expectation of the opportunity to replace brokered deposits and reduce the level of Federal Home Loan Bank advances for those purposes.

Interest expense for the three months ended March 31, 2010 decreased $863,000 or 33.37%, over the same period in 2009 due to a $544,000 decrease in interest on deposits and a $319,000 decrease in interest expense on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on time deposits from 4.03% for the first three months of 2009 to 2.66% for the first three months of 2010 partially offset by a $17.0 million increase in average deposits.  The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 4.31% for the first three months of 2009 to 3.48% for the first three months of 2010 and a $19.5 million decrease in average balances. The lower rates were generally due to the lower interest rates in the economy.

Provision for Loan Losses.   The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	03/31/10	12/31/09	03/31/09
	(in Thousands)
Loans delinquent 30-59 days	$427	$677	$721
Loans delinquent 60-89 days	2,262	3,169	3,758
Total delinquencies under 90 days	2,689	3,846	4,479

Accruing loans past due 90 days	1,927	0	656
Non-accruing loans	15,226	12,554	10,320
Total non-performing loans	17,153	12,554	10,976
OREO	1,785	1,892	1,897
Total non-performing assets	$18,938	$14,446	$12,873

The accrual of interest income is discontinued when a loan becomes 90 days and three payments past due.  Loans 90 days past due but not yet three payments past ue will continue to accrue interest as long as it has been determined that the loan is well secured and in the process of collection.  Troubled debt restructurings are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure.  There are $683,000 of loans considered non-accruing in the chart above that are troubled debt restructurings which are currently performing as agreed.

The increase in non-performing loans at March 31, 2010 compared to December 31, 2009 was primarily due to the addition of two land development projects where we are working with the borrowers to restructure their loans if possible or will proceed with foreclosure. In addition, between December 31, 2009 and March 31, 2010, $274,000 of properties were added to OREO and $381,000 were sold or written off.

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

At March 31, 2010 our largest areas of concern were loans on one- to four-family non-owner occupied rental properties, non-residential properties and, to a lesser extent land development loans.  Loans totaling $6.1 million on one- to four-family rental properties, $6.0 million on non-residential properties and $3.8 million on land development were past due more than 30 days at March 31, 2010.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  The non-residential properties are typically smaller loans averaging about $358,000 and the borrowers are typically seeing decreased business because of the economy.  Land loans are of some concern as absorption rates are slower than anticipated on development loans, although sales have improved lately.

We recorded a $434,000 provision for loan losses for the three months ended March 31, 2010 as a result of our analyses of our current loan portfolios, compared to $569,000 during the same period in 2009.  The provisions were necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent and incurred in the loan portfolio.  During the first three months of 2010, we charged $50,000 against loan loss reserves on four loans either written off or taken into other real estate owned.  We expect to obtain possession of more properties in 2010 that are currently in the process of foreclosure.  The final disposition of these properties may be expected to result in a loss in most cases.  The $4.1 million allowance for loan losses was considered adequate to cover further probable incurred losses based on our evaluation and our loan mix.

Our loan portfolio contains no option ARM products, interest only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $9.7 million of mortgage loans that are not one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers and none of these loans is delinquent.  We also have $7.3 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  Of these loans, $297,000 are currently over 30 days past due.  Our total high loan-to-value loans at March 31, 2010 were at 45% of capital, well under regulatory guidelines of 100% of capital.  We have $15.1 million of Home Equity Lines of Credit of which none are delinquent more than 30 days.

An analysis of the allowance for loan losses for the three months ended March 31, 2010 and 2009 follows:

(Dollars in Thousands)	2010	2009

Balance at January 1	$3,737	$3,697
Loans charged off	(50)	(351)
Recoveries	0	5
Provision	434	569
Balance at March 31	$4,121	$3,920

At March 31, 2010, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $18.9 million compared to $14.5 million at December 31, 2009.  In addition to our non-performing assets, we identified $7.3 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At March 31, 2010, we believe that our allowance for loan losses was adequate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.26% of net loans receivable and 24.02% of non-performing loans at March 31, 2010 compared to 1.16% and 29.65% at December 31, 2009, respectively.  Our nonperforming assets equaled 5.09% of total assets at March 31, 2010 compared to 3.91% at December 31, 2009.

Non-Interest Income.  Non-interest income for the three months ended March 31, 2010 decreased by $442,000, or 38.91%, compared to the same period in 2009.  This was primarily due to a $438,000 decrease in the gain on the sale of mortgage loans due to the increase in mortgage loan rates that resulted in fewer borrowers refinancing their mortgages which was not offset by the renewed federal programs granting tax credits to first time homeowners refinancing. We completed sales of $8.2 million of loans in the first three months of 2010 compared to $21.5 million in the first three months of 2009.  The $438,000 decrease in income from the sale of loans and a negative fluctuation from a $33,000 gain to a $33,000 loss on the sale of OREO properties, was offset by a $31,000 increase in fees on deposit accounts and a $31,000 increase in other income primarily due to an increase in mortgage servicing fees which resulted primarily from a decrease in amortization of mortgage servicing rights.

Non-Interest Expense.  Non-interest expense for the three months ended March 31, 2010 decreased $134,000 compared to the same period in 2009 due to a $60,000 decrease in salaries due to the decrease in loan origination activity by commission-based loan originators and a $79,000 decrease in the cost of maintaining OREO and foreclosed properties primarily due to a decrease in the number of foreclosed properties.

Income Tax Expense.   Our income tax provision increased by $158,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due primarily to increased income.

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

Liquidity management is both a daily and long-term function for our senior management. We adjust our investment strategy, within the limits established by the investment policy, based upon assessments of expected loan demand, expected cash flows, Federal Home Loan Bank advance opportunities, market yields and objectives of our asset/liability management program.  Base levels of liquidity have generally been invested in interest-earning overnight and time deposits with the Federal Home Loan Bank of Indianapolis and more recently at the Federal Reserve since they have started to pay interest on deposits in excess of reserve requirements and because of increasing wire transfer requests due to a change in funding methods now required by title companies.  Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

Our liquidity ratios at March 31, 2010 and December 31, 2009 were 6.68% and 7.16%, respectively, compared to a regulatory liquidity base, and 5.73% and 5.94% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At March 31, 2010, we had outstanding commitments to originate loans and available lines of credit totaling $33.8 million and commitments to provide funds to complete current construction projects in the amount of $4.7 million. We had no outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $111.6 million at March 31, 2010.  Included in that number are $12.3 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.

Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $40.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $34.2 million at March 31, 2010 compared to $33.9 million at December 31, 2009, an increase of $336,000, or 0.99%, due primarily to net income of $532,000, partially offset by our payment of dividends on common stock.  Shareholders’ equity to total assets was 9.21% at March 31, 2010 compared to 9.13% at December 31, 2009.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of March 31, 2010 and December 31, 2009, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at March 31, 2010 and December 31, 2009 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$37,609	13.0%	$23,170	8.0%	$28,962	10.0%
Tier I capital (to risk-weighted assets)	33,989	11.7	11,585	4.0	17,377	6.0
Tier I capital (to adjusted total assets)	33,989	9.2	11,141	3.0	18,569	5.0
Tier I capital (to adjusted tangible assets)	33,989	9.2	7,428	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,989	9.2	5,571	1.5	N/A	N/A

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$37,223	12.9%	$23,132	8.0%	$28,915	10.0%
Tier I capital (to risk-weighted assets)	33,609	11.6	11,566	4.0	17,349	6.0
Tier I capital (to adjusted total assets)	33,609	9.1	11,123	3.0	18,538	5.0
Tier I capital (to adjusted tangible assets)	33,609	9.1	7,415	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,609	9.1	5,561	1.5	N/A	N/A

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

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of March 31, 2010, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

January 1 – January 31, 2010	---	---	---	52,817

February 1 – February 28, 2010	---	---	---	52,817

March 1 – March 31, 2010	---	---	---	52,817

Total	---	---	---	52,817
_______________________
1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: May 17, 2010	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification