Form 10-Q
period 2010-06-30
LSB FINANCIAL CORP
filed 2010-08-13
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at August 3, 2010
Common Stock, $.01 par value per share	1,553,525 shares

LSB FINANCIAL CORP.

i

PART I      FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and due from banks	$5,648	$8,084
Short-term investments	3,381	4,817
Cash and cash equivalents	9,029	12,901
Available-for-sale securities	11,362	11,345
Loans held for sale	853	3,303
Total loans	336,939	321,597
Less: Allowance for loan losses	(4,240)	(3,737)
Net loans	332,699	317,860
Premises and equipment, net	6,195	6,209
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	6,171	6,071
Interest receivable and other assets	8,274	9,364
Total Assets	$378,580	$371,050

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$300,721	$277,866
Federal Home Loan Bank advances	41,000	57,000
Interest payable and other liabilities	2,366	2,300
Total liabilities	344,087	337,166

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2010 - 1,553,525 shares, 2009 - 1,553,525 shares	15	15
Additional paid-in-capital	10,986	10,985
Retained earnings	23,246	22,646
Accumulated other comprehensive income	246	238
Total shareholders’ equity	34,493	33,884

Total liabilities and shareholders’ equity	$378,580	$371,050

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans	$4,596	$4,910	$9,140	$9,766
Securities
Taxable	59	80	118	126
Tax-exempt	62	66	125	133
Other	4	3	10	6
Total interest and dividend income	4,721	5,059	9,393	10,031
Interest Expense
Deposits	1,261	1,778	2,532	3,593
Borrowings	311	745	763	1,516
Total interest expense	1,572	2,523	3,295	5,109
Net Interest Income	3,149	2,536	6,098	4,922
Provision for Loan Losses	465	389	899	958
Net Interest Income After Provision for Loan Losses	2,684	2,147	5,199	3,964

Non-interest Income
Deposit account service charges and fees	397	370	764	706
Net gains on loan sales	92	451	177	974
Loss on other real estate owned	(228)	(100)	(261)	(66)
Other	283	250	558	494
Total non-interest income	544	971	1,238	2,108

Non-Interest Expense
Salaries and employee benefits	1,349	1,380	2,641	2,732
Net occupancy and equipment expense	326	317	665	670
Computer service	148	147	275	281
Advertising	78	60	134	117
FDIC insurance premiums	164	235	323	368
Other	494	552	935	1,070
Total non-interest expense	2,559	2,691	4,973	5,238

Income Before Income Taxes	669	427	1,464	834
Provision for Income Taxes	212	115	475	220
Net Income	$457	$312	$989	$614
Basic Earnings Per Share	$0.29	$0.20	$0.64	$0.40
Diluted Earnings Per Share	$0.29	$0.20	$0.64	$0.40
Dividends Declared Per Share	$0.125	$0.125	$0.25	$0.25

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2009	$15	$10,983	$22,961	$116	$34,075
Comprehensive income
Net income			614		614
Change in unrealized appreciation on available-for-sale securities, net of taxes				28	28
Total comprehensive income					642
Dividends on common stock, $0.125 per share			(388)		(388)
Share-based compensation expense		2			2
Balance, June 30, 2009	$15	$10,985	$23,187	$144	$34,331

Balance, January 1, 2010	$15	$10,985	$22,646	$238	$33,884
Comprehensive income
Net income			989		989
Change in unrealized appreciation on available-for-sale securities, net of taxes				8	8
Total comprehensive income					997
Dividends on common stock, $0.125 per share			(389)		(389)
Share-based compensation expense		1			1
Balance, June 30, 2010	$15	$10,986	$23,246	$246	$34,493

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Operating Activities
Net income	$989	$614
Items not requiring (providing) cash
Depreciation	218	246
Provision for loan losses	899	958
Amortization of premiums and discounts on securities	21	12
(Gain)loss on sale of other real estate owned	261	66
Gain on sale of loans	(166)	(685)
Loans originated for sale	(9,826)	(47,317)
Proceeds on loans sold	12,442	47,206
Amortization of stock options	1	2
Changes in
Interest receivable and other assets	270	1,485
Interest payable and other liabilities	66	914
Net cash provided by operating activities	5,175	3,501

Investing Activities
Purchases of available-for-sale securities	(971)	(1,877)
Proceeds from maturities of available-for-sale securities	945	1,465
Net change in loans	(15,868)	3,935
Proceeds from sale of other real estate owned	584	1,218
Purchase of premises and equipment	(203)	(168)
Net cash (used in)provided by investing activities	(15,513)	4,573

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	13,523	26,991
Net change in certificates of deposit	9,332	(4,639)
Proceeds from Federal Home Loan Bank advances	16,000	---
Repayment of Federal Home Loan Bank advances	(32,000)	(21,000)
Dividends paid	(389)	(388)
Net cash provided by financing activities	6,466	964

Increase (Decrease) in Cash and Cash Equivalents	(3,872)	9,036
Cash and Cash Equivalents, Beginning of Period	12,901	11,225
Cash and Cash Equivalents, End of Period	$9,029	$20,263

Supplemental Cash Flows Information
Interest paid	$3,362	$5,189
Income taxes paid	720	100

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	11	281
Loans transferred to other real estate owned	317	1,707

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
June 30, 2010

Note 1 – General

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

Note 2 – Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB (“Lafayette Savings”), and Lafayette Savings’ wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc.  All significant intercompany transactions have been eliminated upon consolidation.

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares.  For the three month period in 2009, 12,039 shares related to stock options outstanding were included in the diluted earnings per share calculation as their effect would be dilutive; 21,458 were antidilutive.  For the six month period in 2009, 462 shares related to stock options outstanding were dilutive and 33,035 were antidilutive. For the three and six month periods in 2010, 3,750 shares related to stock options outstanding were dilutive and 33,035 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding	1,553,525	1,553,525	1,553,525	1,553,525
Shares used to compute diluted earnings per share	1,553,538	1,555,084	1,553,525	1,553,525
Earnings per share	$0.29	$0.20	$0.64	$0.40
Diluted earnings per share	$0.29	$0.20	$0.64	$0.40

Note 4 – Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
June 30, 2010:
U.S. Government agencies	$1,046	$19	$	---	1,065
Mortgage-backed securities – government sponsored entities	2,803	181		---	2,984
State and political subdivisions	7,103	210		---	7,313
	$10,952	$410	$	---	$11,362

December 31, 2009:
U.S. Government agencies	$529	$7	$	---	$536
Mortgage-backed securities – government sponsored agencies	3,131	176		---	3,307
State and political subdivisions	7,288	214		---	7,502
	$10,948	$397	$	---	$11,345

The amortized cost and fair value of available-for-sale securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	June 30, 2010
	(in thousands)

Within one year	$1,531	$1,545
One to five years	3,549	3,641
Five to ten years	2,584	2,685
After ten years	485	507
	8,149	8,378

Mortgage-backed securities	2,803	2,984

Totals	$10,952	$11,362

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $3,196 at June 30, 2010 and $3,703 at December 31, 2009.  There were no sales of securities during either period.

Certain investments in debt securities may be reported in the financial statements at an amount less than their historical cost.  None of the investments at June 30, 2010 or December 31, 2009 was reported at less than historical cost.

Note 5 - Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2010	2009

Net unrealized gain on securities available-for-sale	$13	$46
Tax expense	5	18

Other comprehensive income	$8	$28

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
				(in Thousands)
Available-for-sale securities June 30, 2010
U.S. government agencies	$1,065	$	---	$1,065	$	---
Mortgage-backed securities	2,984		---	2,984		---
State and political subdivisions	7,313		---	7,313		---
Totals	11,362		---	11,362		---

Available-for-sale securities December 31, 2009
U.S. government agencies	$536	$	---	$536	$	---
Mortgage-backed securities	3,307		---	3,307		---
State and political subdivisions	7,502		---	7,502		---
Totals	11,345		---	11,345		---

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in Thousands)
Impaired loans June 30, 2010	$2,301	$	---	$	---	$2,301

Impaired loans December 31, 2009	$9,218	$	---	$	---	$9,218

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 (formerly FAS 107) not previously disclosed at June 30, 2010.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in Thousands)
Financial assets
Cash and cash equivalents	$9,029	$9,029	$12,901	$12,901
Available-for-sale securities	11,362	11,362	11,345	11,345
Loans including loans held for sale, net of allowance for loan losses	333,552	348,135	321,163	331,739
Federal Home Loan Bank stock	3,997	3,997	3,997	3,997
Interest receivable	1,625	1,625	1,447	1,447
Financial liabilities
Deposits	300,721	305,533	277,866	281,663
Federal Home Loan Bank advances	41,000	41,748	57,000	57,993
Interest payable	105	105	171	171

Note 7 –Accounting Developments

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures.  Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of the past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendment to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an effect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 3: Fair Value Measurements.  Those new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In June 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets which pertains to securitizations.  ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets.  The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity.  The Company adopted the ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations since the Company does not have any special purpose entities.

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park; and the growth of a new medical corridor spurred by the building of two new hospitals.  The Purdue Research Park has more than 3,700 employees earning an average annual wage of $54,000.  Eleven new life science/high-tech startups were launched in 2009 and two new high tech buildings with 150,000 square feet total space opened in 2009.  With the addition of the two new buildings in May, 2009, the Purdue Research Park of West Lafayette has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state.  However the area is not immune to the effects of the recession.  The Tippecanoe County unemployment rate peaked at 10.6% in July 2009, was at 9.2% in March 2010 and rose to 10.2% in June 2010.  Comparable numbers for June were 10.1%, for Indiana and 9.5% nationally.  Much of the increase of the county rate was due to layoffs at the end of the school session.  Over the last four years, the unemployment rate increased an average of 17% from May to June for this reason.  The increase in 2010 was 15%.  The news from the manufacturing sector is largely positive as Wabash National has added over 500 production staff because of new orders, Caterpillar’s June earnings were up 91% and Subaru is working to increase production by 40% at its Lafayette plant from 100,000 to 140,000 vehicles per year by year end.

Housing values in the Metropolitan Statistical Area (“MSA”) of which Tippecanoe County is a part did not show the huge increases experienced in some parts of the country and consequently have not seen the offsetting decreases after the housing bubble burst.  House prices within our Metropolitan Statistical Area increased by 2.08% over the last five years and although prices were down 1.20% over the last 12 months according to a report from the Office of Federal Housing Enterprise Oversight, they ranked the Lafayette, Indiana MSA in the top 10% in the country.  Tippecanoe County’s population grew slightly in 2009 and this has helped reduce the number of unoccupied houses.

We continue to work with borrowers who have fallen substantially behind on their loans.  The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover probable incurred losses.  The challenge is to get delinquent borrowers back on a workable payment schedule or to get control of their properties through an overburdened court system.  We acquired one property in the second quarter of 2010 through foreclosure and sold twelve properties in the same period.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings.  Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and investments and the cost of funding.  Our net interest income also depends on the shape of the yield curve.  Since January 2007, the Federal Reserve has lowered short-term rates from around 5.0% to almost zero while long-term rates, which had also been near 5.0%, fell to under 3.0%.  Since then, short-term rates have stayed at historically low levels, well under 1.0%, while long-term rates have gradually moved to over 4.0%.  At June 2010 the yield curve remained steep with short-term rates still near zero but long-term rates nearing 4.0%. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step.  In reality, loans—especially those immediately repriceable to prime—fell immediately while deposits generally stayed high due to a demand for liquidity, especially by big banks whose presence in the deposit markets was ubiquitous.  We have started to see deposit rates gradually respond to the lower market rates as banks become less concerned about the loss of liquidity.  Our expectation for 2010 is that deposits rates will gradually increase as the Federal Reserve begins to respond to inflation concerns by raising rates. Overall loan rates are expected to gradually rise.

Rate changes can be expected to have an impact on interest income.  Because the government is expected to discontinue some programs designed to help with the housing crisis, we expect to see higher market rates. Rising rates generally increase borrower preference for adjustable rate products which we typically keep in our portfolio, and existing adjustable rate loans can be expected to reprice to higher rates which could be expected to have a positive impact on our interest income. With fewer fixed rate loans we would expect to sell fewer loans on the secondary market. Although new loans put on the books early in 2010 were at comparatively low rates we expect higher rates later in the year will result in an increase in the average rate of new loans.

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

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Company, will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time.  The Company’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Company.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

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

Homogenous smaller balance loans, such as consumer installment and mortgage loans secured by various property types are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

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

Financial Condition

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Our total assets increased $7.5 million, or 2.03%, during the six months from December 31, 2009 to June 30, 2010.  Primary components of this increase were a $14.8 million increase in net loans receivable including loans held for sale offset by a $3.9 million decrease in cash and short-term investments and by a $1.1 million decrease in other assets.  Management attributes the increase in loans to an increase in residential mortgage loan activity due to the ongoing interest of residential borrowers in refinancing their mortgages, and the response to the tax credit for first time borrowers.  As a Thrift, we are required to hold a certain percentage of our assets in residential mortgages and we made a conscious decision to hold many of these mortgages to stay above that threshold.  A $22.9 million increase in deposits was generally due to a decision by bank customers to move funds to the safety of a bank offering FDIC deposit insurance coverage rather than leave them in more risky investments, as well as the increased security offered by the Company’s participation in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  The Company’s participation in the TLGP allows non-interest-bearing transaction accounts to receive unlimited insurance coverage until December 31, 2010 (recently extended from June 30, 2010).  The increased deposits were used to repay $16.0 million of maturing Federal Home Loan Bank advances.  We reduced Federal Home Loan Bank advances from $57.0 million at December 31, 2009 to $41.0 million at June 30, 2010.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, increased from $14.5 million at December 31, 2009 to $15.8 million at June 30, 2010, down from $18.9 million at March 31, 2010.  Non-performing loans totaled $14.6 million at June 30, 2010 and consisted of $6.7 million, or 45.67%, of one- to four-family or multi-family residential real estate loans, $7.7 million, or 52.73%, of loans on land or commercial property, $234,000, or 1.60%, of commercial business loans, and a $2,000 consumer loan.  Non-performing assets also include $1.2 million in foreclosed assets.  At June 30, 2010, our allowance for loan losses equaled 1.27% of total loans (including loans held for sale) compared to 1.16% at December 31, 2009.  The allowance for loan losses at June 30, 2010 totaled 26.78% of non-performing assets compared to 25.78% at December 31, 2009, and 29.00% of non-performing loans at June 30, 2010 compared to 29.65% at December 31, 2009.  Our non-performing assets equaled 4.18% of total assets at June 30, 2010 compared to 3.91% at December 31, 2009.  Non-performing loans totaling $403,000 were charged off in the six months of 2010, offset by $7,000 of recoveries.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties.  The five properties acquired in the first six months of 2010 were acquired through foreclosure resulting in $58,000 charged against loan loss reserves to reduce the carrying value of the property to the estimated realizable value.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $33.9 million at December 31, 2009 to $34.5 million at June 30, 2010, an increase of $609,000, or 1.80%, primarily as a result of net income of $989,000, partially offset by our payment of $389,000 of dividends on common stock.  Shareholders’ equity to total assets was 9.11% at June 30, 2010 compared to 9.13% at December 31, 2009.

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

	Three months ended June 30, 2010				Three months ended June 30, 2009
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$328,335		$4,596	5.60%	$324,704		4,910	6.05%
Other investments	19,323		125	2.59	36,657		149	1.61
Total interest-earning assets	347,658		4,721	5.43	361,361		5,059	5.60

Interest-Earning Liabilities
Savings deposits	$26,091		32	0.49	$26,728		69	1.03
Demand and NOW deposits	96,468		153	0.63	72,097		142	0.79
Time deposits	176,550		1,076	2.44	178,522		1,567	3.51
Borrowings	41,000		311	3.03	66,000		745	4.52
Total interest-bearing liabilities	340,109		1,572	1.85	343,348		2,523	2.94

Net interest income			$3,149				$2,536
Net interest rate spread				3.58%				2.66%
Net earning assets	$7,549				$18,013
Net yield on average interest-earning assets				3.62%				2.81%
Average interest-earning assets to average interest-bearing liabilities	1.02	x			1.05	x

(1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Six months ended June 30, 2010				Six months ended June 30, 2009
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$324,549		$9,140	5.63%	$324,391		9,766	6.02%
Other investments	20,021		253	2.53	35,072		266	1.52
Total interest-earning assets	344,570		9,393	5.45	359,463		10,032	5.58

Interest-Earning Liabilities
Savings deposits	$25,954		71	0.55	$25,309		130	1.03
Demand and NOW deposits	92,276		293	0.64	67,764		254	0.75
Time deposits	174,775		2,168	2.48	180,548		3,209	3.55
Borrowings	46,500		763	3.28	68,750		1,516	4.41
Total interest-bearing liabilities	339,504		3,295	1.94	342,371		5,109	2.98

Net interest income			$6,098				$4,923
Net interest rate spread				3.51%				2.60%
Net earning assets	$5,066				$18,013
Net yield on average interest-earning assets				3.54%				2.74%
Average interest-earning assets to average interest-bearing liabilities	1.01	x			1.05	x

(1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter ended June 30, 2010 and June 30, 2009

General.  Net income for the six months ended June 30, 2010 was $989,000, an increase of $375,000, or 61.07%, over the six months ended June 30, 2009.  The increase was primarily due to a $1.2 million, or 23.89% increase in net interest income, a $265,000 decrease in noninterest expenses and a $59,000 decrease in the provision for loan losses, partially offset by an $870,000 decrease in non-interest income caused by a decrease in the gain on sale of mortgage loans and increased losses on the sale and revaluation of other real estate owned (“OREO”) properties.

Net income for the quarter ended June 30, 2010 was $457,000, an increase of $145,000, or 46.47%, over the comparable quarter in 2009.  The increase for the three month period was primarily due to a $613,000, or 24.17%, increase in net interest income and a $132,000 decrease in noninterest expenses partially offset by a $76,000 increase in the provision for loan losses, a $427,000 decrease in non-interest income caused by a decrease in the gain on sale of mortgage loans and increased losses on the sale and revaluation of OREO properties.

Net Interest Income.  Net interest income for the six months ended June 30, 2010 increased $1.2 million, or 23.89%, over the same period in 2009.  This increase was due to an 80 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 2.74% for the six months ended June 30, 2009 to 3.54% for the six months ended June 30, 2010 partly offset by a $14.9 million decrease in average net interest-earning assets.  The increase in net interest margin is primarily due to the 104 basis point decrease in the average rate on interest-bearing liabilities from 2.98% for the six months ended June 30, 2009 to 1.94% for the six months ended June 30, 2010. The average rate on interest-earning assets decreased 13 basis points from 5.58% to 5.45% for the same respective periods.

Interest income on loans decreased $626,000, or 6.41%, for the six months ended June 30, 2010 compared to the same six months in 2009.  The average rate on loans fell from 6.02% to 5.63% partly due to the aggressive rate cuts by the Federal Reserve starting in 2007 which left the prime rate at 3.25% at June 30, 2010.  The average balance of loans remained virtually constant over this period.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $12,000, or 4.53%, for the six months ended June 30, 2010 compared to the same period in 2009.  This was the result of a 101 basis point increase in the average yield on other investments and Federal Home Loan Bank stock offset by a $15.1 million decrease in average balances.  Much of the decrease in average balances was due to the Bank using the low-rate, short-term investments to fund withdrawal of brokered deposits and reduce the level of Federal Home Loan Bank advances.

Interest expense for the six months ended June 30, 2010 decreased $1.8 million, or 35.51%, over the same period in 2009 due to a $1.1 million decrease in interest on deposits and a $753,000 decrease in interest expense on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on time deposits from 2.63% for the first six months of 2009 to 1.73% for the first six months of 2010 partially offset by a $19.4 million increase in average deposits.  The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 4.41% for the first six months of 2009 to 3.28% for the first six months of 2010 and a $22.3 million decrease in average balances. The lower rates were generally due to the lower interest rates in the economy.

Net interest income for the three months ended June 30, 2010 increased $613,000, or 24.17%, over the same period in 2009 due to an 81 basis point increase in our net interest margin.  Interest income on loans decreased $314,000 for the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease in the average yield on loans from 6.05% for the second quarter of 2009 to 5.60% for the second quarter of 2010.  Average outstanding balances increased by $3.6 million over this period.  Interest income on other investments and Federal Home Loan Bank stock decreased $24,000 for the second quarter of 2010 compared to the second quarter of 2009 due to a $17.3 million decrease in average balances offset by a 98 basis point increase in the average yield on other investments and Federal Home Loan Bank stock from 1.61% for the second quarter of 2009 to 2.59% over the same period in 2010.  Interest expense decreased $951,000, or 37.69%, for the second quarter of 2010 from the same period in 2009 primarily due to a 109 basis point decrease in the average rate paid on interest-earning liabilities from 2.94% for the second quarter of 2009 to 1.85% for the same period in 2010 and by a $3.2 million decrease in average interest-bearing liabilities for the same periods.

Provision for Loan Losses.   The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	06/30/10	12/31/09	06/30/09
	(in Thousands)

Loans delinquent 30-59 days	$771	$677	$599
Loans delinquent 60-89 days	2,004	3,169	2,141
Total delinquencies under 90 days	2,775	3,846	2,740

Accruing loans past due 90 days	0	0	1,147
Non-accruing loans	14,621	12,554	9,687
Total non-performing loans	14,621	12,554	10,834
OREO	1,210	1,892	1,471
Total non-performing assets	$15,831	$14,446	$12,305

The accrual of interest income is discontinued when a loan becomes 90 days and three payments past due.  Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and in the process of collection.  Troubled debt restructurings that were non-performing at the time of their restructure are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure.

The increase in non-performing loans at June 30, 2010 compared to December 31, 2009 was primarily due to the addition of four loans to a single borrower which had been paying as agreed but had been placed in a receivership because of the actions of another bank holding subordinate mortgages.  Payments are still being made as agreed but we have been precluded from applying them by the court.   In addition, between December 31, 2009 and June 30, 2010, $317,000 of properties were added to OREO and $999,000 were sold or written off.

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

At June 30, 2010 our largest areas of concern were loans on one- to four-family non-owner occupied rental properties, non-residential properties and, to a lesser extent land development loans.  Loans totaling $7.4 million on one- to four-family rental properties, $3.9 million on non-residential properties and $3.5 million on land development were past due more than 30 days at June 30, 2010.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  The non-residential properties are typically smaller loans averaging about $343,000 and the borrowers are typically seeing decreased business because of the economy.  Land loans are of some concern as absorption rates are slower than anticipated on development loans, although sales have improved lately.

We recorded a $465,000 provision for loan losses for the three months ended June 30, 2010 and $899,000 year-to-date as a result of our analyses of our current loan portfolios, compared to $389,000 and $958,000 during the same periods in 2009.  The provisions were necessary to maintain the allowance for loan losses at a level considered adequate to absorb probable incurred losses in the loan portfolio.  During the first six months of 2010, we charged $403,000 against loan loss reserves on four loans either written off or taken into other real estate owned.  We expect to obtain possession of more properties in 2010 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $4.2 million allowance for loan losses was considered adequate to cover probable incurred losses based on our evaluation and our loan mix.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $9.6 million of mortgage loans that are not one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers and none of these loans is delinquent.  We also have $8.2 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  Of these loans, $344,000 are currently over 30 days past due.  Our total high loan-to-value loans at June 30, 2010 were at 47% of capital, well under regulatory guidelines of 100% of capital.  We have $16.3 million of Home Equity Lines of Credit of which two loans totaling $32,000 were delinquent more than 30 days at June 30, 2010.

An analysis of the allowance for loan losses for the six months ended June 30, 2010 and 2009 follows:

	Six months ended June 30,
	2010	2009
	(Dollars in Thousands)

Balance at January 1	$3,737	$3,697
Loans charged off	(403)	(583)
Recoveries	7	13
Provision	899	958
Balance at June 30	$4,240	$4,085

At June 30, 2010, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $15.8 million compared to $14.5 million at December 31, 2009.  In addition to our non-performing assets, we identified $3.2 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At June 30, 2010, we believe that our allowance for loan losses was adequate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.27% of net loans receivable and 29.00% of non-performing loans at June 30, 2010 compared to 1.16% and 29.65% at December 31, 2009, respectively.  Our nonperforming assets equaled 4.18% of total assets at June 30, 2010 compared to 3.91% at December 31, 2009.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2010 decreased by $870,000, or 41.27%, compared to the same period in 2009.  This was primarily due to a $797,000 decrease in the gain on the sale of mortgage loans due to the increase in mortgage loan rates that resulted in fewer borrowers refinancing their mortgages and because we elected to keep more of the residential mortgages in our portfolio to stay in compliance with the Qualified Thrift Lender test which requires that we keep a certain percentage of our loans in residential products.  We completed sales of $12.3 million of loans in the first six months of 2010 compared to $47.2 million in the first six months of 2009.  We also recorded increased losses on the sale or writedown of OREO properties of $195,000 as we either sold properties at a loss or reduced the carrying value to reflect new valuations.  These decreases were offset by a $58,000 increase in fees on deposit accounts due to an increase in the number of fees charged and a $64,000 increase in other income primarily due to a reduction in the amortization of mortgage servicing rights.

Non-interest income for the second quarter of 2010 decreased by $427,000 compared to the same period in 2009 due to a $360,000 decrease in the gain on the sale of mortgage loans and a $127,000 increase in the loss of sale of OREO properties, offset by a $27,000 increase in fees on deposit accounts and a $33,000 increase in other income for the same reasons stated above for the six month periods.

Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2010 decreased $265,000 compared to the same period in 2009 due to a $91,000 decrease in salaries due to the decrease in loan origination activity by commission-based loan originators and a $135,000 decrease in the cost of maintaining OREO and foreclosed properties primarily due to a decrease in the number of foreclosed properties, and a $45,000 decrease in FDIC insurance premiums.

Non-interest expense for the second quarter of 2010 decreased by $132,000 over the same period in 2009, due largely to the factors mentioned above including a $31,000 decrease in salaries, a $58,000 decrease in other primarily OREO and foreclosed property related expenses and a $71,000 decrease in FDIC insurance premiums.

Income Tax Expense.   Our income tax provision increased by $255,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, and by $97,000 for the quarter ended June 30, 2010 compared to June 30, 2009 due primarily to increased pre-tax income.

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

Our liquidity ratios at June 30, 2010 and December 31, 2009 were 5.36% and 7.16%, respectively, compared to a regulatory liquidity base, and 4.49% and 5.94% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At June 30, 2010, we had outstanding commitments to originate loans and available lines of credit totaling $33.7 million and commitments to provide funds to complete current construction projects in the amount of $2.9 million. We had outstanding commitments to sell $162,000 of residential loans.  Certificates of deposit which will mature in one year or less totaled $106.0 million at June 30, 2010.  Included in that number are $9.2 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $27.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $34.5 million at June 30, 2010 compared to $33.9 million at December 31, 2009, an increase of $609,000, or 1.80%, due primarily to net income of $989,000, partially offset by our payment of dividends on common stock.  Shareholders’ equity to total assets was 9.11% at June 30, 2010 compared to 9.13% at December 31, 2009.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of June 30, 2010 and December 31, 2009, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at June 30, 2010 and December 31, 2009 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$37,875	13.0%	$23,230	8.0%	$29,038	10.0%
Tier I capital (to risk-weighted assets)	34,299	11.8	11,615	4.0	17,423	6.0
Tier I capital (to adjusted total assets)	34,299	9.1	11,348	3.0	18,913	5.0
Tier I capital (to adjusted tangible assets)	34,299	9.1	7,565	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,299	9.1	5,674	1.5	N/A	N/A

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$37,223	12.9%	$23,132	8.0%	$28,915	10.0%
Tier I capital (to risk-weighted assets)	33,609	11.6	11,566	4.0	17,349	6.0
Tier I capital (to adjusted total assets)	33,609	9.1	11,123	3.0	18,538	5.0
Tier I capital (to adjusted tangible assets)	33,609	9.1	7,415	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,609	9.1	5,561	1.5	N/A	N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of June 30, 2010, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

April 1 – April 30, 2010	---	---	---	52,817

May 1 – May 31, 2010	---	---	---	52,817

June 1 – June 30, 2010	---	---	---	52,817

Total	---	---	---	52,817

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

LSB FINANCIAL CORP.
(Registrant)

Date: August 13, 2010	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification