Form 10-Q
period 2010-09-30
LSB FINANCIAL CORP
filed 2010-11-15
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at November 3, 2010
Common Stock, $.01 par value per share	1,553,525 shares

LSB FINANCIAL CORP.

i

PART I                FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and due from banks	$11,069	$8,084
Short-term investments	4,943	4,817
Cash and cash equivalents	16,012	12,901
Available-for-sale securities	11,560	11,345
Loans held for sale	4,114	3,303
Total loans	333,168	321,597
Less: Allowance for loan losses	(4,832)	(3,737)
Net loans	328,336	317,860
Premises and equipment, net	6,152	6,209
Federal Home Loan Bank stock, at cost	3,997	3,997
Bank owned life insurance	6,219	6,071
Interest receivable and other assets	8,346	9,364
Total Assets	$384,736	$371,050

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$321,289	$277,866
Federal Home Loan Bank advances	25,500	57,000
Interest payable and other liabilities	2,869	2,300
Total liabilities	349,658	337,166

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2010 - 1,553,525 shares, 2009 - 1,553,525 shares	15	15
Additional paid-in-capital	10,987	10,985
Retained earnings	23,772	22,646
Accumulated other comprehensive income	304	238
Total shareholders’ equity	35,078	33,884

Total liabilities and shareholders’ equity	$384,736	$371,050

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans	$4,760	$4,719	$13,900	$14,485
Securities
Taxable	54	88	172	214
Tax-exempt	58	64	182	198
Other	4	3	14	8
Total interest and dividend income	4,876	4,874	14,268	14,905
Interest Expense
Deposits	1,256	1,659	3,788	5,252
Borrowings	233	603	996	2,119
Total interest expense	1,489	2,262	4,784	7,371
Net Interest Income	3,387	2,612	9,484	7,534
Provision for Loan Losses	910	865	1,809	1,823
Net Interest Income After Provision for Loan Losses	2,477	1,747	7,675	5,711

Non-interest Income
Deposit account service charges and fees	393	387	1,157	1,093
Net gains on loan sales	366	167	542	1,141
Loss on other real estate owned	(189)	(40)	(449)	(106)
Other	248	285	806	778
Total non-interest income	818	799	2,056	2,906

Non-Interest Expense
Salaries and employee benefits	1,372	1,245	4,013	3,977
Net occupancy and equipment expense	321	325	986	994
Computer service	147	143	421	424
Advertising	68	81	203	198
FDIC insurance premiums	171	256	494	624
Other	428	539	1,362	1,609
Total non-interest expense	2,507	2,589	7,479	7,826

Income (Loss) Before Income Taxes	788	(43)	2,252	791
Provision for Income Taxes (Credits)	262	(67)	737	152
Net Income	$526	$24	$1,515	$639
Basic Earnings Per Share	$0.34	$0.02	$0.98	$0.41
Diluted Earnings Per Share	$0.34	$0.02	$0.98	$0.41

Dividends Declared Per Share	$0.00	$0.125	$0.25	$0.375

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2009	$15	$10,983	$22,961	$116	$34,075
Comprehensive income
Net income			639		639
Change in unrealized appreciation on available-for-sale securities, net of taxes				150	150
Total comprehensive income					789
Dividends on common stock, $0.375 per share			(581)		(581)
Share-based compensation expense		2			2
Balance, September 30, 2009	$15	$10,985	$23,019	$266	$34,285

Balance, January 1, 2010	$15	$10,985	$22,646	$238	$33,884
Comprehensive income
Net income			1,515		1,515
Change in unrealized appreciation on available-for-sale securities, net of taxes				66	66
Total comprehensive income					1,581
Dividends on common stock, $0.25 per share			(389)		(389)
Share-based compensation expense		2			2
Balance, September 30, 2010	$15	$10,987	$23,772	$304	$35,078

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating Activities
Net income	$1,515	$639
Items not requiring (providing) cash
Depreciation	324	360
Provision for loan losses	1,809	1,823
Amortization of premiums and discounts on securities	34	31
Loss on sale of other real estate owned	449	106
Gain on sale of loans	(542)	(1,141)
Loans originated for sale	(24,206)	(57,374)
Proceeds on loans sold	23,937	58,455
Amortization of stock options	2	2
Changes in
Interest receivable and other assets	2	436
Interest payable and other liabilities	569	1,027
Net cash provided by operating activities	3,894	4,364

Investing Activities
Purchases of available-for-sale securities	(2,021)	(2,894)
Proceeds from maturities of available-for-sale securities	1,881	1,724
Net change in loans	(12,579)	2,923
Proceeds from sale of other real estate owned	669	1,771
Purchase of premises and equipment	(267)	(188)
Net cash (used in)provided by investing activities	(12,317)	3,336

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	37,284	18,332
Net change in certificates of deposit	6,139	(8,434)
Proceeds from Federal Home Loan Bank advances	16,000	9,000
Repayment of Federal Home Loan Bank advances	(47,500)	(29,500)
Dividends paid	(389)	(581)
Net cash provided by (used in) financing activities	11,534	(11,183)

Increase (Decrease) in Cash and Cash Equivalents	3,111	(3,483)
Cash and Cash Equivalents, Beginning of Period	12,901	11,225
Cash and Cash Equivalents, End of Period	$16,012	$7,742

Supplemental Cash Flows Information
Interest paid	$4,851	$7,506
Income taxes paid	1,090	271

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	75	339
Loans transferred to other real estate owned	582	2,208

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
September 30, 2010

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission.  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares.  For the three and nine month periods in 2009, 462 shares related to stock options outstanding were included in the diluted earnings per share calculation as their effect would be dilutive; 33,035 were antidilutive.  For the three and nine month periods in 2010, 3,750 shares related to stock options outstanding were dilutive and 33,035 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Weighted average shares outstanding	1,553,525	1,553,525	1,553,525	1,553,525
Stock options	0	61	0	73
Shares used to compute diluted earnings per share	1,553,525	1,555,586	1,553,525	1,553,598
Earnings per share	$0.34	$0.02	$0.98	$0.41
Diluted earnings per share	$0.34	$0.02	$0.98	$0.41

Note 4 – Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
September 30, 2010:
U.S. Government agencies	$2,090	$30	$	---	$2,120
Mortgage-backed securities – government sponsored entities	2,627	167		---	2,794
State and political subdivisions	6,337	309		---	6,646
	$11,054	$506	$	---	$11,560

December 31, 2009:
U.S. Government agencies	$529	$7	$	---	$536
Mortgage-backed securities – government sponsored agencies	3,131	176		---	3,307
State and political subdivisions	7,288	214		---	7,502
	$10,948	$397	$	---	$11,345

The amortized cost and fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	September 30, 2010
	(in thousands)

Within one year	$768	$775
One to five years	4,591	4,707
Five to ten years	2,583	2,780
After ten years	485	504
	8,427	8,766

Mortgage-backed securities	2,627	2,794

Totals	$11,054	$11,560

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $3.0 million at September 30, 2010 and $3.7 million at December 31, 2009.  There were no sales of securities during either period.

Certain investments in debt securities may be reported in the financial statements at an amount less than their historical cost.  None of the investments at September 30, 2010 or December 31, 2009 was reported at less than historical cost.

Note 5 - Loans and Allowance for Loan Losses

Categories of loans include:

	September 30, 2010	December 31, 2009
Real Estate
One-to-four family residential	$126,792	$120,199
Multi-family residential	54,344	52,790
Commercial real estate	97,700	90,571
Construction and land development	21,782	30,194
Commercial	16,934	16,638
Consumer and other	1,249	1,321
Home equity lines of credit	16,388	14,698
Total loans	335,190	326,411
Less
Net deferred loan fees, premiums and discounts	(514)	(431)
Undisbursed portion of loans	(1,508)	(4,383)
Allowance for loan losses	(4,832)	(3,737)
Net loans	$328,336	$325,297

Activity in the allowance for loan losses was as follows:

	2010	2009

Balance, beginning of year	$3,737	$3,697
Provision charged to expense	1,809	3,197
Losses charged off, net of recoveries of $109 for 2010 and $28 for 2009	(714)	(3,157)

Balance, end of year	$4,832	$3,737

Loans to related parties at December 31, 2009 totaled $2,097 reduced by paydowns of $1,192 and increased by new debt of $1,161.  Loans to related parties at September 30, 2010 totaled $2,066.

Impaired loans totaled $11,555 and $10,954 at September 30, 2010 and December 31, 2009, respectively. An allowance for loan losses of $1.3 million and $305 relates to impaired loans of $12,145 and $11,555 at September 30, 2010 and December 31, 2009, respectively.

Interest of $288 and $653 was recognized on average impaired loans of $12,705 and $8,403 for the first nine months of 2010 and the twelve months of 2009, respectively. Interest of $156 and $373 was recognized on impaired loans on a cash basis during the same periods, respectively.

Note 6 - Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	September 30,
	2010	2009
	(in Thousands)

Net unrealized gain on securities available-for-sale	$109	$250
Tax expense	43	100

Other comprehensive income	$66	$150

Note 7 - Disclosures About Fair Value of Assets and Liabilities

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
				(in Thousands)
Available-for-sale securities
September 30, 2010
U.S. government agencies	$2,120	$	---	$2,120	$	---
Mortgage-backed securities	2,794		---	2,794		---
State and political subdivisions	6,646		---	6,646		---
Totals	11,560		---	11,560		---

Available-for-sale securities
December 31, 2009
U.S. government agencies	$536	$	---	$536	$	---
Mortgage-backed securities	3,307		---	3,307		---
State and political subdivisions	7,502		---	7,502		---
Totals	11,345		---	11,345		---

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in Thousands)
Impaired loans September 30, 2010	$1,048	$	---	$	---	$1,048

Impaired loans December 31, 2009	$9,218	$	---	$	---	$9,218

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 (formerly FAS 107) not previously disclosed at September 30, 2010.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in Thousands)
Financial assets
Cash and cash equivalents	$16,012	$16,012	$12,901	$12,901
Available-for-sale securities	11,560	11,560	11,345	11,345
Loans including loans held for sale, net of allowance for loan losses	332,450	347,264	321,163	331,739
Federal Home Loan Bank stock	3,997	3,997	3,997	3,997
Interest receivable	1,914	1,914	1,447	1,447
Financial liabilities
Deposits	321,289	327,366	277,866	281,663
Federal Home Loan Bank advances	25,500	26,243	57,000	57,993
Interest payable	109	109	171	171

Note 8 –Accounting Developments

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures.  Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of the past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 3: Fair Value Measurements.  Those new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU.

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park, and the growth of a new medical corridor spurred by the building of two new hospitals.  The area wasn’t immune to the effects of the recession but there are signs of recovery.  Based on a mid-year report from Greater Lafayette Commerce, “Greater Lafayette is feeling renewed economic vigor at mid-year 2010. Among the markers: manufacturing employment is slowly returning to pre-recession levels, healthcare facility growth is continuing at a record pace, Purdue University continues an aggressive construction agenda, and $430.6M in capital investments were announced and/or made already in 2010 (exceeding 2009’s full-year total by nearly $90M).”  Wabash National, the area’s second largest industrial employer earlier this year announced a contract to make 3,100 trailers over the next 12 months and has since announced an order for an additional 4,000.  An article in Bloomburg Businessweek stated, “The semi-truck trailer manufacturer is the No. 2 performer in the Russell 2000 index in 2010, after a near-bankruptcy in 2009… It has been an especially good year for investors in Wabash National Corp. (WNC), the second-best-performing stock in the Russell 2000 index of small-cap stocks in 2010. Year to date through Aug. 18, the stock has almost quadrupled, vs. the index's return of 0.42 percent.”  Subaru, the area’s largest industrial employer announced record sales for September.  From PR Newswire, “Subaru sold 21,432 units in September 2010 versus 14,593 units in September 2009, resulting in a 47-percent gain year-over-year. Year-to-date sales of 193,614 units in 2010 versus 158,421 units sold in 2009, resulting in a 22-percent gain compared with the same period last year.”  Non-manufacturing sectors of the economy are also showing improvement.  In the education sector, Purdue’s West Lafayette 2010 enrollment is up slightly from last year and Ivy Tech’s 2010 enrollment set a record this year.

Despite the continued sales of foreclosed properties and distressed housing, the data shows that Tippecanoe County is faring reasonably well with home sales year-to-date at 1,176, the same as last year, and with the median price down 1.2% - all indications of a stabilizing market.  The Tippecanoe County unemployment rate spiked in July as it typically does because of the huge education sector, but has fallen each month since.  The July unemployment rate was 10.2% and September was 8.5%.

We continue to work with borrowers who have fallen substantially behind on their loans.  The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover probable incurred losses.  The challenge is to get delinquent borrowers back on a workable payment schedule or to get control of their properties through an overburdened court system.  We acquired one property in the third quarter of 2010 through foreclosure and sold six properties in the same period.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings.  Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and investments and the cost of funding.  Our net interest income also depends on the shape of the yield curve.  Since January 2007, the Federal Reserve has lowered short-term rates from around 5.0% to almost zero while long-term rates, which had also been near 5.0%, fell to under 3.0%.  Since then, the yield curve has remained steep with short-term rates still near zero but long-term rates nearing 4.0%. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step.  In reality, loans—especially those immediately repriceable to prime—fell immediately while deposits generally stayed high due to a demand for liquidity, especially by big banks whose presence in the deposit markets was ubiquitous.  We have started to see deposit rates gradually respond to the lower market rates as banks become less concerned about the loss of liquidity.  Our expectation for 2010 is that deposits rates will gradually increase as the Federal Reserve begins to respond to inflation concerns by raising rates. Overall loan rates are expected to gradually rise.

Rate changes can be expected to have an impact on interest income.  Rising rates generally increase borrower preference for adjustable rate products which we typically keep in our portfolio, and existing adjustable rate loans can be expected to reprice to higher rates which could be expected to have a positive impact on our interest income. Lower rates increase borrower preference for fixed rate mortgages which we typically sell on the secondary market.  With mortgage loans at historically low levels we would expect to make and sell an increased number of loans on the secondary market.

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

Financial Condition

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Our total assets increased $13.7 million, or 3.68%, during the nine months from December 31, 2009 to September 30, 2010.  Primary components of this increase were an $11.3 million increase in net loans receivable including loans held for sale and a $3.1 million increase in cash and short-term investments offset by a $1.0 million decrease in other assets.  Management attributes the increase in loans to an increase in residential mortgage loan activity due to the ongoing interest of residential borrowers in refinancing their mortgages in response to continuing low interest rates.  Many of these loans are sold on the secondary market, but as a Thrift we are required to hold a certain percentage of our assets in residential mortgages and we increased our residential mortgage portfolio to meet that requirement.  Net loans for the last quarter were down slightly.  A $43.4 million increase in deposits was generally due to an increase in public funds and customer deposits as bank customers chose the safety of a bank offering FDIC deposit insurance coverage rather than leave them in more risky investments, as well as the increased security offered by the Company’s participation in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  The Company’s participation in the TLGP allows non-interest-bearing transaction accounts to receive unlimited insurance coverage until December 31, 2010 (recently extended from June 30, 2010).  The increased deposits were used to repay $31.5 million of maturing Federal Home Loan Bank advances.  We reduced Federal Home Loan Bank advances from $57.0 million at December 31, 2009 to $25.5 million at September 30, 2010.

Non-performing assets, which include non-accruing loans and foreclosed assets, increased from $14.5 million at December 31, 2009 to $15.8 million at September 30, 2010, down from $18.9 million at March 31, 2010.  Non-performing loans totaled $14.7 million at September 30, 2010 and consisted of $7.4 million, or 50.44%, of one- to four-family or multi-family residential real estate loans, $7.1 million, or 47.95%, of loans on land or commercial property, $230,000, or 1.57%, of commercial business loans, and $6,000 of consumer loans.  Non-performing assets also include $1.1 million in foreclosed assets.  At September 30, 2010, our allowance for loan losses equaled 1.47% of total loans compared to 1.16% at December 31, 2009.  The allowance for loan losses at September 30, 2010 totaled 30.63% of non-performing assets compared to 25.78% at December 31, 2009, and 32.86% of non-performing loans at September 30, 2010 compared to 29.65% at December 31, 2009.  Our non-performing assets equaled 4.10% of total assets at September 30, 2010 compared to 3.91% at December 31, 2009.  Non-performing loans totaling $823,000 were charged off in the nine months of 2010, offset by $109,000 of recoveries.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties.  The six properties acquired in the first nine months of 2010 were acquired through foreclosure. $104,000 was charged against loan loss reserves based on new information received to reduce the carrying value of the property to the estimated realizable value.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.  Effective August 31, 2010, the Bank entered into a Supervisory Agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (“OTS”) requiring the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses.  Upon notification from the OTS that it is acceptable, the Bank will implement the revised policy.  The Supervisory Agreement does not require an additional provision for loan loss reserves.

Shareholders’ equity increased from $33.9 million at December 31, 2009 to $35.1 million at September 30, 2010, an increase of $1.2 million, or 3.52%, primarily as a result of net income of $1.5 million partially offset by our payment of $389,000 of dividends on common stock.  Shareholders’ equity to total assets was 9.12% at September 30, 2010 compared to 9.13% at December 31, 2009.

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

	Three months ended September 30, 2010				Three months ended September 30, 2009
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$333,687		$4,760	5.71%	$319,755		4,719	5.90%
Other investments	20,128		116	2.31	26,920		155	2.30
Total interest-earning assets	353,815		4,876	5.51	346,674		4,874	5.62

Interest-Earning Liabilities
Savings deposits	$26,629		22	0.33	$26,171		61	0.93
Demand and NOW deposits	116,812		185	0.63	75,396		141	0.75
Time deposits	176,407		1,049	2.38	174,559		1,457	3.34
Borrowings	27,167		233	3.43	56,000		603	4.31
Total interest-bearing liabilities	347,015		1,489	1.72	332,127		2,262	2.72

Net interest income			$3,387				$2,612
Net interest rate spread				3.80%				2.90%
Net earning assets	$6,800				$14,547
Net yield on average interest-earning assets				3.83%				3.01%
Average interest-earning assets to average interest-bearing liabilities	1.02	x			1.04	x
_________________
(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Nine months ended September 30, 2010				Nine months ended September 30, 2009
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$327,650		$13,900	5.66%	$322,845		14,485	5.98%
Other investments	20,057		368	2.45	32,355		420	1.73
Total interest-earning assets	347,707		14,268	5.47	355,200		14,905	5.59

Interest-Earning Liabilities
Savings deposits	$26,179		93	0.47	$25,596		191	0.99
Demand and NOW deposits	100,462		478	0.63	70,308		395	0.75
Time deposits	175,319		3,217	2.45	178,552		4,666	3.48
Borrowings	40,056		996	3.32	64,500		2,119	4.38
Total interest-bearing liabilities	342,016		4,784	1.87	338,956		7,371	2.90

Net interest income			$9,484				$7,535
Net interest rate spread				3.61%				2.69%
Net earning assets	$5,691				$16,244
Net yield on average interest-earning assets				3.64%				2.83%
Average interest-earning assets to average interest-bearing liabilities	1.02	x			1.05	x
_________________
(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter ended September 30, 2010 and September 30, 2009

General.  Net income for the nine months ended September 30, 2010 was $1.5 million, an increase of $876,000, or 137.09%, over the nine months ended September 30, 2009.  The increase was primarily due to a $2.0 million, or 25.88% increase in net interest income, a $347,000 decrease in non-interest expenses and a $14,000 decrease in the provision for loan losses, partially offset by an $850,000 decrease in non-interest income caused by a decrease in the gain on sale of mortgage loans and increased losses on the sale and revaluation of other real estate owned (“OREO”) properties.

Net income for the quarter ended September 30, 2010 was $526,000, an increase of $502,000 over the $24,000 in net income in the comparable quarter in 2009.  The increase for the three month period was primarily due to a $775,000, or 29.67%, increase in net interest income, an $82,000 decrease in non-interest expenses and a $19,000 increase in non-interest income partially offset by a $45,000 increase in the provision for loan losses.

Net Interest Income.  Net interest income for the nine months ended September 30, 2010 increased $2.0 million, or 25.88%, over the same period in 2009.  This increase was due to an 81 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 2.83% for the nine months ended September 30, 2009 to 3.64% for the nine months ended September 30, 2010 partly offset by a $10.6 million decrease in average net interest-earning assets.  The increase in net interest margin is primarily due to the 103 basis point decrease in the average rate on interest-bearing liabilities from 2.90% for the nine months ended September 30, 2009 to 1.87% for the nine months ended September 30, 2010. The average rate on interest-earning assets decreased 12 basis points from 5.59% to 5.47% for the same respective periods.

Interest income on loans decreased $585,000, or 4.04%, for the nine months ended September 30, 2010 compared to the same nine months in 2009.  The average rate on loans fell from 5.98% to 5.66% partly due to the aggressive rate cuts by the Federal Reserve starting in 2007 which left the prime rate at 3.25% at September 30, 2010, lowered the three-year Treasury rate from 4.06% to 0.74% and the thirty-year Treasury rate from 4.79% to 3.77% over this same period.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $52,000, or 12.38%, for the nine months ended September 30, 2010 compared to the same period in 2009.  This was the result of a $12.3 million decrease in average balances offset by a 72 basis point increase in the average yield on other investments and Federal Home Loan Bank stock.  Much of the decrease in average balances was due to the Bank using the low-rate, short-term investments to fund withdrawal of brokered deposits and reduce the level of Federal Home Loan Bank advances.

Interest expense for the nine months ended September 30, 2010 decreased $2.6 million, or 35.10%, over the same period in 2009 due to a $1.5 million decrease in interest paid on deposits and a $1.1 million decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on time deposits from 3.48% for the first nine months of 2009 to 2.45% for the first nine months of 2010 partially offset by a $27.5 million increase in average deposits due to an increase in public funds and customer deposits as depositors opted for the safety of a bank offering FDIC deposit insurance coverage rather than leave them in more risky investments.  Deposit rates generally decreased from 2.55% for the first nine months of 2009 to 1.67% for the first nine months of 2010.  The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 4.38% for the first nine months of 2009 to 3.32% for the first nine months of 2010 and a $24.4 million decrease in average balances. The lower rates were generally due to the lower interest rates in the economy.

Net interest income for the three months ended September 30, 2010 increased $775,000, or 29.67% over the same period in 2009 due to an 82 basis point increase in our net interest margin from 3.01% for the third quarter of 2009 to 3.83% for the third quarter of 2010.  Interest income on loans increased $41,000 for the third quarter of 2010 compared to the third quarter of 2009 primarily due to a $13.9 increase in average outstanding balances offset by a 0.19% decrease in the average yield on loans from 5.90% for the third quarter of 2009 to 5.71% for the third quarter of 2010.  Interest income on other investments and Federal Home Loan Bank stock decreased $39,000 for the third quarter of 2010 compared to the third quarter of 2009 due to a $6.8 million decrease in average balances.  The average yield on other investments and Federal Home Loan Bank stock remained at 2.30%.  Interest expense decreased $773,000, or 34.17%, for the third quarter of 2010 from the same period in 2009 primarily due to a 1.0% decrease in the average rate paid on interest-earning liabilities from 2.72% for the third quarter of 2009 to 1.72% for the same period in 2010 offset by a $14.9 million increase in average interest-earning liabilities for the same periods.

Provision for Loan Losses.  The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	09/30/10	12/31/09	09/30/09
	(in Thousands)
Loans delinquent 30-59 days	$2,683	$677	$1,333
Loans delinquent 60-89 days	1,674	3,169	1,736
Total delinquencies under 90 days	4,357	3,846	3,069

Accruing loans past due 90 days	0	0	0
Non-accruing loans	14,707	12,554	11,982
Total non-performing loans	14,707	12,554	11,982
OREO	1,068	1,892	1,116
Total non-performing assets	$15,775	$14,446	$13,098

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

The $2.2 million increase in non-performing loans at September 30, 2010 compared to December 31, 2009 was primarily due to the addition of $9.1 million in new loans of which $4.8 million were residential properties and $4.1 million were nonresidential or land loans.  This amount was offset by $5.9 million in loans removed from non-performing status because of payment from the sale of the properties ($3.3 million), loans that had paid as agreed for a sufficient time to be moved to performing status ($1.6 million), loans paid or assumed by guarantors or from other means ($604,000), or loans that were taken into OREO or written off ($431,000).  Loans which remained on non-accrual status throughout the period were paid down or written down $1.1 million.

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

At September 30, 2010 our largest areas of concern were loans on one- to four-family non-owner occupied rental properties, non-residential properties and, to a lesser extent land development loans.  Loans totaling $6.3 million on one- to four-family rental properties, $4.8 million on non-residential properties and $3.0 million on land development were past due more than 30 days at September 30, 2010.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  The non-residential properties are typically smaller loans averaging about $112,000 and the borrowers are typically seeing increased vacancies and late rent payments because of the economy.  Land loans are of some concern as absorption rates are slower than anticipated on development loans, although sales have improved lately.

We recorded a $910,000 provision for loan losses for the three months ended September 30, 2010 and $1.8 million year-to-date as a result of our analyses of our current loan portfolios, compared to $865,000 and $1.8 million during the same respective periods in 2009.  The provisions were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio.  During the first nine months of 2010, we charged $823,000 against loan loss reserves and had recoveries of $109,000.  Included in the $823,000 was $366,000 on short sales and $166,000 of loans taken into other real estate owned or charged off.  We expect to obtain possession of more properties in 2010 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $4.8 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $9.9 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers and none of these loans is delinquent.  We also have $7.6 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  Of these loans, $490,000 are currently over 30 days past due.  Our total high loan-to-value loans at September 30, 2010 were at 46% of capital, well under regulatory guidelines of 100% of capital.  We have $16.4 million of Home Equity Lines of Credit of which six loans totaling $203,000 were delinquent more than 30 days at September 30, 2010.

An analysis of the allowance for loan losses for the nine months ended September 30, 2010 and 2009 follows:

	Nine months ended September 30,
	2010	2009
	(Dollars in Thousands)

Balance at January 1	$3,737	$3,697
Loans charged off	(823)	(1,863)
Recoveries	109	21
Provision	1,809	1,823
Balance at June 30	$4,832	$3,678

At September 30, 2010, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $15.8 million compared to $14.5 million at December 31, 2009.  In addition to our non-performing assets, we identified $11.3 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At September 30, 2010, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.45% of net loans receivable and 32.86% of non-performing loans at September 30, 2010 compared to 1.16% and 29.65% at December 31, 2009, respectively.  Our nonperforming assets equaled 4.10% of total assets at September 30, 2010 compared to 3.91% at December 31, 2009.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2010 decreased by $850,000, or 29.25%, compared to the same period in 2009.  This was primarily due to a $599,000 decrease in the gain on the sale of mortgage loans due to the increase in mortgage loan rates early in the year that resulted in fewer borrowers refinancing their mortgages and because we elected to keep more of the residential mortgages in our portfolio to stay in compliance with the Qualified Thrift Lender test which requires that we keep a certain percentage of our loans in residential products.  We completed sales of $23.9 million of loans in the first nine months of 2010 compared to $58.5 million in the first nine months of 2009.  We also recorded increased losses on the sale or writedown of OREO properties of $343,000 as we either sold properties at a loss or reduced the carrying value to reflect new valuations.  These decreases were offset by a $64,000 increase in fees on deposit accounts due to an increase in the volume of fees and a $28,000 increase in other income primarily due to an increase in debit card fees and a decrease in the amortization of mortgage servicing rights.

Non-interest income for the third quarter of 2010 increased by $19,000 compared to the same period in 2009 due to a $199,000 increase in the gain on the sale of mortgage loans and a $6,000 increase in fees on deposit accounts, partially offset by a $149,000 increase in the loss on sale of OREO properties and a $37,000 decrease in other income due primarily to an increase in the amortization of mortgage servicing rights.

Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2010 decreased $347,000 compared to the same period in 2009 due primarily to a $247,000 decrease in the cost of maintaining OREO and foreclosed properties primarily due to a decrease in the number of foreclosed properties, a $130,000 decrease in FDIC insurance premiums and an $8,000 decrease in occupancy expenses offset by a $36,000 increase in salaries due to the increase in health insurance.

Non-interest expense for the third quarter of 2010 decreased by $82,000 over the same period in 2009, due largely to the factors mentioned above including a $111,000 decrease in other expenses due primarily to lower OREO and foreclosed property related expenses, an $85,000 decrease in FDIC insurance premiums and a $13,000 decrease in advertising costs offset by a $127,000 increase in salaries due primarily to increased health insurance costs.

Income Tax Expense.   Our income tax provision increased by $585,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, and by $329,000 for the quarter ended September 30, 2010 compared to September 30, 2009 due primarily to increased pre-tax income.

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

Our liquidity ratios at September 30, 2010 and December 31, 2009 were 7.26% and 7.16%, respectively, compared to a regulatory liquidity base, and 6.16% and 5.94% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At September 30, 2010, we had outstanding commitments to originate loans and available lines of credit totaling $34.4 million and commitments to provide funds to complete current construction projects in the amount of $1.5 million. We had outstanding commitments to sell $1.9 million of residential loans.  Certificates of deposit which will mature in one year or less totaled $95.6 million at September 30, 2010.  Included in that number are $5.2 million of brokered deposits.  Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $14.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $35.1 million at September 30, 2010 compared to $33.9 million at December 31, 2009, an increase of $1.2 million, or 3.52%, due primarily to net income of $1.5 million, partially offset by our payment of dividends on common stock.  Shareholders’ equity to total assets was 9.12% at September 30, 2010 compared to 9.13% at December 31, 2009.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of September 30, 2010 and December 31, 2009, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at September 30, 2010 and December 31, 2009 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$37,952	13.1%	$23,118	8.0%	$28,897	10.0%
Tier I capital (to risk-weighted assets)	34,340	11.9	11,559	4.0	17,338	6.0
Tier I capital (to adjusted total assets)	34,340	9.0	11,517	3.0	19,195	5.0
Tier I capital (to adjusted tangible assets)	34,340	9.0	7,678	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,340	9.0	5,758	1.5	N/A	N/A

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$37,223	12.9%	$23,132	8.0%	$28,915	10.0%
Tier I capital (to risk-weighted assets)	33,609	11.6	11,566	4.0	17,349	6.0
Tier I capital (to adjusted total assets)	33,609	9.1	11,123	3.0	18,538	5.0
Tier I capital (to adjusted tangible assets)	33,609	9.1	7,415	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	33,609	9.1	5,561	1.5	N/A	N/A

Effective August 31, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with the OTS, requiring the Company to submit to the OTS by October 31, 2010 a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012.  In its submitted capital plan, the Company proposes to maintain risk-based capital ratios above twelve percent (200 basis points above the ten percent well-capitalized level), and core capital above eight percent (300 basis points above the five percent well-capitalized level). The current capital levels shown in the table above are at least 1% above these levels.  The Company is awaiting notification from the OTS as to whether the capital plan is acceptable.

The Bank’s Supervisory Agreement and the MOU require prior OTS approval of dividends by the Bank or the Company, respectively.  In addition, the MOU requires prior approval by the OTS of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan.  The holding company does not now hold any such debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of September 30, 2010, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Effective August 31, 2010, the Bank executed an updated Supervisory Agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (“OTS”) and LSB Financial Corp. (the “Company”) entered into a Memorandum of Understanding (the “MOU”) with the OTS under which the Bank and the Company have agreed to take a number of actions within specified timeframes to address concerns identified by the OTS in connection with its most recent examination of the Bank.  These agreements replace the prior Memorandum of Understanding and Supervisory Agreement between the Bank and the OTS.

The updated Supervisory Agreement eliminates certain requirements satisfied in the Bank’s prior agreement with the OTS. Among other things, under the Supervisory Agreement, the Bank’s board of directors must continue to provide written workout plans for certain classified assets and present quarterly status reports to the OTS.  The Bank’s board of directors must also revise its policy on concentrations of credit and in the event the revised limits are lower adopt a plan to bring the Bank into compliance with the revised policy.  The Bank must also revise its policies and procedures related to the establishment and maintenance of its allowance for loan losses.  However, the Supervisory Agreement does not require an additional provision for loan loss reserves.  The Supervisory Agreement places restrictions on the Bank with respect to certain operating activities, requiring prior notice to the OTS of changes in directors and senior executive officers and prior written non-objection from the OTS with respect to senior executive officer or director compensation, material third party service provider contracts, and asset growth over certain levels until the approval of the Bank’s business plan.

Under the MOU, the Company was required to submit to the OTS by October 31, 2010, a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012.  The capital plan is to be updated each year during which the MOU is effective.  The MOU also requires prior written non-objection of the OTS of any Company debt not in the ordinary course (including loans, cumulative preferred stock and subordinated debt) unless such debt is contemplated by the capital plan.  The holding company does not now hold any such debt.

Both the Supervisory Agreement and the MOU require prior written non-objection of the OTS of the declaration or payment of dividends or other capital distributions by the Bank or the Company, respectively.

The board of directors and management of the Bank and the Company have been taking actions intended to comply with the Supervisory Agreement and the MOU. The Supervisory Agreement and the MOU will remain in effect until terminated, modified or superseded by the OTS. The Company believes that the Supervisory Agreement and the MOU will not have a material adverse effect on the financial condition or results of operations of the Bank or the Company, taken as a whole.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

July 1 – July 31, 2010	---	---	---	52,817

August 1 – August 31, 2010	---	---	---	52,817

September 1 – September 30, 2010	---	---	---	52,817

Total	---	---	---	52,817

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

LSB FINANCIAL CORP.
(Registrant)

Date: November 15, 2010	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 906 Certification