Form 10-K
period 2010-12-31
LSB FINANCIAL CORP
filed 2011-03-16
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14,889,564 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2011
Common Stock, $0.01 par value per share	1,553,525 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2010	Parts I and II
Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2011	Part III

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

We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices.  At December 31, 2010, we had total assets of $371.8 million, deposits of $311.5 million and shareholders’ equity of $35.6 million.

Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Our executive offices are located at 101 Main Street, Lafayette, Indiana 47901.  Our telephone number at that address is (765) 742-1064.

Market Area

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area.  Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University.  The greater Lafayette area enjoys diverse employment including several major manufacturers including Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector including Purdue University with 40,000 students and a large local campus of Ivy Tech Community College with over 8,000 students; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park; and a growing medical corridor spurred by the building of two new hospitals. This diversity served to insulate us from some of the severity of the effects of economic downturns felt in other parts of the country. The Purdue Research Park includes about 364,000 square feet of incubation space, making it the largest business incubator complex in the state.

Based on a report from Greater Lafayette Commerce, manufacturing employment is slowly returning to pre-recession levels, healthcare facility growth is continuing at a record pace and Purdue University continues an aggressive construction agenda.  Capital investments announced and/or made in 2010 totaled $640 million compared to $341 million in 2009 and $593 million in 2008.  Wabash National, the area’s second largest industrial employer, reported fourth quarter operating results which were the best since 2007 and noted that forecasts for 2011 showed “an approximate increase of 30 to 60 percent over 2010 levels.”  Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, announced the addition of 100 full-time production positions and projected 2010 volume to exceed 2009 by about 30%.

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base.  The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended at 7.9% for 2010 compared to 9.5% for Indiana and 9.4% nationally.  The housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings.  As of

December 31, 2010, the five year percent change in house prices according to the Federal Housing Finance Agency was a 1.89% increase with the one-year change a 0.99% increase.  The number of houses sold in the county in 2010 was down 7% from last year, influenced in part by the timing of the tax credits offered to new home buyers.  Building permits were virtually unchanged from last year and were in the same relatively low range for housing permits over the last four years.  Some of this slowdown is believed to be in reaction to earlier overbuilding in the county as well as the increase in available properties due to foreclosure.

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

At December 31, 2010, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $5.7 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2010, totaled $5.4 million, consisting of one loan on multi-family properties, a secured commercial line of credit and a home equity loan.   The second largest lending relationship at December 31, 2010 to a single borrower or a group of related borrowers totaled $5.3 million, consisting of three loans on multi-family properties and a secured line of credit.  The third largest lending relationship to a single borrower or a group of related borrowers totaled $5.3 million, consisting of one loan on a commercial property and a secured commercial line of credit.  None of these loans was past due 30-89 days at December 31, 2010.  At December 31, 2010, we had 39 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

Loan Portfolio Composition.  The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2006		2007		2008		2009		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans	(Dollars in Thousands)
One- to four-family	$142,045	43.70%	$137,611	45.48%	$145,442	43.43%	$123,502	37.46%	$125,121	37.46%
Multi-family	30,160	9.28	29,764	9.84	39,892	11.91	52,790	16.01	53,458	16.00
Commercial	74,710	22.98	71,601	23.67	90,606	27.06	90,571	27.47	90,395	27.06
Land and land development	18,466	5.68	18,067	5.97	17,756	5.30	17,192	5.21	14,510	4.34
Construction	19,228	5.91	9,741	3.22	11,436	3.42	13,002	3.95	15,957	4.78
Total real estate loans	284,609	87.55	266,784	88.18	305,132	91.12	297,057	90.10	299,441	89.65

Other Loans
Consumer loans:
Home equity	16,276	5.01	14,018	4.63	13,610	4.06	14,698	4.46	17,043	5.10
Home improvement	417	0.13	315	0.10	174	0.05	124	0.04	---	---
Automobile	2,285	0.70	1,757	0.58	1,265	0.38	930	0.28	871	0.26
Deposit account	285	0.09	231	0.08	291	0.09	196	0.06	211	0.06
Other	267	0.08	136	0.04	113	0.03	71	0.02	126	0.03
Total consumer loans	19,530	6.01	16,457	5.44	15,453	4.62	16,019	4.86	18,251	5.46
Commercial business loans	20,935	6.44	19,307	6.38	14,277	4.26	16,638	5.04	16,332	4.89
Total other loans	40,465	12.45	35,764	11.82	29,730	8.88	32,657	9.90	34,583	10.35
Total loans	325,074	100.00%	302,548	100.00%	334,862	100.00%	329,714	100.00%	334,024	100.00%

Less:
Loans in process	4,167		1,581		4,180		4,383		5,107
Deferred fees and discounts	446		357		346		431		499
Allowance for losses	2,770		3,702		3,697		3,737		5,343
Total loans receivable, net	$317,691		$296,908		$326,639		$321,163		$323,075

The following table shows the composition of our loan portfolio, including loans held for sale, by fixed and adjustable rate at the dates indicated.  The one- to four-family fixed rate loans include $5.4 million and $2.3 million of loans at December 31, 2008 and 2010, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.  There were no such loans included in 2009.

	December 31,
	2006		2007		2008		2009		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One- to four-family	$41,105	12.65%	$43,707	14.45%	$56,814	16.97%	$45,059	13.67%	$51,621	15,46%
Multi-family	2,793	0.86	3,860	1.27	5,113	1.53	2,443	0.74	2,179	0.65
Commercial	10,797	3.32	13,753	4.55	23,794	7.11	21,611	6.55	14,825	4.44
Construction	1,989	0.61	5,223	1.73	1,405	0.42	2,660	0.81	4,625	1.38
Land and land development	7,358	2.26	2,305	0.76	3,216	0.96	4,698	1.42	5,108	1.53
Total real estate loans	64,042	19.70	68,848	22.76	90,342	26.98	76,471	23.19	78,358	23.46
Consumer	3,234	1.00	2,419	0.80	1,843	0.55	1,452	0.44	1,208	0.36
Commercial business	9,372	2.88	9,749	3.22	7,011	2.09	7,293	2.21	8,182	2.45
Total fixed rate loans	96,648	23.58	81,016	26.78	99,196	29.62	85,216	25.84	87,748	26.27

Adjustable Rate Loans:
Real estate:
One- to four-family	100,940	31.05	93,904	31.04	88,628	26.47	78,443	23.79	73,500	22.00
Multi-family	27,367	8.42	25,904	8.56	34,780	10.39	50,347	15.27	51,278	15.35
Commercial	63,913	19.66	57,848	19.12	66,812	19.95	68,960	20.91	75,570	22.63
Construction	16,477	5.07	4,518	1.49	16,350	4.88	14,532	4.41	9,886	2.96
Land and land development	11,870	3.65	15,762	5.21	8,220	2.45	8,304	2.52	10,849	3.25
Total real estate loans	220,567	67.85	197,936	65.42	214,790	64.14	220,586	66.90	221,083	66.19
Consumer	16,296	5.01	14,039	4.64	13,610	4.06	14,568	4.42	17,043	5.10
Commercial business	11,563	3.56	9,557	3.16	7,266	2.17	9,345	2.84	8,150	2.44
Total adjustable rate loans	248,426	76.42	221,532	73.22	235,666	70.38	244,499	74.16	246,276	73.73
Total loans	325,074	100.00%	302,548	100.00%	334,862	100.00%	329,714	100.00%	334,024	100.00%

Less:
Loans in process	4,167		1,581		4,180		4,383		5,107
Deferred fees and discounts	446		357		346		431		499
Allowance for losses	2,770		3,702		3,697		3,737		5,343
Total loans receivable, net	$317,691		$296,908		$326,639		$321,163		$323,075

The following schedule illustrates the maturities of our loan portfolio at December 31, 2010.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)
2011	$8,265	5.82%	$9,485	4.89%	$1,702	4.39%	$7,264	6.64%	$26,716	5.62%
2012 to 2015	10,584	5.69	5,974	6.61	16,384	4.06	4,537	6.74	37,479	5.25
2016 and following	250,125	5.58	15,008	5.10	165	4.59	4.531	6.46	269,829	5.57
TOTAL	$268,974	5.59%	$30,467	5.33%	$18,251	4.10%	$16,332	6.62%	$334,024	5.54%

(1) Includes one- to four-family, multi-family and commercial real estate loans.

The total amount of loans due to mature after December 31, 2011 which have fixed interest rates is $72.7 million, and which have adjustable or renegotiable interest rates is $234.6 million.

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

Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years.  The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one-, three- or five-year intervals.  Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one-, three- or five-year U.S. Treasury rates.  Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate.  Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% periodic adjustment cap with a 5% lifetime interest rate cap over the initial rate.  Our one-year adjustable rate loans may be convertible into fixed rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization.  Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate.  Borrowers are generally qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans.  We generally retain adjustable rate loans in our portfolio pursuant to our asset/liability management strategy.  Five-year adjustable rate mortgage loans represented $12.1 million, three-year adjustable rate mortgage loans represented $48.4 million and one-year and two-year adjustable rate mortgage loans represented $5.8 million of our adjustable rate mortgage loans at December 31, 2010.  We also offer a floating rate mortgage loan based on national prime rate, generally on non-owner-occupied residential loans.  These loans represented $2.2 million of our adjustable rate mortgage loans at December 31, 2010.

We offer fixed rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards.  We currently sell in the secondary market the majority of our long-term, conforming, fixed rate loans.  Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value.  At December 31, 2010, we had $2.3 million of 1oans held for sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.  Interest rates charged on these fixed rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards.  These loans do not include prepayment penalties.

We also offer 30-year fixed rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term.  Of these, $2.3 million have more than three years to their adjustments and are included in fixed rate loans and $4.9 million have less than three years to their adjustment date and are included in adjustable rate loans.

We had $62.6 million in non-owner occupied one- to four-family residential loans at December 31, 2010.  These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed rate, adjustable rate and convertible rate loans, with terms of up to 30 years.

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

Construction, Land and Land Development Lending

We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects.  At December 31, 2010, substantially all of these loans were secured by property located within our primary market area.

Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase.  These construction loans are typically fixed rate loans, with interest rates higher than those we offer on permanent one- to four-family residential loans.  During the construction phase, the borrower pays interest only.  Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans.  At December 31, 2010, we had $1.8 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed rate for the loan term.  We generally limit builders to one home construction loan at a time, but would consider requests for more than one if the homes are presold.  At December 31, 2010, we had $1.9 million of this type of construction loans to builders of one- to four-family residences.

We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan.  These loans are generally structured to be converted to one of our permanent commercial loan products at the end of the construction phase.  At December 31, 2010, we had $9.9 million of loans to finance the construction of multi-family dwellings and commercial projects.  We also had $2.4 million of loans to builders of multi-family dwellings and commercial projects structured to run for the construction phase only.

We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects.  These loans typically have terms of two to three years with interest rates tied to national prime.  The maximum loan-to-value ratio is 75%.  The principal in these loans is typically paid down as lots or units are sold.  These loans may be structured as closed-end revolving lines of credit with maturities of generally two years or less.  At December 31, 2010, we had $12.1 million of development loans to builders.  We also make land acquisition loans.  At December 31, 2010, we had $2.4 million in loans secured by land.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers.  The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property.  Loans are based on the lesser of current appraised value or the cost of construction, which is the land plus the building. At December 31, 2010, our largest construction and development loan was a construction loan for a commercial building for $2.5 million.

Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences.  Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.  Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.  We had $2.5 million non-performing land loans at December 31, 2010 and no non-performing construction and development loans.

Consumer Lending

We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, deposit account loans and other secured and unsecured loans for household and personal purposes.  Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The largest component of consumer lending is home equity loans, which totaled $17.0 million or 5.1% of the total loan portfolio at December 31, 2010.  We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 90% of the appraised value of the property, with a ten-year term and minimum monthly payment requirement of interest only.  At December 31, 2010, we had $15.1 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles.  At December 31, 2010, we had $1.4 million of unsecured loans and lines of credit outstanding (with $3.5 million of unused credit available) and $14.9 million of loans and lines of credit (with $5.7 million of unused credit available) secured by inventory or accounts receivable, small business equipment and vehicles.  We also had $663,000 of unused credit available on letters of credit.

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

When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services.  We serviced mortgage loans for others totaling $119.3 million at December 31, 2010.

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

The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans for 2010 include $1.4 million of loans originated which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2008	2009	2010
	(In Thousands)
Originations by Type:
Adjustable rate:
Real estate
One- to four-family	$11,041	$1,478	$7,729
Multi-family	18,758	15,183	1,776
Commercial	19,979	13,955	14,577
Construction, land and land development	10,675	4,568	7,848
Non-real estate
Consumer	---	1,233	5,441
Commercial business	4,688	3,782	1,473
Total adjustable rate	65,141	40,199	38,844
Fixed rate:
Real estate
One- to four-family	32,701	75,716	68,700
Multi-family	906	---	81
Commercial	8,434	2,410	828
Construction, land and land development	3,689	3,098	3,696
Non-real estate
Consumer	564	3,339	526
Commercial business	2,588	2,931	3,836
Total fixed rate	48,882	87,494	77,667
Total loans originated	114,023	127,693	116,511

Sales and Repayments:
Real estate loans sold
One- to four-family	10,247	68,726	49,389
Total loans sold	10,247	68,726	49,389
Principal repayments	72,880	64,408	65,210
Total loans sold and repayments	83,127	133,134	114,599
Mortgage-backed securities:
Principal repayments	1,125	534	633
Increase in other items, net	49	51	50
Net increase (decrease)	$29,820	$(5,924)	$1,329

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2010, in dollar amounts and as a percentage of each category of our loan portfolio.  The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	13	$715	0.57%	28	$3,808	3.04%	41	$4,523	3.61%
Multi-family	---	---	0.00	1	2,289	4.28	1	2,289	4.28
Commercial	2	55	0.06	12	5,639	6.24	14	5,693	6.30
Construction and land development	---	---	0.00	2	1,022	3.35	2	1,022	3.35
Consumer	2	39	0.21	6	134	0.73	8	173	0.95
Commercial Business	---	---	0.00	4	251	1.54	4	251	1.54
Total	17	$809	0.24%	53	$13,143	3.93%	70	$13,951	4.18%

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

	December 31,
	2006	2007	2008	2009	2010
	(Dollars in Thousands)
Non-accruing loans:
One- to four- family	$6,851	$7,250	$4,781	$7,137	$3,760
Multi-family	328	341	---	22	2,289
Commercial real estate	---	648	1,385	4,218	5,011
Construction and land development	93	1,210	1,326	1,120	1,022
Consumer	89	103	118	3	134
Commercial business	3	383	366	104	251
Total	7,364	9,935	7,976	12,604	12,467

Accruing loans delinquent more than 90 days:
One- to-four-family	147	---	---	---	---
Multi-family	---	---	---	---	48
Commercial real estate	---	59	---	---	628
Total	147	59	---	---	676

Non-accruing loans less than 90 days:
One- to four-family	---	---	---	---	2,633
Multi-family	---	---	---	---	559
Commercial real estate	---	---	---	---	213
Construction or development	---	---	---	---	1,468
Consumer	---	---	---	---	30
Total	---	---	---	---	4,903

Foreclosed assets
One- to four-family	2,228	1,565	1,192	1,686	1,071
Multi-family	---	1,022	---	---	---
Commercial real estate	1,709	1,310	220	206	143
Construction or development	232	30	---	---	---
Consumer	---	17	---	---	---
Total	4,169	3,944	1,412	1,892	1,214

Total non-performing assets	$11,680	$13,938	$9,388	$14,496	$19,260
Total as a percentage of total assets	3.17%	4.08%	2.52%	3.91%	5.18%

Total assets	$368,400	$342,010	$373,012	$371,050	$371,847

For the year ended December 31, 2010, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $711,000, none of which was included in interest income.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2010, there was also an aggregate of $22.4 million in net book value of loans with respect to which past payment history or a decrease in the debt service coverage of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) 77 loans to eight borrowers who each hold an average of 9 one- to four-family rental properties with a total outstanding balance of $5.0 million, where management has concerns about the ability of the borrowers to keep the rental properties leased and about the cash flow of the borrowers; (ii) one land development loan to a group of borrowers with an outstanding balance of $2.5 million where management has concerns about the viability of the project; and (iii) three loans secured by non-residential properties and two loans secured by one- to four-family rental properties to a single borrower with an outstanding balance of $2.1 million, where management has concerns about the cash flow of the borrower.

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

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations At December 31, 2010, we had classified $25.0 million of our loans as substandard and none as doubtful or loss.  At December 31, 2010, we had designated $17.3 million in loans as special mention.

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

Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk.  These categories include loans on:  one- to four-family owner-occupied properties, one- to four-family non-owner-occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, home equity loans and consumer loans, unsecured and secured commercial business loans,.  Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, trends in charge-offs and recoveries, trends in volume and terms of loans, experience and depth of the lending department, concentrations of credit, and economic, industry and regulatory trends affecting our market.  Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.  The Bank’s Supervisory Agreement with the OTS required the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses.  The Supervisory Agreement does not require an additional provision for loan loss reserves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009 – Provision for Loan Losses” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in Thousands)

Balance at beginning of period	$2,852	$2,770	$3,702	$3,697	$3,737

Charge-offs:
One- to four-family	585	672	782	1,573	696
Multi-family	---	---	---	97	---
Commercial real estate	274	---	---	336	211
Construction or development	278	---	159	45	402
Consumer	4	4	32	91	5
Commercial business	8	---	210	1,043	68
Total charge-offs	1,149	676	1,183	3,185	1,382
Recoveries:
One- to four-family	---	10	49	---	153
Commercial real estate	---	---	---	---	37
Construction or development	46	27	25	25	35
Consumer	3	1	3	2	3
Commercial business	---	---	---	1	---
Total recoveries	49	38	77	28	229

Net charge-offs	1,100	638	1,107	3,157	1,153
Additions charged to operations	1,018	1,570	1,102	3,197	2,759
Balance at end of period	$2,770	$3,702	$3,697	$3,737	$5,343

Net charge-offs to average loans outstanding	0.34%	0.21%	0.35%	0.98%	0.35%

Allowance for loan losses to non-performing assets	23.72%	26.56%	39.38%	25.78%	27.67%

Allowance for loan losses to net loans at end of period	0.87%	1.23%	1.12%	1.16%	1.65%

The allocation of our allowance for losses on loans, including loans held for sale, at the dates indicated is summarized as follows:

	At December 31,
	2006			2007			2008			2009			2010
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts By Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate:
One- to four-family	$1,201	$142,045	43.70%	$1,917	$137,590	45.47%	$1,791	$145,442	43.43%	$1,705	$123,502	37.46%	$1,015	$125,121	37.46%
Multi-family	116	30,160	9.28	99	29,765	9.84	265	39,892	11.91	321	52,790	16.01	1,138	53,458	16.00
Commercial real estate	459	74,710	22.98	297	71,601	23.67	802	90,606	27.06	801	90,571	27.47	2,061	90,395	27.06
Land and land development	390	18,466	5.68	343	18,067	5.97	229	17,756	5.30	283	17,192	5.21	480	14,510	4.35
Construction	260	19,228	5.91	323	9,741	3.22	190	11,436	3.42	102	13,002	3.94	---	15,957	4.78
Consumer	126	19,530	6.01	127	16,457	5.44	143	15,453	4.62	110	16,019	4.86	84	18,251	5.46
Commercial business	120	20,935	6.44	494	19,327	6.39	201	14,277	4.26	384	16,638	5.05	565	16,332	4.89
Unallocated	98	---	---	102	---	---	76	---	---	31	---	---	---	---	---
Total	$2,770	$325,074	100.00%	$3,702	$302,548	100.00%	$3,697	$334,862	100.00%	$3,737	$329,714	100.00%	$5,343	$334,024	100.00%

Investment Activities

We must maintain minimum levels of securities that qualify as liquid assets under the OTS regulations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  At December 31, 2010 our liquidity ratio—liquid assets as a percentage of net withdrawable savings deposits and current borrowings—was 6.06%.  Our level of liquidity is a result of management’s asset/liability strategy.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management” and “– Liquidity and Capital Resources” in the Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

The Bank’s Supervisory Agreement and LSB Financial’s Memorandum of Understanding (“MOU”) with the OTS also require prior OTS approval of dividends by the Bank or the Company, respectively.  LSB Financial is currently not paying dividends to its shareholders.  In addition, the MOU requires prior approval by the OTS of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan.  The holding company does not now hold any such debt.

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

The following table sets forth the composition of our securities portfolio at the dates indicated.  As of December 31, 2010, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our shareholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2008		2009		2010
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Debt securities:
Federal agency obligations	$509	4.19%	$536	4.46%	$2,096	16.49%
Municipal bonds	7,639	62.90	7,502	62.33	7,035	55.33
Subtotal	8,148	67.09	8,038	66.79	9,131	71.82

Other:
Federal Home Loan Bank stock	3,997	32.91	3,997	33.21	3,583	28.18
Total debt securities and Federal Home Loan Bank stock	$12,145	100.00%	$12,035	100.00%	$12,714	100.00%

Average remaining life of debt securities	3.40 years		5.07 years		4.07 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank	$9,179	100.00%	$4,817	100.00%	$2,980	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$1,814	48.96%	$1,773	53.61%	$1,473	55.09%
Freddie Mac certificates	1,891	51.04	1,534	46.39	1,201	44.91
Total mortgage-backed securities	$3,705	100.00%	$3,307	100.00%	$2,674	100.00%

The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2010.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2010, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2010
	Less than 1 year	1 to 5 Years	5 to 10 Years		Over 10 Years		Total Investment Securities
	(Dollars in Thousands)

Federal agency obligations	$520	$1,576	$	---	$	---	$2,096
Municipal bonds	767	3,311		2,461		497	7,035
Fannie Mae certificates	---	---		1,472		---	1,473
Freddie Mac certificates	---	---		1,201		---	1,201
Total investment securities	$1,287	$4,886		$5,134		$497	$11,805

Weighted average yield	3.64%	3.20%		4.76%		5.04%	3.93%

Sources of Funds

General.  Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

Deposits.  We offer a variety of deposit accounts.  Our deposits consist of statement savings accounts, money market accounts, NOW accounts and certificate accounts.  In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs.  Brokered deposits at December 31, 2010 totaled $17.0 million.  We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2008	2009	2010
	(Dollars in Thousands)

Opening balance	$232,030	$258,587	$277,866
Deposits	1,327,719	1,363,514	1,578,438
Withdrawals	(1,308,010)	(1,350,295)	(1,549,254)
Interest credited	6,848	6,060	4,408

Ending balance	$258,587	$277,866	$311,458

Net increase (decrease)	$26,557	$19,279	$33,592

Percent increase	11.45%	7.46%	12.09%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	At December 31,
	2008		2009		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest-bearing	$16,739	6.47%	$21,359	7.68%	$25,023	8.03%
Savings accounts (0.10% - 1.00% at December 31, 2010)	22,796	8.81	27,099	9.75	25,297	8.12
NOW Accounts (0.00% - 1.50% at December 31, 2010)	26,520	10.25	30,027	10.80	31,768	10.20
Money Market Accounts (0.25% - 1.40% at December 31, 2010)	15,486	5.98	29,701	10.69	63,919	20.52
Total Non-Certificates	81,541	31.51	108,186	38.92	146,007	46.87

Certificates:

0.00 - 1.99%	3,037	1.17	63,177	22.73	74,582	23.95
2.00 - 3.99%	105,400	40.73	74,326	26.74	79,303	25.46
4.00 - 5.99%	68,590	26.51	32,158	11.57	11,560	3.71
6.00 - 7.99%	19	0.01	19	0.01	6	0.00
Total certificates	177,046	68.42	169,680	61.05	165,451	53.12
Accrued interest	169	0.07	75	0.03	33	0.01

Total deposits with interest	$258,756	100.00%	$277,941	100.00%	$311,491	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2010.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%		6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2011	$17,681	$7,171	$4,309	$	---	$29,161	17.62%
June 30, 2011	18,254	3,876	40		---	22,170	13.40
September 30, 2011	14,981	3,704	335		---	19,020	11.50
December 31, 2011	10,772	4,349	1,371		---	16,492	9.97
March 31, 2012	3,934	2,430	705		---	7,069	4.27
June 30, 2012	1,043	3,628	557		1	5,229	3.16
September 30, 2012	1,846	5,215	153		---	7,214	4.36
December 31, 2012	1,099	6,598	315		---	8.012	4.84
March 31, 2013	159	2,911	236		---	3,306	2.00
June 30, 2013	51	2,931	182		---	3,164	1.91
September 30, 2013	668	3,565	691		---	4,923	2.98
December 31, 2013	3,748	12	1,372		---	5,132	3.10
Thereafter	346	32,914	1,299		---	34,559	20.89

Total	$74,582	$79,303	$11,565		$1	$165,451	100.00%

Percent of total	45.08%	47.93%	6.99%		0.00%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2010.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000, excluding public funds	$15,497	$12,189	$20,747	$42,535	$90,968
Certificates of deposit of $100,000 or more, excluding public funds	12,119	9,903	14,711	34,662	71,395
Public funds	1,545	77	54	1,412	3,088
Total certificates of deposit	$29,161	$22,169	$35,512	$78,609	$165,451

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

The FHLB of Indianapolis is required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2010, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $75,000, for an annualized rate of 1.91%. Due to various financial difficulties in the financial institution industry in the last few years, including the write-down of various mortgage-backed securities held by the FHLB of Indianapolis (which lowered its regulatory capital levels), the FHLB of Indianapolis temporarily suspended dividends during the first quarter of 2009. Dividends paid by the FHLB of Indianapolis in the first quarter of 2009 were reduced by 75 basis points from the dividend rate paid in the prior quarter.  Continued and additional financial difficulties at the FHLB of Indianapolis could further reduce or eliminate the dividends we receive from the FHLB of Indianapolis.

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

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2008	2009	2010
	(Dollars in Thousands)

Maximum Balance - Federal Home Loan Bank Advances	$78,756	$71,500	$57,000
Average Balance - Federal Home Loan Bank Advances	$76,025	$62,708	$35,667

The following table sets forth actual balances of Federal Home Loan Bank advances and the weighted average interest rate of those advances at the dates indicated.

	December 31,
	2008	2009	2010
	(Dollars in Thousands)

Federal Home Loan Bank Advances	$78,500	$57,000	$22,500
Weighted average interest rate of Federal Home Loan Bank Advances	4.02%	3.59%	2.78%

Subsidiaries and Other Activities

Lafayette Savings owns a service corporation, L.S.B. Service Corporation.  In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10-year commitment totaling $500,000.  During 2010, L.S.B. Service Corporation recorded a $22 tax gain related to its investment in the project and recorded net gains of $55,000.  At December 31, 2010, our total investment in L.S.B. Service Corporation was $513,000.

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

There are 22 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market in Tippecanoe County to be approximately 12% and our share of the mortgage loan market to be approximately 5%.

Regulation

General. Lafayette Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation, primarily by the OTS, and oversight extending to all of our operations. Lafayette Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As the thrift holding company of Lafayette Savings, until July 21, 2011, LSB Financial is also subject to federal regulation and oversight by the OTS.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) calls for the elimination of the OTS as of July 21, 2011, although this deadline can be extended for an additional six months. The Dodd-Frank Act transfers to the Office of the Comptroller of the Currency (the “OCC”) all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transfers to the Federal Reserve all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, LSB Financial and all of its subsidiaries other than the Bank will be supervised by the Federal Reserve from and after July 21, 2011, subject to a possible six month extension. The Federal Reserve is also to regulate loans to insiders, transactions with affiliates, and tying arrangements. No later than the effective date of the transfer of these responsibilities, the OCC and the Federal Reserve are to publish regulations that will apply to the entities that they are to regulate for the first time. OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like LSB Financial are subject are to remain in effect until they are suspended.

Insurance of Deposits. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. For 2010, initial assessments ranged from 12 to 45 basis points of assessable deposits, and the Bank paid assessments at the rate of 21 basis points for each $100 of insured deposits.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2010, the FICO assessment rate ranged between 1.04 and 1.06 basis points for each $100 of insured deposits per quarter. For the first quarter of 2011, the FICO assessment rate is 1.02 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $679,000 during the year ended December 31, 2010. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 30, 2009, banks were required to pay the fourth quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012. The pre-payment did not affect the Bank’s earnings when paid. The Bank paid its quarterly assessment for the fourth quarter of 2009 and prepaid all quarterly assessments for 2010, 2011, and 2012 on December 30, 2009 in the amount of $2.3 million.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December, 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

On October 19, 2010, the FDIC proposed a comprehensive long-range plan for deposit insurance fund management with the goals of maintaining a positive fund balance, even during periods of large fund losses, and maintaining steady, predictable assessment rates throughout economic and credit cycles. The FDIC determined not to increase assessments in 2011 by 3 basis points, as previously proposed, but to keep the current rate schedule in effect. In addition, the FDIC proposed adopting a lower assessment rate schedule when the designated reserve ratio reaches 1.15% so that the average rate over time should be about 8.5 basis points. In lieu of dividends, the FDIC proposed adopting lower rate schedules when the reserve ratio reaches 2% and 2.5%, so that the average rates will decline about 25 percent and 50 percent, respectively.

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums is to be changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lowered. In February, 2011, the FDIC approved a new rule effective April 1, 2011 (to be reflected in invoices for assessments due September 30, 2011), which will implement these changes. The proposed rule includes new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff projected that the new rate schedules would be approximately revenue neutral.  The Bank does not believe that its insurance premiums will increase as a result of these changes, but has not yet been advised by the FDIC of the adjusted premiums that it will be required to pay  from and after April 1, 2011.

The schedule would reduce the initial base assessment rate in each of the four risk-based pricing categories.

•	For small Risk Category I banks, the rates would range from 5-9 basis points.

•	The proposed rates for small institutions in Risk Categories II, III and IV would be 14, 23 and 35 basis points, respectively.

•	For large institutions and large, highly complex institutions, the proposed rate schedule ranges from 5 to 35 basis points.

There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits.

The FDIC also revised the assessment system for large depository institutions with over $10 billion in assets.

Due to the recent difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 (which was later extended to December 31, 2010) and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through December 31, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage but the Bank elected not to participate in the unsecured debt guarantee program. The assessments for unlimited noninterest bearing transaction account coverage were 15 basis points per $100 of insured deposits during 2010.

The Dodd-Frank Act extended unlimited insurance on non-interest bearing accounts for no additional charges through December 31, 2012. Under this program, traditional non-interest demand deposit (or checking)

accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, are covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

As indicated above, effective July 21, 2011 (subject to a possible six-month extension), these regulatory responsibilities will be transferred from the OTS to the OCC.

Lafayette Savings’ general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2010, our lending limit under this restriction was $5.7 million.

Regulatory Capital Requirements of Lafayette Savings and LSB Financial.

Lafayette Savings. To be considered adequately capitalized, under the prompt corrective action regulations, a savings association must maintain the following capital ratios: a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 4% (unless its supervisory condition allows a 3% ratio), a Tier 1 risk-based ratio (the ratio of Tier 1 capital to risk-weighted assets) of at least 4%, and a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 8%. Total capital consists of Tier 1 and Tier 2 capital.

Tier 1 capital generally consists of common stockholders’ equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2010, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $1.1 million.

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

To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2010, Lafayette Savings qualified as well capitalized, with a leverage ratio of 9.4%, a Tier 1 risk-based capital ratio of 12.6% and a total risk-based capital ratio of 13.8%. The OTS may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

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

LSB Financial. Effective as of the transfer of regulatory responsibilities from the OTS to the OCC and the Federal Reserve, the Federal Reserve will be authorized to establish capital requirements for savings and loan holding companies. These capital requirements must be counter-cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries.

Within five years after the enactment of the Dodd-Frank Act, the Federal Reserve is to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions that were not supervised by the Federal Reserve as of May 19, 2010. Under this provision, the components of Tier 1 capital of depository institution holding companies would be restricted to capital instruments that are currently considered Tier 1 capital for insured depository institutions. Thus, for the first time savings and loan holding companies will be subject to consolidated capital requirements. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a savings and loan holding company with less than $15 billion in assets. LSB Financial has not issued any trust preferred securities.

Under the Dodd-Frank Act, LSB Financial is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which LSB Financial might not otherwise do so. For this purpose, “source of financial strength” means LSB Financial’s ability to provide financial assistance to the Bank in the event of the Bank’s financial distress.

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

LSB Financial’s declaration of dividends is subject to Indiana law, which generally prohibits the payment of dividends to amounts that will not affect the ability of LSB Financial, after the dividend has been distributed, to pay its debts in the ordinary course of business. Moreover, such dividends may not exceed the difference between LSB Financial’s total assets and total liabilities plus preferential amounts payable to shareholders with rights superior to those of the holders of common stock. In addition, the OTS may prohibit LSB Financial’s payment of dividends if it concludes such payment would raise safety and soundness concerns at either the Bank or LSB Financial. Similar restrictions could be applied to dividend declarations by the Federal Reserve once it replaces the OTS as the federal regulator of LSB Financial.

Under the Bank’s Supervisory Agreement and LSB Financial’s Memorandum of Understanding with the OTS any declaration or payment of dividends or other capital distributions by the Bank or LSB Financial must be approved by the OTS. LSB Financial is currently not paying dividends to its shareholders.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section

7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2010, Lafayette Savings met the test.

Any savings institution that fails to meet the qualified thrift lender test must either convert to a national bank or restrict its branching rights, new activities and investments to those permissible for a national bank. In addition, under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that are permissible for national banks, are necessary to meet obligations of the company that controls the savings association, and are specifically approved by the OCC and the Federal Reserve. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. Under the Dodd-Frank Act, the failure to satisfy the qualified thrift lender test may also result in regulatory enforcement action.

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

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act requires the OTS, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. We were examined for Community Reinvestment Act compliance in 2010 and received a rating of “Outstanding.”

Holding Company Regulation. LSB Financial is a unitary savings and loan holding company subject to regulatory oversight by the OTS. LSB Financial is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over us and our non-savings institution subsidiaries. Under the Dodd-Frank Act, on July 21, 2011 (subject to a possible six-month extension) these regulatory responsibilities will be transferred from the OTS to the Federal Reserve.

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

Federal Securities Law. The shares of Common Stock of LSB Financial have been registered with the SEC under the Securities Exchange Act (the “Exchange Act”). LSB Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules of the SEC thereunder. If LSB Financial has fewer than 300 shareholders, it may deregister its shares under the Exchange Act and cease to be subject to the foregoing requirements.

Shares of Common Stock held by persons who are affiliates of LSB Financial may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933. If LSB Financial meets the current public information requirements under Rule 144, each affiliate of LSB Financial who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of LSB Financial or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Shares of Common Stock held by persons who are affiliates of LSB Financial may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933. If LSB Financial meets the current public information requirements under Rule 144, each affiliate of LSB Financial who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of LSB Financial or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Under the Dodd-Frank Act, beginning in 2013, LSB Financial will be required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments made in connection with mergers or acquisitions. These votes will be non-binding and advisory. Beginning in 2013, LSB Financial must also permit shareholders at least once every six years to determine on an advisory basis whether such votes should be held every one, two, or three years.

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

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management. As a small reporting company, under the Dodd-Frank Act LSB Financial is not subject to any obligation to have an auditor attestation to the effectiveness of its controls included in its annual report.

Although LSB Financial will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on LSB Financial’s results of operations or financial condition.

Emergency Economic Stabilization Act of 2008. In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief

Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. The Company decided not to participate in the TARP CPP.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), signed into law on February 17, 2009, amended the EESA as it applies to institutions that receive financial assistance under TARP. ARRA, more commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation limits on all current and future TARP recipients until the institution has repaid the Treasury.

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as LSB Financial, will be regulated in the future. Among other things, these provisions abolish the OTS and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of LSB Financial in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. LSB Financial’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition, and results of operations of LSB Financial. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and LSB Financial in particular, is uncertain at this time.

Before and after EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the Internal Revenue Service, the SEC and others to further the economic and banking industry stabilization efforts. It remains unclear at this time what further legislative and regulatory measures will be implemented affecting LSB Financial.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Mortgage Reform and Anti-Predatory Lending. Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with a pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

Predatory Lending. The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing “predatory lending.” The term “predatory lending” encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following: (i) making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board amended Regulation Z to broaden the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 (“HOEPA”). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8 percent of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower’s interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Bank does not anticipate that these provisions, or any similar state predatory lending regulations, will materially affect its financial condition or results of operations.

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

A portion of our reserves for losses on loans which are presented on the statement of financial condition of retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses.  As of December 31, 2010, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million.  We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting.  We have not been audited by the IRS during the last five fiscal years.

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

Employees

At December 31, 2010, we had a total of 93 employees, including 4 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana.  We own our main office and three branch offices.  The fourth branch office is leased with the term of the lease expiring in 2014. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2010 was approximately $6.1 million.  We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

We maintain an on-line database of depositor and borrower customer information.  The net book value of our data processing, computer equipment and software at December 31, 2010 was $315,000.

Item 3.   Legal Proceedings

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

The updated Supervisory Agreement eliminates certain requirements satisfied in the Bank’s prior agreement with the OTS. Among other things, under the Supervisory Agreement, the Bank’s board of directors must continue to provide written workout plans for certain classified assets and present quarterly status reports to the OTS.  The Bank’s board of directors must also revise its policy on concentrations of credit and in the event the revised limits are lower adopt a plan to bring the Bank into compliance with the revised policy.  The Bank must also revise its policies and procedures related to the establishment and maintenance of its allowance for loan losses.  However, the Supervisory Agreement does not require an additional provision for loan loss reserves.  The Supervisory Agreement places restrictions on the Bank with respect to certain operating activities, requiring prior notice to the OTS of changes in directors and senior executive officers; and prior written non-objection from the OTS with respect to senior executive officer or director compensation, material third party service provider contracts, and asset growth over certain levels until the approval of the Bank’s business plan.

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

Item 4. (Removed and Reserved)

Item 4.5 Executive Officers of the Registrant

The executive officers of LSB Financial are identified below.  The executive officers are elected annually by the Board of Directors of LSB Financial.

Randolph F. Williams (age 62).  Mr. Williams is President and Chief Executive Officer of LSB Financial and its wholly-owned subsidiary, Lafayette Savings.  Mr. Williams was appointed to the Board of Directors of LSB Financial in September 2001.  He was appointed President of LSB Financial in September 2001 and Chief Executive Officer in January 2002.  Mr. Williams served as President and Chief Operating Officer of Delaware Place Bank in Chicago, Illinois from 1996 until joining LSB Financial.  Mr. Williams has over 25 years of banking-related experience.

Mary Jo David (age 61).  Ms. David is Vice President, Chief Financial Officer and Secretary of LSB Financial and Lafayette Savings.  She has held these positions with the Company since its formation in 1994 and with Lafayette Savings since 1992 and was elected a Director of LSB Financial and Lafayette Savings in 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.  Additionally, pages 54 through 55 and page 68 of our 2010 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.  In addition, the “Equity Compensation Plan Information” contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

(b)           We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-K.

(c)           The following table sets forth the number and price paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(2)
October 1 – October 31, 2010	---	---	---	52,817
November 1 – November 30, 2010	---	---	---	52,817
December 1 – December 31, 2010	---	---	---	52,817

Total	---	---	---	52,817

(1) There were no shares repurchased other than through a publicly announced plan or program.
(2) We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Pages 3 through 27 of our 2010 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Pages 32 through 64 of our 2010 Annual Report to Shareholders attached to this document as Exhibit 13 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  An evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 31, 2010 (the “Evaluation Date”), was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of the Evaluation Date are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were designed to ensure that information required to be disclosed in those reports is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with our evaluation of controls that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this 10-K, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning LSB Financial directors is incorporated herein by reference to the sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2011 under the caption “Proposal 1 - Election of Directors.” Information concerning LSB Financial executive officers is included in Item 4.5 in Part I of this Form 10-K and is incorporated herein by reference.

The information relating to corporate governance required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2011 under the caption “Corporate Governance.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2011 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” incorporated herein by reference.

LSB Financial has a written code of ethics that applies to all of our directors, officers and employees. The code of ethics is available on our website at www.lsbank.com.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2011 with the captions “Executive Compensation” and “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2011 with the caption “Principal Holders of Common Stock.”

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	36,785 (2)	17.82 (3)	77,250 (4)
Equity compensation plans not approved by security holders	---	---	---

(1)  LSB Financial Corp.’s 1995 Stock Option and Incentive Plan terminated on August 22, 2005 so no further options may be granted under the 1995 Stock Option and Incentive Plan.  LSB Financial Corp.’s Recognition and Retention Plan terminated by its terms on August 22, 2005, so no further awards may be made under the Recognition and Retention Plan.
(2) Includes 33,035 shares under LSB Financial Corp.’s 1995 Stock Option and Incentive Plan, 3,750 shares under the LSB Financial Corp. 2007 Stock Option and Incentive Plan and no shares under LSB Financial Corp.’s Recognition and Retention Plan.
(3) The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the Recognition and Retention Plan have no exercise price and no shares have been awarded under the Recognition and Retention Plan.
(4) The total in Column (c) is the number of shares reserved for issuance under the LSB Financial Corp. 2007 Stock Option and Incentive Plan excluding the 3,750 shares included in Column (a).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence and certain relationships and transactions is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2011 with the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2011 with the caption “Accountant’s Fees.”

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Annual Report Page No(s).
Financial Statements:
Report of BKD, LLP, Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets at December 31, 2010 and 2009	32
Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009	33
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009	34
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	35
Notes to Consolidated Financial Statements	36-64

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

LSB FINANCIAL CORP.

Date: March 16, 2011	By:	/s/ Randolph F. Williams
Randolph F. Williams, President,
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck	/s/ Randolph F. Williams
Mariellen M. Neudeck, Chairman of the Board	Randolph F. Williams, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)

Date: March 16, 2011	Date: March 16, 2011

/s/ James A. Andrew	/s/ Kenneth P. Burns
James A. Andrew, Director	Kenneth P. Burns, Director

Date: March 16, 2011	Date: March 16, 2011

/s/ Philip W. Kemmer	/s/ Stephen E. Belter
Philip W. Kemmer, Director	Stephen E. Belter, Director

Date: March 16, 2011	Date: March 16, 2011

/s/ Thomas R. McCully
Jeffrey A. Poxon, Director	Thomas R. McCully, Director

Date: March , 2011	Date: March 16, 2011

/s/ Mary Jo David
Mary Jo David, Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)	Charles W. Shook, Director

Date: March 16, 2011	Date: March , 2011

INDEX TO EXHIBITS
Regulation S-K Exhibit Number	Document

3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Bylaws, as amended and restated, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2009, are incorporated herein by reference.
4	Registrant’s Specimen Stock Certificate, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), is incorporated herein by reference.
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

13	Annual Report to Shareholders for the Year Ended December 31, 2010.
21	Subsidiaries of Registrant.
23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a - 14(a) Certification (Chief Executive Officer).

31.2	Rule 13a - 14(a) Certification (Chief Financial Officer).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.

E-2