Form 10-Q
period 2011-03-31
LSB FINANCIAL CORP
filed 2011-05-16
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at May 13, 2011
Common Stock, $.01 par value per share	1,553,525 shares

LSB FINANCIAL CORP.

i

PART IFINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$8,495	$10,593
Short-term investments	4,166	2,980
Cash and cash equivalents	12,661	13,573
Available-for-sale securities	11,994	11,805
Loans held for sale	489	2,265
Total loans	322,177	326,153
Less: Allowance for loan losses	(6,547)	(5,343)
Net loans	315,630	320,810
Premises and equipment, net	6,099	6,116
Federal Home Loan Bank stock, at cost	3,583	3,583
Bank owned life insurance	6,306	6,264
Interest receivable and other assets	7,015	7,431
Total Assets	$363,777	$371,847

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$304,929	$311,458
Federal Home Loan Bank advances	20,500	22,500
Interest payable and other liabilities	2,543	2,312
Total liabilities	327,972	336,270

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2011 - 1,553,525 shares, 2010 - 1,553,525 shares	15	15
Additional paid-in-capital	10,988	10,987
Retained earnings	24,579	24,374
Accumulated other comprehensive income	223	201
Total shareholders’ equity	35,805	35,577

Total liabilities and shareholders’ equity	$363,777	$371,847

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Interest and Dividend Income
Loans	$4,358	$4,544
Securities
Taxable	68	59
Tax-exempt	45	62
Other	4	6
Total interest and dividend income	4,475	4,671
Interest Expense
Deposits	990	1,271
Borrowings	121	452
Total interest expense	1,111	1,723
Net Interest Income	3,364	2,948

Provision for Loan Losses	1,176	434
Net Interest Income After Provision for Loan Losses	2,188	2,514

Non-interest Income
Deposit account service charges and fees	292	367
Net gains on loan sales	164	85
Loss on other real estate owned	(24)	(33)
Other	260	275
Total non-interest income	692	694

Non-Interest Expense
Salaries and employee benefits	1,410	1,292
Net occupancy and equipment expense	329	339
Computer service	142	127
Advertising	58	56
FDIC insurance premiums	184	159
Other	466	440
Total non-interest expense	2,589	2,413

Income Before Income Taxes	291	795
Provision for Income Taxes	86	263
Net Income	$205	$532
Basic Earnings Per Share	$0.13	$0.34
Diluted Earnings Per Share	$0.13	$0.34

Dividends Declared Per Share	$0.00	$0.125

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2010	$15	$10,985	$22,646	$238	$33,884
Comprehensive income
Net income			532		532
Change in unrealized appreciation on available-for-sale securities, net of taxes				(2)	(2)
Total comprehensive income					530
Dividends on common stock, $0.125 per share			(195)		(195)
Share-based compensation expense		1			1
Balance, March 31, 2010	$15	$10,986	$22,983	$236	$34,220

Balance, January 1, 2011	$15	$10,987	$24,374	$201	$35,577
Comprehensive income
Net income			205		205
Change in unrealized appreciation on available-for-sale securities, net of taxes				22	22
Total comprehensive income					227
Share-based compensation expense		1			1
Balance, March 31, 2011	$15	$10,988	$24,579	$223	$35,805

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Activities
Net income	$205	$532
Items not requiring (providing) cash
Depreciation	98	110
Provision for loan losses	1,176	434
Amortization of premiums and discounts on securities	16	10
Loss on sale of other real estate owned	24	33
Gain on sale of loans	(164)	(74)
Loans originated for sale	(10,211)	(5,426)
Proceeds on loans sold	12,151	8,192
Amortization of stock options	1	1
Changes in
Interest receivable and other assets	184	170
Interest payable and other liabilities	217	230
Net cash provided by operating activities	3,697	4,212

Investing Activities
Purchases of available-for-sale securities	(1,038)	---
Proceeds from maturities of available-for-sale securities	870	353
Net change in loans	4,004	(3,759)
Proceeds from sale of other real estate owned	165	205
Purchase of premises and equipment	(81)	(68)
Net cash provided by (used in) investing activities	3,920	(3,269)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(960)	10,575
Net change in certificates of deposit	(5,569)	2,518
Proceeds from Federal Home Loan Bank advances	4,000	8,000
Repayment of Federal Home Loan Bank advances	(6,000)	(21,000)
Dividends paid	---	(195)
Net cash used in financing activities	(8,529)	(102)

Increase (Decrease) in Cash and Cash Equivalents	(912)	841
Cash and Cash Equivalents, Beginning of Period	13,573	12,901
Cash and Cash Equivalents, End of Period	$12,661	$13,742

Supplemental Cash Flows Information
Interest paid	$1,109	$1,723
Income taxes paid	400	140

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	15	11
Loans transferred to other real estate owned	---	274

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
March 31, 2011

Note 1 – General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.  The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2010 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three month period in 2010, 4,212 shares related to stock options outstanding were dilutive and 32,919 were antidilutive.  For the three month period in 2011, 15,327 shares related to stock options outstanding were dilutive and 21,458 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended March 31,
	2011	2010

Weighted average shares outstanding	1,553,525	1,553,525
Stock options	2,715	0
Shares used to compute diluted earnings per share	1,556,240	1,554,059
Basic earnings per share	$0.13	$0.34
Diluted earnings per share	$0.13	$0.34

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
March 31, 2011:
U.S. Government agencies	$3,107	$18	$(4)	$3,121
Mortgage-backed securities – government sponsored entities	2,441	165	---	2,606
State and political subdivisions	6,075	194	(2)	6,267
	$11,623	$377	$(6)	$11,994

December 31, 2010:
U.S. Government sponsored agencies	$2,081	$19	$(4)	$2,096
Mortgage-backed securities – government sponsored agencies	2,529	145	---	2,674
State and political subdivisions	6,860	181	(6)	7,035
	$11,470	$345	$(10)	$11,805

The amortized cost and fair value of available-for-sale securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	March 31, 2011
	(in thousands)

Within one year	$1,582	$1,617
One to five years	4,760	4,814
Five to ten years	2,360	2,464
After ten years	480	493
	9,182	9,388

Mortgage-backed securities	2,441	2,606

Totals	$11,623	$11,994

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $3.0 million at March 31, 2011 and $3.1 million at December 31, 2010.  There were no sales of securities during either period.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
March 31, 2011
U.S. Government sponsored agencies	$1,565	$4	$	---	$	---	$1,565	$4
State and political subdivisions	448	2		---		---	448	2
Total temporarily impaired securities	$2,013	$6	$	---	$	---	$2,013	$6
December 31, 2010
U.S. Government sponsored agencies	$1,042	$4	$	---	$	---	$1,042	$4
State and political subdivisions	874	6		---		---	874	6
Total temporarily impaired securities	$1,916	$10	$	---	$	---	$1,916	$10

Note 5 - Loans and Allowance for Loan Losses

Categories of loans include:

	March 31, 2011	December 31, 2010
Real Estate
One-to-four family residential	$122,672	$122,856
Multi-family residential	50,617	53,458
Commercial real estate	91,964	90,395
Construction and land development	30,228	30,467
Commercial	14,150	16,332
Consumer and other	1,167	1,208
Home equity lines of credit	16,652	17,043
Total loans	327,450	331,759

Less
Net deferred loan fees, premiums and discounts	(489)	(499)
Undisbursed portion of loans	(4,784)	(5,107)
Allowance for loan losses	(6,547)	(5,343)
Net loans	$315,630	$320,810

Activity in the allowance for loan losses was as follows:

	2011	2010
Balance, beginning of year	$5,343	$3,737
Provision charged to expense	1,176	2,759
Losses charged off, net of recoveries of $38 for 2011 and $109 for 2010	28	(1,153)
Balance, end of year	$6,547	$5,343

  Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the first three months of 2011 is provided below.

	Allowance for Loan Losses and Recorded Investment in Loans for the Quarter Ended March 31, 2011
March 31, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$565	$242	$773	$1,138	$2,061	$	---	$480	84	5,343
Provision charged to expense	162	231	690	17	33		78	(37)	2	1,176
Losses charged off	---	---	---	---	---		---	---	(9)	(9)
Recoveries	---	22	8	---	---		---	7	---	37
Ending balance	727	495	1,471	1,155	2,094		78	450	77	6,547
ALL individually evaluated	184	57	203	961	1,260		---	184	2	2,851
ALL collectively evaluated	711	536	1,423	60	654		112	99	101	3,696
Loans individually evaluated	1,942	1,627	8,821	6,391	11,182		---	4,485	217	34,665
Loans collectively evaluated	12,208	56,765	55,459	44,226	80,782		16,338	9,405	17,602	292,785

Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2010
December 31, 2010	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$103	$402	$1,214	$344	$1,095	$38	$518	23	3,737
Provision charged to expense	527	(61)	3	794	1,140	(46)	337	65	2,759
Losses charged off	68	117	579	---	211	---	402	5	1,382
Recoveries	3	18	135	---	37	8	27	1	229
Ending balance	565	242	773	1,138	2,061	---	480	84	5,343
ALL individually evaluated	285	122	390	574	1,039	---	242	42	2,694
ALL collectively evaluated	280	120	383	564	1,022	---	238	42	2,649
Loans individually evaluated	4,334	3,365	16,529	11,491	21,828	---	6,865	279	64,691
Loans collectively evaluated	11,998	56,941	46,021	41,967	68,567	15,957	7,645	17,972	267,068

Our policy is to charge off loans when, in management’s opinion, full collectability of principal and interest based on the contractual terms of the loan is unlikely.

We rate all loans by credit quality using the following designations:

GRADE 1 - Pass, superior credit quality

Loans of the highest quality.  Financial strength of the borrower (exhibited by extremely low debt-to-income ratios/high debt-service coverage, low loan-to-value ratio, and clean credit history) is such that no loss is anticipated.  Probability of serious or rapid deterioration is extremely small.

GRADE 2 - Pass, good credit quality

Loans of good quality.  Overall above average credit, with strong capacity to repay (exhibited by higher debt-to-income ratios/lower debt-service coverage than Grade 1, but still better than average levels), sound credit history and employment.  Loan-to-value is not as strong as Grade 1, but is greater than Grade 3.  Minor loss exposure with the probability of serious financial deterioration unlikely.

GRADE 3 - Pass, low risk

Loans of satisfactory quality.  Average quality due to average capacity to repay (exhibited by higher debt-to-income ratios/lower debt-service coverage than Grade 2 but better than levels requiring Loan Committee approval), employment, credit history, loan-to-value ratio, or paying habits.  Deterioration possible if adverse factors occur.

GRADE 4 - Pass, acceptable risk

Loans of marginal, but acceptable quality due to below average capacity to repay (exhibited by high debt-to-income ratios/low debt-service coverage), high loan-to-value, or poor paying habits. Deterioration likely if adverse factors occur.

GRADE W-4 - Pass, watch list credit

These loans have the same characteristics as standard Grade 4 loans, with an added significant weakness such as the global debt-service coverage of the borrower being below 1.00. Such loans should have no delinquencies within the previous 12 months.

GRADE 5- Special Mention

Loans in this classification are in a state of change that could adversely affect paying ability, collateral value or which require monthly monitoring to protect the asset value.

GRADE 6- Substandard

A substandard asset with a defined weakness.  Heavy debt condition, deterioration of collateral, poor paying habits, or conditions present that unless deficiencies are corrected will result in some loss. Loans 90 or more days past due should be automatically included in this grade.

GRADE 7- Doubtful

Poor quality.  Loans in this group are characterized by less than adequate collateral and all of the characteristics of a loan classified as substandard.  The possibility of a loss is extremely high, but factors may be underway to minimize the loss or maximize the recovery.

GRADE 8 - Loss

Loans classified loss are considered uncollectible and of such little value that their continuance as an asset is not warranted.

Interest income is generally not accrued on loans which are delinquent 90 days or more, or for loans which management believes, after giving consideration to a number of factors, including economic and business conditions and collection efforts, collection of interest is doubtful.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

The following table provides an analysis of loan quality using the above designations, based on property type at March 31, 2011.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total

1- Superior	$42	$3,278	$121	$	---	$183	$	---	$174	$1,464	$5,262
2 - Good	2,514	22,065	5,406		8,064	10,523		2,906	904	10,633	63,015
3 - Pass Low risk	4,086	22,999	15,107		25,485	31,862		9,408	711	4,404	114,062
4 - Pass	5,042	6,907	28,687		6,062	26,465		4,025	2,898	1,027	81,113
4W - Watch	132	1,301	4,278		3,900	6,635		---	1,200	74	17,520
5 - Special mention	392	214	1,860		715	5,114		---	3,518	---	11,813
6 - Substandard	1,942	1,628	8,821		6,391	11,182		---	4,484	217	34,665
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$14,150	$58,392	$64,280		$50,617	$91,964		$16,339	$13,889	$17,819	$327,450

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2010.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total

1- Superior	$42	$3,364	$160	$112	$207	$	---	$218	$1,458	$5,565
2 - Good	3,227	20,113	5,353	8,248	10,690		3,073	953	11,079	63,736
3 - Pass Low risk	3,767	26,149	15,514	26,040	31,532		8,843	1,150	4,404	117,399
4 - Pass	4,960	7,113	25,016	7,567	26,414		4,040	5,325	930	81,364
4W - Watch	172	1,351	5,591	4,353	8,331		---	2,483	116	22,398
5 - Special mention	3,899	462	5,535	2,478	4,799		---	---	97	17,269
6 - Substandard	265	1,753	5,382	4,660	8,421		---	4,382	164	25,027
7 - Doubtful	---	---	---	---	---		---	---	---	---
8 - Loss	---	---	---	---	---		---	---	---	---
Total	$16,332	$60,306	$62,550	$53,458	$90,395		$15,957	$14,510	$18,251	$331,759

Analyses of past due loans segregated by loan type as of March 31, 2011 and December 31, 2010 are provided below.

	Loan Portfolio Aging Analysis as of March 31, 2011

	30-59 Days	60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Memo Under 90 Days and Not Accruing		Memo Total 90 Days and Accruing

Commercial	$105	$	---	$247	$352	$13,798	$14,150	$	---	$	---
Owner occupied 1-4	433		129	487	1,049	57,344	58,393		1,130		---
Non owner occupied 1-4	1,472		794	2,438	4,704	59,576	64,280		2,818		---
Multi-family	---		---	2,290	2,290	48,327	50,617		559		---
Commercial Real Estate	1,823		176	5,948	7,947	84,017	91,964		245		---
Construction	---		---	---	---	16,338	16,338		---		---
Land	159		---	1,022	1,181	12,708	13,889		1,324		---
Consumer and home equity	---		---	159	159	17,660	17,819		90		---
Total	$3,992		$1,099	$12,591	$17,681	$309,768	$327,450		$6,166	$	---

	Loan Portfolio Aging Analysis as of December 31, 2010

	30-59 Days	60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Memo Under 90 Days and Not Accruing		Memo Total 90 Days and Accruing

Commercial	$60	$	---	$251	$311	$16,021	$16,332	$	---	$	---
Owner occupied 1-4	139		539	515	1,193	59,113	60,306		715		---
Non owner occupied 1-4	---		176	3,293	3,469	59,080	62,550		1,918		48
Multi-family	---		---	2,289	2,289	51,168	53,458		559		---
Commercial Real Estate	338		55	5,639	6,032	84,363	90,395		213		628
Construction	---		---	---	---	15,957	15,957		---		---
Land	16		---	1,022	1,039	12,472	14,510		1,468		---
Consumer and home equity	5		39	134	178	18,073	18,251		30		---
Total	$559		$809	$13,143	$14,511	$317,248	$331,759		$4,903		$676

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement.  The following table presents impaired loans and interest recognized on them for 2011.

Impaired Loans as of and for the Quarter Ended March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Impaired Loans	Interest Income Recognized
Loans without specific valuation allowance
Residential Real Estate	$13,088	$13,088	$	---	$9,967	$99
Commercial Real Estate	7,584	7,959		---	6,817	54
Non real estate	1,704	1,704		---	865	9

Loans with a specific valuation allowance
Residential Real Estate	1,862	1,852		303	1,981	8
Commercial Real Estate	10,178	10,178		2,364	8,085	38
Non real estate	249	249		184	250	1

Total
Residential Real Estate	14,950	14,940		303	11,948	107
Commercial Real Estate	17,762	18,137		2,364	14,902	92
Non real estate	1,953	1,953		184	1,115	10

Impaired Loans as of and for the Year Ended December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Impaired Loans	Interest Income Recognized
Loans without specific valuation allowance
Residential Real Estate	$7,485	$6,385	$	---	$7,661	$391
Commercial Real Estate	7,238	7,765		---	6,765	343
Non real estate	---	---		---	46	8

Loans with a specific valuation allowance
Residential Real Estate	1,128	1,128		70	818	21
Commercial Real Estate	4,534	4,534		1,125	2,628	77
Non real estate	239	239		169	197	12

Total
Residential Real Estate	8,613	7,513		70	8,479	412
Commercial Real Estate	11,772	12,299		1,125	9,393	420
Non real estate	239	239		169	243	12

All loans rated substandard are considered impaired.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to contractual terms of the loan agreement.   Loans that are considered impaired are reviewed to determine if a specific allowance is required based on the borrower’s financial condition, resources and payment record, support from guarantors and the realizable value of any collateral.  As a practical expedient the Bank will typically use the collateral fair market value method to determine impairments unless circumstances preclude its use.  In this method, any portion of the investment above the current fair market value of the collateral at the time of modification should be identified as an impairment. Fair market value is determined using a current appraisal or evaluation in compliance with federal appraisal regulations.

The following table gives a breakdown of non-accruing loans by loan class at March 31, 2011.

Loan Class	March 31, 2011	December 31, 2010

Commercial	$247	$251
Owner occupied 1-4	1,617	1,230
Non owner occupied 1-4	5,256	5,163
Multi-family	2,848	2,848
Commercial Real Estate	6,193	5,224
Construction	---	---
Land	2,347	2,490
Consumer and home equity	249	164
Total	$18,757	$17,370

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  All interest accrued, but not received for loans placed on non-accrual, is reversed against interest income.  Interest subsequently received on such loans is accounted for by using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual status.

Loans to related parties at December 31, 2010 totaled $2,456, reduced by paydowns of $79 and increased by new debt of $770.  Loans to related parties at March 31, 2011 totaled $3,147.

Note 6 - Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	March 31,
	2011	2010
	(in Thousands)

Net unrealized gain on securities available-for-sale	$36	$(3)
Tax expense	14	(1)

Other comprehensive income	$22	$(2)

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
				(in Thousands)
Available-for-sale securities
March 31, 2011
U.S. government sponsored agencies	$3,121	$	---	$3,121	$	---
Mortgage-backed securities	2,606		---	2,606		---
State and political subdivisions	6,267		---	6,267		---
Totals	11,994		---	11,994		---

Available-for-sale securities
December 31, 2010
U.S. government agencies	$2,096	$	---	$2,096	$	---
Mortgage-backed securities	2,674		---	2,674		---
State and political subdivisions	7,035		---	7,035		---
Totals	11,805		---	11,805		---

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in Thousands)
Impaired loans March 31, 2011	$10,102	$	---	$	---	$10,102

Impaired loans December 31, 2010	$12,013	$	---	$	---	$12,013

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 (formerly FAS 107) not previously disclosed at March 31, 2011.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in Thousands)
Financial assets
Cash and cash equivalents	$12,661	$12,661	$13,573	$13,573
Available-for-sale securities	11,994	11,994	11,805	11,805
Loans held for sale	489	489	2,265	2,265
Loans, net of allowance for loan losses	315,630	325,175	320,810	331,913
Federal Home Loan Bank stock	3,583	3,583	3,583	3,583
Interest receivable	1,314	1,314	1,421	1,421
Financial liabilities
Deposits	304,929	308,806	311,458	316,112
Federal Home Loan Bank advances	20,500	20,790	22,500	22,920
Interest payable	64	64	62	62

Note 8 –Accounting Developments

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures.  Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of the past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company adopted the standard as required and disclosures are included with this Form 10-Q.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 7: Disclosures About Fair Value of Assets and Liabilities.  Those new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.

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

Lafayette Savings is, and intends to continue to be, an independent, community-oriented financial institution. The Bank has been in business for 141 years and differs from many of our competitors in having a local board and local decision-making in all areas of business. In general, our business consists of attracting or acquiring deposits and lending that money out primarily as real estate loans to construct and purchase single-family residential properties, multi-family and commercial properties and to fund land development projects. We also make a limited number of commercial business and consumer loans.

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community, for understanding their financial needs and for finding a way to meet those needs. We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies. We believe this sets us apart from the other 19 banks and credit unions that compete with us. We also believe that operating independently under the same name for over 141 years is a benefit to us—especially as local offices of large banks often have less local authority as their companies strive to consolidate. Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local or very large bank has proved to be a successful strategy.

In these extraordinary economic times, we find ourselves in a community that to some extent has been sheltered from the worst effects of the slowdown. The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park, and the growth of a new medical corridor spurred by the building of two new hospitals.  The area wasn’t immune to the effects of the recession but there are signs of recovery.  Based on a report from Greater Lafayette Commerce, manufacturing employment is slowly returning to pre-recession levels, healthcare facility growth is continuing at a record pace and Purdue University continues an aggressive construction agenda.  Capital investments announced and/or made in 2010 totaled $640 million compared to $341 million in 2009 and $593 million in 2008.  Wabash National, the area’s second largest industrial employer, reported fourth quarter operating results which were the best since 2007 and noted that forecasts for 2011 showed “an approximate increase of 30 to 60 percent over 2010 levels.”  Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, announced the addition of 100 full-time production positions.  In addition, Nanshan America will be opening a plant in Lafayette in 2011 employing 200 people and a new psychiatric hospital has announced it will open in Lafayette and employ 135.  In the education sector, Purdue’s West Lafayette 2010-2011 enrollment was up slightly from last year to just under 40,000 students and Ivy Tech’s enrollment set a record with over 8,000 students.  The Purdue Research Park includes 100 high-tech and life science businesses, has more than 3,700 employees earning an average annual wage of $54,000 and has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state.  The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 but by March 2011 had improved to 6.9% compared to 8.5% for Indiana and 8.8% nationally.

The housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings.  The five year percent change in house prices according to the Federal Housing Finance Agency was a 0.99% increase with the one-year change a 1.89% decrease.  The number of houses sold in the county in 2010 was down 7% from last year but some of this was influenced by the timing of the tax credits offered to new home buyers.  Building permits were virtually unchanged from last year and in the same relatively low range for housing permits over the last four years.  Some of this slowdown is believed to be in reaction to earlier overbuilding in the county as well as the increase in available properties due to foreclosure.

We continue to work with borrowers who have fallen behind on their loans. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. In 2010 local deposits grew substantially including an increase of $37.8 million or 35.0% in core deposits, primarily because of depositors’ preference for the safety of insured deposits. We saw a decrease in local deposits in the first three months of 2011 primarily in time accounts as deposits are becoming more rate sensitive and willing to tolerate more risk.  Because of a limited demand for loans we are not aggressively pursuing deposits.  While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve.  The Federal Reserve has held short-term rates at almost zero for the last two years while long-term rates have stayed in the 4.0% range.  Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step and in fact our net interest margin has been increasing. Our expectation for 2011 is that deposits rates will gradually increase as the Federal Reserve begins to respond to inflation concerns by raising rates. Overall loan rates are expected to gradually rise.

Rate changes can typically be expected to have an impact on interest income. Because the government is expected to discontinue some stimulus programs, we expect to see the money supply shrink and market rates rise. Rising rates generally increase borrower preference for adjustable rate products which we typically keep in our portfolio, and existing adjustable rate loans can be expected to reprice to higher rates which could be expected to have a positive impact on our interest income. With fewer fixed rate loans we would expect to sell fewer loans on the secondary market. Although new loans put on the books early in 2011 will be at comparatively low rates we expect higher rates later in the year will result in an increase in the average rate of new loans.

Our primary expense is interest on deposits and FHLB advances which are used to fund loan growth. We offer customers in our market area time deposits for terms ranging from three months to five years, checking accounts and savings accounts. We also purchase brokered deposits and FHLB advances as needed to provide funding or improve our interest rate risk position. Generally when interest rates are low, depositors will choose shorter-term products and conversely when rates are high, depositors will choose longer-term products.

We consider expected changes in interest rates when structuring our interest-earning assets and our interest-bearing liabilities. When rates are expected to increase we try to book shorter-term assets that will reprice relatively quickly to higher rates over time, and book longer-term liabilities that will remain for a longer time at lower rates. Conversely, when rates are expected to fall, we would like our balance sheet to be structured such that loans will reprice more slowly to lower rates and deposits will reprice more quickly. We currently offer a three-year and a five-year certificate of deposit that allows depositors one opportunity to have their rate adjusted to the market rate at a future date to encourage them to choose longer-term deposit products. However, since we are not able to predict market interest rate fluctuations, our asset/liability management strategy may not prevent interest rate changes from having an adverse effect on our results of operations and financial condition.

Our results of operations may also be affected by general and local competitive conditions, particularly those with respect to changes in market rates, government policies and actions of regulatory authorities.

The level of turmoil in the financial services industry does present unusual risks and challenges for the Company, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Possible Implications of Current Events” in the Annual Report to Shareholders filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2010.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2010 included in the Annual Report to Shareholders filed as Exhibit 13 to the Company’s Form 10-K for the year ended December 31, 2010. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Lafayette Savings’ primary market area for lending is Tippecanoe County, Indiana and to a lesser extent the eight surrounding counties. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect of changing economic conditions on Lafayette Savings’ customers.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Our total assets decreased $8.1 million, or 2.17%, during the three months from December 31, 2010 to March 31, 2011.  Primary components of this decrease were a $7.0 million decrease in net loans receivable including loans held for sale and a $912,000 decrease in cash and short-term investments and a $416,000 decrease in other assets.  Management attributes the decrease in loans to an increase in residential mortgage loan activity due to the ongoing interest of residential borrowers in refinancing their mortgages to lower, fixed rate mortgages in response to continuing low interest rates.  Many of these loans are sold on the secondary market.  In addition demand for commercial loans continues to be slow.  A $6.5 million decrease in deposits was generally due to an increased willingness by Bank customers to forego the safety of FDIC deposit insurance coverage and search for higher returns from more risky investments.  Because of the slower loan demand the Bank was willing to allow these rate-sensitive funds to leave the Bank.  We also reduced Federal Home Loan Bank advances from $22.5 million at December 31, 2010 to $20.5 million at March 31, 2011.

Non-performing assets, which include non-accruing loans and foreclosed assets, increased slightly from $18.1 million at December 31, 2010 to $18.7 million at March 31, 2011.  Non-performing loans at March 31, 2011 comprised $10.0 million or 54.01% of one- to four-family or multi-family residential real estate loans, $8.5 million or 45.45% of loans on land or commercial property, and $258,000 or 1.38% of commercial business loans.  Non-performing assets also include $1.0 million in foreclosed assets.  At March 31, 2011, our allowance for loan losses equaled 2.03% of total loans compared to 1.65% at December 31, 2010. The allowance for loan losses at March 31, 2011 totaled 33.10% of non-performing assets compared to 27.74% at December 31, 2010, and 34.90% of non-performing loans at March 31, 2011 compared to 29.61% at December 31, 2010.  Our non-performing assets equaled 5.44% of total assets at March 31, 2011 compared to 5.18% at December 31, 2010.  Non-performing loans totaling $9,000 were charged off in the three months of 2011, offset by $37,000 of recoveries.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties.  There were no foreclosed properties acquired in the first three months of 2011.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.  Effective August 31, 2010, the Bank entered into a Supervisory Agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (“OTS”) requiring the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses.  The Bank has implemented the revised policy which it presumes will address the concerns expressed by the OTS and awaits notification from the OTS that it is acceptable.  The Supervisory Agreement does not require an additional provision for loan loss reserves.

Shareholders’ equity increased from $35.6 million at December 31, 2010 to $35.8 million at March 31, 2011, an increase of $228,000, or 0.64%, primarily as a result of net income of $205,000.  Shareholders’ equity to total assets was 9.84% at March 31, 2011 compared to 9.57% at December 31, 2010.

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

	Three months ended March 31,				Three months ended March 31,
	2011				2010
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$319,425		$4,358	5.46%	$320,762		$4,544	5.67%
Other investments	20,453		117	2.29	20,719		127	2.45
Total interest-earning assets	339,878		4,475	5.27	341,481		4,671	5.47

Interest-Earning Liabilities
Savings deposits	$25,673		10	0.16	$25,816		39	0.60
Demand and NOW deposits	119,369		161	0.54	88,083		140	0.64
Time deposits	162,779		819	2.01	173,000		1,092	2.52
Borrowings	20,167		121	2.40	52,000		452	3.48
Total interest-bearing liabilities	327,988		1,111	1.35	338,899		1,723	2.03

Net interest income			$3,364				$2,948
Net interest rate spread				3.92%				3.44%
Net earning assets	$11,890				$2,582
Net yield on average interest-earning assets				3.96%				3.45%
Average interest-earning assets to average interest-bearing liabilities	1.04	x			1.01	x
_________________
     (1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Comparison of Operating Results for the Quarter ended March 31, 2011 and March 31, 2010

General.  Net income for the three months ended March 31, 2011 was $205,000, a decrease of $327,000, or 61.47%, from the three months ended March 31, 2010.  The decrease was primarily due to a $742,000 or 170.97% increase in the provision for loan losses and a $176,000 or 7.29% increase in non-interest expenses partially offset by a $416,000 or 14.11% increase in net interest income and a $177,000 decrease in taxes.

Net Interest Income.  Net interest income for the three months ended March 31, 2011 increased $416,000 or 14.11%, over the same period in 2010.  This increase was due to a 51 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 3.45% for the three months ended March 31, 2010 to 3.96% for the three months ended March 31, 2011 and by a $9.3 million increase in average net interest-earning assets.  The increase in net interest margin is primarily due to the 68 basis point decrease in the average rate on interest-bearing liabilities from 2.03% for the three months ended March 31, 2010 to 1.35% for the three months ended March 31, 2011. The average rate on interest-earning assets decreased 20 basis points from 5.47% to 5.27% for the same respective periods.

Interest income on loans decreased $186,000, or 4.09%, for the three months ended March 31, 2011 compared to the same three months in 2010.  The average rate on loans fell from 5.67% to 5.46% partly due to the continuing action by the Federal Reserve to keep interest rates low.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $10,000, or 7.87%, for the three months ended March 31, 2011 compared to the same period in 2010.  This was primarily the result of a 16 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock.  The average balances were virtually unchanged.

Interest expense for the three months ended March 31, 2011 decreased $612,000, or 35.52%, compared to the same period in 2010 due to a $281,000 decrease in interest paid on deposits and a $331,000 decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on time deposits from 2.52% for the first three months of 2010 to 2.01% for the first three months of 2011 and a $31.3 million increase in the average balance of lower rate demand deposit accounts and a $10.2 million decrease in the average balance of comparatively higher rate time deposits.  The increase in demand accounts was largely due to an increase in public funds while the decrease in time deposits came from depositors opting for higher paying, more risky investments as they feel more confident about the economic situation.   The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 3.48% for the first three months of 2010 to 2.40% for the first three months of 2011 because of lower rates in the economy and a $31.8 million decrease in average balances as we used the increase in demand deposit accounts to pay off higher rate advances.

Provision for Loan Losses.   The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	03/31/11	12/31/10	03/31/10
	(in Thousands)

Loans delinquent 30-59 days	$2,632	$559	$427
Loans delinquent 60-89 days	246	809	2,262
Total delinquencies under 90 days	2,878	1,368	2,689
Accruing loans past due 90 days	0	676	1,927
Non-accruing loans	18,757	17,370	15,226
Total non-performing loans	18,757	18,046	17,153
OREO	1,024	1,214	1,785
Total non-performing assets	$19,781	$19,260	$18,938

Loans that are less than 90 days delinquent but are non-accruing are included in the non-accruing loan category but not in the delinquencies under 90 days.

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

The $711,000 increase in non-performing loans at March 31, 2011 compared to December 31, 2010 was primarily due to the addition of $2.3 million in new loans of which $1.8 million were residential properties and $580,000 were nonresidential or land loans.  This amount was offset by $1.4 million of payments on loans that were establishing a pattern of compliance after having been placed on nonperforming status and $169,000 of loans that had paid in full or returned to performing status and $9,000 that was charged off.

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

At March 31, 2011 our largest areas of concern were loans on non-residential properties, one- to four-family non-owner occupied rental properties, and, to a lesser extent land development loans.  Loans totaling $7.9 million on non-residential properties, $4.7 million on one- to four-family rental properties, and $1.2 million on land development were past due more than 30 days at March 31, 2011.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  The non-residential properties are typically loans where the borrowers are seeing increased vacancies and late rent payments because of the economy.  Land loans are of some concern as absorption rates are slower than anticipated on development loans, although sales continue to improve.

We recorded a $1.2 million provision for loan losses for the three months ended March 31, 2011 as a result of our analyses of our current loan portfolios, compared to $434,000 during the same period in 2010.  The provisions were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio.  The main reason for the increase was the addition of specific reserves on impaired loans due to circumstances arising in the quarter that affected our evaluation of the credits.  During the first three months of 2011, we charged $9,000 against loan loss reserves and had recoveries of $37,000.   We expect to obtain possession of more properties in 2011 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $6.5 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $10.2 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers and none of these loans is delinquent.  We also have $7.8 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  Of these loans, $1.8 million are currently over 30 days past due.  Our total high loan-to-value loans at March 31, 2011 were at 47% of capital, well under regulatory guidelines of 100% of capital.  We have $16.7 million of Home Equity Lines of Credit of which four loans totaling $238,000 were delinquent more than 30 days at March 31, 2011.

An analysis of the allowance for loan losses for the three months ended March 31, 2011 and 2010 follows:

(Dollars in Thousands)
	Three months ended March 31,
	2011	2010

Balance at January 1	$5,343	$3,737
Loans charged off	(9)	(50)
Recoveries	37	0
Provision	1,176	434
Balance at March 31	$6,547	$4,121

At March 31, 2011, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $18.8 million compared to $18.0 million at December 31, 2010.  In addition to our non-performing assets, we identified $11.8 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At March 31, 2011, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 2.03% of net loans receivable and 34.90% of non-performing loans at March 31, 2011 compared to 1.65% and 29.61% at December 31, 2010, respectively.  Our non-performing assets equaled 5.44% of total assets at March 31, 2011 compared to 5.18% at December 31, 2010.

Non-Interest Income.  Non-interest income for the three months ended March 31, 2011 decreased by $2,000, or 0.29%, compared to the same period in 2010.  This was primarily due to a $79,000 increase in the gain on the sale of mortgage loans offset by a $75,000 decrease in service charges and fee income.  The increase in the gain on sale of mortgage loans was due to an increase in loans sold from $8.2 million in the first quarter of 2010 to $12.2 million for the same period in 2011 primarily because of continuing low loan rates resulting in borrowers refinancing their mortgages to lower rate fixed rate loans that we typically sell on the secondary market.  The decrease in service fees was primarily due to a lower volume of customer overdrafts.   There was also a $15,000 decrease in other income primarily due to a decrease in debit card fees pending a reimbursement from the servicer and we also recorded a $9,000 decrease in losses on the sale or writedown of OREO properties.

Non-Interest Expense.  Non-interest expense for the three months ended March 31, 2011 increased $176,000 compared to the same period in 2010 due primarily to a $118,000 increase in salaries due primarily to continuing loan origination activity by commission-based loan originators and an increase in health insurance costs, a $25,000 increase in FDIC insurance premiums and a $26,000 increase in other expenses including a $39,000 increase in legal fees reflecting a change in the billing cycle and a $26,000 increase in net loan processing costs related to reimbursements by borrowers, and small increases in accounting fees, dues and subscriptions, demand deposit account losses and others, offset by a $49,000 decrease in costs related to acquiring, maintaining and disposing of foreclosed and OREO properties due to the decrease in the number of foreclosed properties.

Income Tax Expense.   Our income tax provision decreased by $177,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due primarily to decreased pre-tax income.

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

Our liquidity ratios at March 31, 2011 and December 31, 2010 were 6.70% and 6.53%, respectively, compared to a regulatory liquidity base, and 5.90% and 6.06% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At March 31, 2011, we had outstanding commitments to originate loans and available lines of credit totaling $31.7 million and commitments to provide funds to complete current construction projects in the amount of $4.8 million. We had no outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $82.5 million at March 31, 2011.  Included in that number are $2.6 million of brokered deposits.  Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $12.5 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $35.8 million at March 31, 2011 compared to $35.6 million at December 31, 2010, an increase of $228,000 or 0.64%, due primarily to net income of $205,000.  Shareholders’ equity to total assets was 9.84% at March 31, 2011 compared to 9.57% at December 31, 2010.
Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of March 31, 2011 and December 31, 2010, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at March 31, 2011 and December 31, 2010 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$38,637	14.1%	$21,874	8.0%	$27,343	10.0%
Tier I capital (to risk-weighted assets)	35,219	12.9	10,937	4.0	16,406	6.0
Tier I capital (to adjusted total assets)	35,219	9.7	10,897	3.0	18,162	5.0
Tier I capital (to adjusted tangible assets)	35,219	9.7	7,265	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	35,219	9.7	5,448	1.5	N/A	N/A

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$38,288	13.8%	$22,124	8.0%	$27,655	10.0%
Tier I capital (to risk-weighted assets)	34,975	12.6	11,062	4.0	16,593	6.0
Tier I capital (to adjusted total assets)	34,975	9.4	11,148	3.0	18,581	5.0
Tier I capital (to adjusted tangible assets)	34,975	9.4	7,432	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,975	9.4	5,574	1.5	N/A	N/A

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

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of March 31, 2011, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

            Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the business.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

January 1 – January 31, 2011	---	---	---	52,817

February 1 – February 28, 2011	---	---	---	52,817

March 1 – March 31, 2011	---	---	---	52,817

Total	---	---	---	52,817
_______________________
1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: May 16, 2011	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification