Form 10-Q
period 2011-06-30
LSB FINANCIAL CORP
filed 2011-08-15
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at August 1, 2011
Common Stock, $.01 par value per share	1,554,275 shares

LSB FINANCIAL CORP.

PART I                FINANCIAL INFORMATION

Item 1.                      Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$10,061	$10,593
Interest bearing deposits	3,283	2,980
Cash and cash equivalents	13,344	13,573
Available-for-sale securities	12,024	11,805
Loans held for sale	1,342	2,265
Total loans	318,672	326,153
Less: Allowance for loan losses	(7,028)	(5,343)
Net loans	311,644	320,810
Premises and equipment, net	6,192	6,116
Federal Home Loan Bank stock, at cost	3,185	3,583
Bank owned life insurance	6,348	6,264
Interest receivable and other assets	5,782	7,431
Total assets	$359,861	$371,847

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$303,779	$311,458
Federal Home Loan Bank advances	18,000	22,500
Interest payable and other liabilities	1,756	2,312
Total liabilities	323,535	336,270

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2011 - 1,554,275 shares, 2010 - 1,553,525 shares	15	15
Additional paid-in-capital	10,999	10,987
Retained earnings	25,055	24,374
Accumulated other comprehensive income	257	201
Total shareholders’ equity	36,326	35,577

Total liabilities and shareholders’ equity	$359,861	$371,847

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans	$4,245	$4,596	$8,604	$9,140
Securities
Taxable	66	59	134	118
Tax-exempt	43	62	89	125
Other	4	4	7	10
Total interest and dividend income	4,358	4,721	8,834	9,393
Interest Expense
Deposits	943	1,261	1,933	2,532
Borrowings	103	311	224	763
Total interest expense	1,046	1,572	2,157	3,295
Net Interest Income	3,312	3,149	6,677	6,098

Provision for Loan Losses	675	465	1,851	899
Net Interest Income After Provision for Loan Losses	2,637	2,684	4,826	5,199

Non-interest Income
Deposit account service charges and fees	319	397	611	764
Net gains on loan sales	226	92	390	177
Net realized gain on sale of available-for-sale securities	2	0	2	0
Loss on other real estate owned	(311)	(228)	(336)	(261)
Other	278	283	538	558
Total non-interest income	514	544	1,205	1,238

Non-Interest Expense
Salaries and employee benefits	1,372	1,349	2,782	2,641
Net occupancy and equipment expense	268	326	596	665
Computer service	147	148	289	275
Advertising	57	78	115	134
FDIC insurance premiums	134	164	318	323
Other	432	494	900	935
Total non-interest expense	2,410	2,559	5,000	4,973

Income Before Income Taxes	741	669	1,031	1,464
Provision for Income Taxes	264	212	350	475
Net Income	$477	$457	$681	$989
Basic Earnings Per Share	$0.31	$0.29	$0.44	$0.64
Diluted Earnings Per Share	$0.31	$0.29	$0.44	$0.64

Dividends Declared Per Share	$0.00	$0.125	$0.00	$0.250

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2011 and 2010
 (Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2010	$15	$10,985	$22,646	$238	$33,884
Comprehensive income
Net income			989		989
Change in unrealized appreciation on available-for-sale securities, net of taxes				8	8
Total comprehensive income					997
Dividends on common stock, $0.25 per share			(389)		(389)
Share-based compensation expense		1			1
Balance, June 30, 2010	$15	$10,986	$23,246	$246	$34,493

Balance, January 1, 2011	$15	$10,987	$24,374	$201	$35,577
Comprehensive income
Net income			681		681
Change in unrealized appreciation on available-for-sale securities, net of taxes				56	56
Total comprehensive income					737
Stock options exercised (750 shares)		8			8
Tax benefit related to stock options exercised		2			2
Share-based compensation expense		2			2
Balance, June 30, 2011	$15	$10,999	$25,055	$257	$36,326

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Operating Activities
Net income	$681	$989
Items not requiring (providing) cash
Depreciation	197	218
Provision for loan losses	1,851	899
Amortization of premiums and discounts on securities	39	21
Loss on sale of other real estate owned	336	261
Gain on sale of loans	(390)	(177)
Loans originated for sale	(21,323)	(9,826)
Proceeds on loans sold	22,636	12,442
Amortization of stock options	2	1
Tax benefit related to stock options exercised	2	---
Changes in
Interest receivable and other assets	481	270
Interest payable and other liabilities	(594)	66
Net cash provided by operating activities	3,918	5,175

Investing Activities
Purchases of available-for-sale securities	(1,336)	(971)
Proceeds from maturities of available-for-sale securities	951	945
Proceeds from sale of available-for-sale securities	220	---
Net change in loans	7,207	(15,868)
Proceeds from sale of other real estate owned	856	584
Purchase of premises and equipment	(272)	(203)
Redemption of Federal Home Loan Bank stock	398	---
Net cash provided by (used in) investing activities	8,024	(15,513)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(1,056)	13,523
Net change in certificates of deposit	(6,623)	9,332
Proceeds from Federal Home Loan Bank advances	8,000	16,000
Repayment of Federal Home Loan Bank advances	(12,500)	(32,000)
Proceeds from stock options exercised	8	---
Dividends paid	---	(389)
Net cash provided by (used in) financing activities	(12,171)	6,466

Decrease in Cash and Cash Equivalents	(229)	(3,872)
Cash and Cash Equivalents, Beginning of Period	13,573	12,901
Cash and Cash Equivalents, End of Period	$13,344	$9,029

Supplemental Cash Flows Information
Interest paid	$2,154	$3,362
Income taxes paid	675	720

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	36	11
Loans transferred to other real estate owned	207	317

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
June 30, 2011

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

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three and six month periods ended June 30, 2010, 3,750 shares related to stock options outstanding were dilutive and 33,035 were antidilutive.  For the three and six month periods ended June 30, 2011, 14,577 shares related to stock options outstanding were dilutive and 25,208 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding	1,553,764	1,553,525	1,553,645	1,553,525
Stock options	2,382	13	2,463	0
Shares used to compute diluted earnings per share	1,556,146	1,553,538	1,556,108	1,553,525
Basic earnings per share	$0.31	$0.29	$0.44	$0.64
Diluted earnings per share	$0.31	$0.29	$0.44	$0.64

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
June 30, 2011:
U.S. Government sponsored agencies	$3,094	$43	$	---	$3,137
Mortgage-backed securities – government sponsored entities	2,360	154		---	2,514
State and political subdivisions	6,143	230		---	6,373
	$11,597	$427	$	---	$12,024

December 31, 2010:
U.S. Government sponsored agencies	$2,081	$19		$(4)	$2,096
Mortgage-backed securities – government sponsored entities	2,529	145		---	2,674
State and political subdivisions	6,860	181		(6)	7,035
	$11,470	$345		$(10)	$11,805

The amortized cost and fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	June 30, 2011
	(in thousands)

Within one year	$1,577	$1,603
One to five years	5,027	5,137
Five to ten years	2,154	2,283
After ten years	479	487
	9,237	9,510

Mortgage-backed securities	2,360	2,514

Totals	$11,597	$12,024

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.9 million at June 30, 2011 and $3.1 million at December 31, 2010.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2010.  There were no securities in an unrealized loss position at June 30, 2011.

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

Categories of loans include:

	June 30, 2011	December 31, 2010
Real Estate
One-to-four family residential	$119,389	$122,856
Multi-family residential	50,972	53,458
Commercial real estate	96,370	90,395
Construction and land development	22,063	30,467
Commercial	14,967	16,332
Consumer and other	1,215	1,208
Home equity lines of credit	16,977	17,043
Total loans	321,953	331,759
Less
Net deferred loan fees, premiums and discounts	(473)	(499)
Undisbursed portion of loans	(2,808)	(5,107)
Allowance for loan losses	(7,028)	(5,343)
Net loans	$311,644	$320,810

Activity in the allowance for loan losses was as follows:

	Six months ended 2011	Year ended 2010
Balance, beginning of year	$5,343	$3,737
Provision charged to expense	1,851	2,759
Losses charged off, net of recoveries of $38 for 2011 and $229 for 2010	(166)	(1,153)
Balance, end of year	$7,028	$5,343

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing The Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Construction

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential and Consumer

With respect to residential loans that are secured by one- to four-family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one- to four-family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the first six months of 2011 and for the year ended December 31, 2010 is provided below.

	Allowance for Loan Losses and Recorded Investment in Loans for the Quarter Ended June 30, 2011
June 30, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$727	$495	$1,471	$1,155	$2,094	$78	$450	877	6,547
Provision charged to expense	(148)	61	157	139	404	(44)	59	46	675
Losses charged off	(15)	(80)	(61)	---	(39)	---	---	---	(195)
Recoveries	---	---	1	---	---	---	7	---	1
Ending balance	564	476	1,568	1,294	2,460	34	509	123	7,028

	Allowance for Loan Losses and Recorded Investment in Loans for the Six Months Ended June 30, 2011
June 30, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$565	$242	$773	$1,138	$2,061	$	---	$480	84	5,343
Provision charged to expense	14	292	847	156	438		34	22	48	1,851
Losses charged off	(15)	(80)	(61)	---	(39)		---	---	(9)	(204)
Recoveries	---	22	9	---	---		---	7	---	38
Ending balance	564	476	1,568	1,294	2,460		34	509	123	7,028
ALL individually evaluated	182	10	555	941	1,460		---	232	11	3,392
ALL collectively evaluated	382	466	1,013	353	1,000		34	277	112	3,637
Loans individually evaluated	1,863	1,661	9,313	6,365	10,188		---	4,328	255	33,973
Loans collectively evaluated	13,104	54,307	54,108	44,607	86,182		8,623	9,112	17,937	287,980

	Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2010
December 31, 2010	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$103	$402	$1,214	$344	$1,095	$38	$518	23	3,737
Provision charged to expense	527	(61)	3	794	1,140	(46)	337	65	2,759
Losses charged off	(68)	(117)	(579)	(---)	(211)	(---)	(402)	(5)	(1,382)
Recoveries	3	18	135	---	37	8	27	1	229
Ending balance	565	242	773	1,138	2,061	---	480	84	5,343
ALL individually evaluated	285	122	390	574	1,039	---	242	42	2,694
ALL collectively evaluated	280	120	383	564	1,022	---	238	42	2,649
Loans individually evaluated	4,334	3,365	16,529	11,491	21,828	---	6,865	279	64,691
Loans collectively evaluated	11,998	56,941	46,021	41,967	68,567	15,957	7,645	17,972	267,068

Management’s general practice is to charge down collateral dependent loans individually evaluated for impairment to the fair value of the underlying collateral.

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except one- to four-family residential properties and consumer, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off one- to four-family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of one- to four-family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are 180 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.   Charge-offs may be taken sooner than the above-referenced timeframes if circumstances warrant.

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior four years.  Management believes the four year historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

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

Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

The following table provides an analysis of loan quality using the above designations, based on property type at June 30, 2011.

Credit Rating	Commercial	Owner Occupied 1-4	Non- owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total

1- Superior	$42	$3,286	$119	$	---	$147	$	---	$173	$1,528	$5,295
2 - Good	2,581	21,172	5,379		8,042	11,940		1,243	873	10,886	62,116
3 - Pass Low risk	4,875	22,155	14,382		25,362	35,780		3,380	647	4,566	111,147
4 - Pass	4,869	6,593	29,269		8,591	25,765		4,000	3,929	864	83,880
4W - Watch	345	888	3,106		1,901	7,522		---	---	93	13,855
5 - Special mention	392	213	1,853		711	5,028		---	3,490	---	11,687
6 - Substandard	1,863	1,661	9,313		6,365	10,188		---	4,328	255	33,973
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$14,967	$55,969	$63,421		$50,972	$96,370		$8,623	$13,440	$18,192	$321,953

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2010.

Credit Rating	Commercial	Owner Occupied 1-4	Non- owner Occupied 1-4	Multi- Family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total

1- Superior	$42	$3,364	$160	$112	$207	$	---	$218	$1,458	$5,565
2 - Good	3,227	20,113	5,353	8,248	10,690		3,073	953	11,079	63,736
3 - Pass Low risk	3,767	26,149	15,514	26,040	31,532		8,843	1,150	4,404	117,399
4 - Pass	4,960	7,113	25,016	7,567	26,414		4,040	5,325	930	81,364
4W - Watch	172	1,351	5,591	4,353	8,331		---	2,483	116	22,398
5 - Special mention	3,899	462	5,535	2,478	4,799		---	---	97	17,269
6 - Substandard	265	1,753	5,382	4,660	8,421		---	4,382	164	25,027
7 - Doubtful	---	---	---	---	---		---	---	---	---
8 - Loss	---	---	---	---	---		---	---	---	---
Total	$16,332	$60,306	$62,550	$53,458	$90,395		$15,957	$14,510	$18,251	$331,759

Analyses of past due loans segregated by loan type as of June 30, 2011 and December 31, 2010 are provided below.

	Loan Portfolio Aging Analysis as of June 30, 2011

	30-59 Days		60-89 Days	Over 90 Days	Total Past Due	Current	Total Loans	Memo Under 90 Days and Not Accruing		Memo Total 90 Days and Accruing

Commercial	$	---	$205	$242	$447	$14,520	$14,967	$	---	$	---
Owner occupied 1-4		77	---	623	700	55,268	55,968		754		---
Non owner occupied 1-4		---	941	6,393	7,334	56,087	63,421		2,036		---
Multi-family		---	187	---	187	50,785	50,972		559		---
Commercial Real Estate		19	186	6,861	7,066	89,304	96,370		147		---
Construction		---	---	---	---	8,623	8,623		---		---
Land		331	523	2,276	3,130	10,310	13,440		1,109		790
Consumer and home equity		---	9	147	156	18,036	18,192		9		---
Total		$427	$2,051	$16,542	$19,020	$303,933	$321,953		$4,614		$790

	Loan Portfolio Aging Analysis as of December 31, 2010

	30-59 Days	60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Memo Under 90 Days and Not Accruing		Memo Total 90 Days and Accruing

Commercial	$60	$	---	$251	$311	$16,021	$16,332	$	---	$	---
Owner occupied 1-4	139		539	515	1,193	59,113	60,306		715		---
Non owner occupied 1-4	---		176	3,293	3,469	59,080	62,550		1,918		48
Multi-family	---		---	2,289	2,289	51,168	53,458		559		---
Commercial Real Estate	338		55	5,639	6,032	84,363	90,395		213		628
Construction	---		---	---	---	15,957	15,957		---		---
Land	16		---	1,022	1,039	12,472	14,510		1,468		---
Consumer and home equity	5		39	134	178	18,073	18,251		30		---
Total	$559		$809	$13,143	$14,511	$317,248	$331,759		$4,903		$676

Impaired loans are those for which, based on current information and events, we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement.  The following table presents impaired loans and interest recognized on them for the quarter ended June 20, 2011 and the year ended December 31, 2010.

	Impaired Loans as of and for the Quarter and Six months ended June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized	Year to date Interest Income Recognized
Loans without specific valuation allowance
Commercial	$1,621	$1,621	$	---	$1,651	$1,100	$21	$40
Owner occupied 1-4	1,651	1,660		---	1,610	1,518	20	37
Non owner occupied 1-4	7,479	7,479		---	7,543	6,688	76	126
Multi-family	3,516	3,516		---	3,530	2,957	86	139
Commercial Real Estate	4,252	4,627		---	4,214	3,848	31	56
Construction	---	---		---	---	---	---	---
Land	3,932	3,932		---	3,987	4,034	31	63
Consumer and Home Equity	164	164		---	166	134	1	2

Loans with a specific valuaion allowance
Commercial	242	242		182	252	256	2	3
Owner occupied 1-4	10	10		10	100	66	2	2
Non owner occupied 1-4	1,834	1,834		555	1,842	2,029	2	3
Multi-family	2,848	2,848		940	2,848	2,848	---	2
Commercial Real Estate	5,936	5,936		1,460	6,112	4,812	25	46
Construction	---	---		---	---	---	---	---
Land	396	396		232	396	348	1	3
Consumer and Home Equity	91	91		11	70	47	---	---

Total
Commercial	1,863	1,863		182	1,902	1,356	23	43
Owner occupied 1-4	1,661	1,670		10	1,709	1,585	22	39
Non owner occupied 1-4	9,313	9,313		555	9,385	8,716	78	129
Multi-family	6,365	6,365		941	6,378	5,805	86	141
Commercial Real Estate	10,188	10,563		1,460	10,326	8,660	57	102
Construction	---	---		---	---	---	---	---
Land	4,328	4,328		232	4,383	4,383	32	65
Consumer and Home Equity	255	255		11	236	180	1	2

Impaired Loans as of and for the Year Ended December 31, 2010
	Recorded Balance		Unpaid Principal Balance		Specific Allowance
Loans without specific valuation allowance
Commercial	$	---	$	---	$	---
Owner occupied 1-4		723		714		---
Non owner occupied 1-4		6,419		6,419		---
Multi-family		343		343		---
Commercial Real Estate		4,184		3,809		---
Construction		---		---		---
Land		4,184		3,809		---
Consumer and Home Equity		---		---		---

Loans with a specific valuation allowance
Commercial		239		239		169
Owner occupied 1-4		299		299		34
Non owner occupied 1-4		613		613		30
Multi-family		216		216		100
Commercial Real Estate		3,421		3,421		1,006
Construction		---		---		---
Land		1,113		1,113		2,131
Consumer and Home Equity		----		---		---

Total
Commercial		239		239		169
Owner occupied 1-4		1,022		1,013		34
Non owner occupied 1-4		7,032		7,032		30
Multi-family		559		559		100
Commercial Real Estate		7,605		7,230		1,006
Construction		---		---		---
Land		4,166		4,166		2,131
Consumer and Home Equity		---		---		---

All loans rated substandard are considered impaired.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to contractual terms of the loan agreement.   Loans that are considered impaired are reviewed to determine if a specific allowance is required based on the borrower’s financial condition, resources and payment record, support from guarantors and the realizable value of any collateral.  As a practical expedient the Bank will typically use the collateral fair market value method to determine impairments unless circumstances preclude its use.  In this method, any portion of the investment above the current fair market value of the collateral should be identified as an impairment. Fair market value is determined using a current appraisal or evaluation in compliance with federal appraisal regulations.

The following table gives a breakdown of non-accruing loans by loan class at June 30, 2011 and at December 31, 2010.

Loan Class	June 30, 2011	December 31, 2010
Commercial	$242	$251
Owner occupied 1-4	1,377	1,230
Non owner occupied 1-4	8,429	5,163
Multi-family	559	2,848
Commercial Real Estate	7,008	5,224
Construction	---	---
Land	3,385	2,490
Consumer and home equity	156	164

Total	$21,156	$17,370

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

At June 30, 2011, there were $790 accruing loans delinquent 90 days or more and $676 accruing loans delinquent 90 days or more at December 31, 2010.  Non-accruing loans at June 30, 2011 and December 31, 2010 were $20,366 and $17,370, respectively.

Loans to related parties at December 31, 2010 totaled $2,456, reduced by paydowns of $122 and increased by new debt of $770.  Loans to related parties at June 30, 2011 totaled $3,104.

Note 6 - Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	June 30,
	2011	2010
	(in Thousands)

Net unrealized gain on securities available-for-sale, net of reclassification adjustment $2 and $0	$93	$13
Tax expense	37	5

Other comprehensive income	$56	$8

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
				(in Thousands)
Available-for-sale securities
June 30, 2011
U.S. government sponsored agencies	$3,137	$	---	$3,137	$	---
Mortgage-backed securities – government sponsored entities	2,514		---	2,514		---
State and political subdivisions	6,373		---	6,373		---
Totals	12,024		---	12,024		---

Available-for-sale securities
December 31, 2010
U.S. government sponsored agencies	$2,096	$	---	$2,096	$	---
Mortgage-backed securities – government sponsored entities	2,674		---	2,674		---
State and political subdivisions	7,035		---	7,035		---
Totals	11,805		---	11,805		---

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in Thousands)
Impaired loans June 30, 2011	$3,716	$	---	$	---	$3,716

Impaired loans December 31, 2010	$12,013	$	---	$	---	$12,013

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 (formerly FAS 107) not previously disclosed at June 30, 2011 and at December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in Thousands)
Financial assets
Cash and cash equivalents	$13,344	$13,344	$13,573	$13,573
Available-for-sale securities	12,024	12,024	11,805	11,805
Loans held for sale	1,342	1,342	2,265	2,265
Loans, net of allowance for loan losses	311,644	323,277	320,810	331,913
Federal Home Loan Bank stock	3,185	3,185	3,583	3,583
Interest receivable	1,275	1,275	1,421	1,421
Financial liabilities
Deposits	303,779	308,396	311,458	316,112
Federal Home Loan Bank advances	18,000	18,353	22,500	22,920
Interest payable	65	65	62	62

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-02 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by the ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by the ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

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

In these extraordinary economic times, we find ourselves in a community that to some extent has been sheltered from the worst effects of the slowdown. The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park, and the growth of a new medical corridor spurred by the building of two new hospitals.  The area’s diversity did not make us immune to the effects of the recession, but we were spared its worst effects.   Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University and signs of renewed activity in residential development projects.  There were capital investments of $305 million in the Greater Lafayette area for the first four months of 2011 compared to $640 million in all of 2010.  Wabash National, the area’s second largest industrial employer, is hiring 400 to 500 people for increased trailer production and will add a new line for production of bulk liquid storage containers which will employ another 200.   Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, announced the addition of 100 full-time production positions.  Nanshan America will be opening a plant in Lafayette in 2011 employing 200 people.    Growth in the medical corridor has continued with numerous clinics and specialized care facilities under way which, along with the two new hospitals, makes Greater Lafayette a regional healthcare hub.  In the education sector, Purdue’s West Lafayette 2010-2011 enrollment was up slightly from last year to just under 40,000 students and Ivy Tech’s enrollment set a record with 8,200 students.  The Purdue Research Park now includes 110 high-tech and life science businesses, has more than 3,700 employees earning an average annual wage of $54,000 and has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state.  The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and by April 2011 had improved to 6.3%.  May’s unemployment rate was up to 7.1%, an expected rise typically caused by teachers’ summer layoffs.

The housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings.  Because of earlier overbuilding in the county as well as the increase in available properties due to foreclosure, residential building activity has remained slow with only 76 single-family building permits issued in the first quarter of 2011 compared to 381 in all of 2010.  While there are several new residential developments planned, they are primarily student housing related projects.

We continue to work with borrowers who have fallen behind on their loans. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition, we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. We saw a decrease in deposits in the first six months of 2011, primarily in time accounts as depositors are unwilling to commit deposits for an extended period at the very low market rates and prefer to move their deposits to money market or transaction or savings accounts.  Because of a limited demand for loans we are not aggressively pursuing deposits.  While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve.  The Federal Reserve has held short-term rates at almost zero for the last two years while long-term rates have stayed in the 4.0% range.  Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step and in fact our net interest margin has been increasing. Our expectation for 2011 is that deposit rates will gradually increase as the Federal Reserve begins to respond to inflation concerns by raising rates.  Should the debt ceiling not be increased, inflationary effects may well occur sooner than otherwise would be expected.  Overall loan rates are expected to gradually rise.

Rate changes can typically be expected to have an impact on interest income. Because the government is now expected to remove the quantitative easing more slowly, we expect to see the money supply shrink only slowly and the rise in market rates to start later in the year. Higher rates generally increase borrower preference for adjustable rate products which we typically keep in our portfolio, and existing adjustable rate loans can be expected to reprice to higher rates which could be expected to have a positive impact on our interest income. With fewer fixed rate loans we would expect to sell fewer loans on the secondary market. Although new loans put on the books early in 2011 will be at comparatively low rates we expect higher rates late in the year will result in an increase in the average rate of new loans.

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

Also, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has made sweeping changes to the United States financial system. The Dodd-Frank Act eliminated the OTS as of July 21, 2011. The Dodd-Frank Act transferred to the Office of the Comptroller of the Currency (the “OCC”) all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, the Bank is being supervised by the OCC and the Company is being supervised by the Federal Reserve from and after July 21, 2011.  The OCC and the Federal Reserve have published regulations that will apply to the entities that they are regulating for the first time. OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like the Company are subject are to remain in effect until they are suspended.

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

Financial Condition

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Our total assets decreased $12.0 million, or 3.22%, during the six months from December 31, 2010 to June 30, 2011.  Primary components of this decrease were a $10.1 million decrease in net loans receivable including loans held for sale, a $1.6 million decrease in other assets and a $398,000 decrease in Federal Home Loan Bank stock.  A $532,000 decrease in cash was offset by a $522,000 increase in short-term investments and available-for-sale securities.  Management attributes the decrease in loans to an increase in residential mortgage loan refinancing due to the ongoing interest of residential borrowers in refinancing their mortgages to lower, fixed rate mortgages in response to continuing low interest rates.  Many of these loans are sold on the secondary market.  In addition demand for commercial loans continues to be slow.  A $7.7 million decrease in deposits was generally due to an increased willingness by Bank customers to forego the safety of FDIC deposit insurance coverage and search for higher returns from more risky investments.  Because of the slower loan demand the Bank was willing to allow these rate-sensitive funds to leave the Bank.  We also reduced Federal Home Loan Bank advances from $22.5 million at December 31, 2010 to $18.0 million at June 30, 2011.

Non-performing assets, which include non-accruing loans, loans 90 or more days past due but still accruing, and foreclosed assets, increased from $19.3 million at December 31, 2010 to $21.3 million at June 30, 2011.  Non-performing loans at June 30, 2011 were comprised of $10.5 million or 49.73% of one- to four-family or multi-family residential real estate loans, $10.4 million or 49.13% of loans on land or commercial property, and $242,000 or 1.14% of commercial business loans.  Non-performing assets at June 30, 2011 also include $130,000 of foreclosed assets compared to $1.2 million at December 31, 2010.  At June 30, 2011, our allowance for loan losses equaled 2.20% of total loans compared to 1.65% at December 31, 2010. The allowance for loan losses at June 30, 2011 totaled 33.02% of non-performing assets compared to 27.74% at December 31, 2010, and 33.22% of non-performing loans at June 30, 2011 compared to 29.61% at December 31, 2010.  Our non-performing assets equaled 5.92% of total assets at June 30, 2011 compared to 5.18% at December 31, 2010.  Non-performing loans totaling $204,000 were charged off in the six months of 2011, offset by $38,000 of recoveries.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties.  We acquired two foreclosed properties through deeds in lieu of foreclosure and one through a sheriff’s sale in the first six months of 2011.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.  Effective August 31, 2010, the Bank entered into a Supervisory Agreement (the “Supervisory Agreement”) with the OTS requiring the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses.  The Bank has implemented the revised policy which it presumes will address the concerns expressed by the OTS and has not yet been notified of any concerns with the policy.  The Supervisory Agreement does not require an additional provision for loan loss reserves.  As noted above, as of July 21, 2011, all functions and all rulemaking authority of the OTS relating to federal savings associations were transferred to the OCC.  As a result, the OCC will now enforce the Supervisory Agreement with the Bank.

Shareholders’ equity increased from $35.6 million at December 31, 2010 to $36.3 million at June 30, 2011, an increase of $750,000, or 2.11%, primarily as a result of net income of $681,000.  Shareholders’ equity to total assets was 10.09% at June 30, 2011 compared to 9.57% at December 31, 2010.

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

	Three months ended				Three months ended
	June 30, 2011				June 30, 2010
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$314,912		$4,246	5.39%	$328,335		$4,596	5.60%
Other investments	18,896		113	2.39	19,323		125	2.59
Total interest-earning assets	333,808		4,359	5.22	347,658		4,721	5.43

Interest-Bearing Liabilities
Savings deposits	$25,748		10	0.16	$26,091		32	0.49
Demand and NOW deposits	119,963		155	0.52	96,468		153	0.63
Time deposits	159,213		778	1.95	176,550		1,076	2.44
Borrowings	18,833		103	2.19	41,000		311	3.03
Total interest-bearing liabilities	323,757		1,046	1.29	340,109		1,572	1.85

Net interest income			$3,313				$3,149
Net interest rate spread				3.93%				3.58%
Net earning assets	$10,051				$7,549
Net yield on average interest-earning assets				3.97%				3.62%
Average interest-earning assets to average interest-bearing liabilities	1.03	x			1.02	x
_________________
(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Six months ended				Six months ended
	June 30, 2011				June 30, 2010
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$317,181		$8,604	5.43%	$324,549		$9,140	5.63%
Other investments	19,673		230	2.34	20,021		253	2.53
Total interest-earning assets	336,854		8,834	5.24	344,570		9,393	5.45

Interest-Bearing Liabilities
Savings deposits	$25,710		20	0.16	$25,954		71	0.55
Demand and NOW deposits	119,666		317	0.53	92,276		293	0.64
Time deposits	160,996		1,596	1.98	174,775		2,168	2.48
Borrowings	19,500		224	2.30	46,500		763	3.28
Total interest-bearing liabilities	325,872		2,157	1.32	339,504		3,295	1.94

Net interest income			$6,677				$6,098
Net interest rate spread				3.92%				3.51%
Net earning assets	$10,982				$5,066
Net yield on average interest-earning assets				3.96%				3.54%
Average interest-earning assets to average interest-bearing liabilities	1.03	x			1.01	x
_________________
(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter ended June 30, 2011 and June 30, 2010

General.  Net income for the six months ended June 30, 2011 was $681,000, a decrease of $308,000, or 31.14%, from the six months ended June 30, 2010.  The decrease was primarily due to a $952,000 or 105.90% increase in the provision for loan losses partially offset by a $579,000 or 9.49% increase in net interest income. There was a $33,000 or 2.67% decrease in non-interest income and a $27,000 or 0.54% increase in non-interest expenses and a $125,000 decrease in taxes.

Net income for the quarter ended June 30, 2011 was $477,000, an increase of $20,000 over the $457,000 in net income in the comparable quarter in 2010.  The increase for the three month period was primarily due to a $163,000, or 5.18%, increase in net interest income, a $149,000 or 5.82% decrease in non-interest expenses partially offset by a $210,000 increase in the provision for loan losses, a $52,000 increase in taxes and a $30,000 decrease in non-interest income.

Net Interest Income.  Net interest income for the six months ended June 30, 2011 increased $579,000 or 9.49%, over the same period in 2011.  This increase was due to a 42 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 3.54% for the six months ended June 30, 2010 to 3.96% for the six months ended June 30, 2011 and by a $5.9 million increase in average net interest-earning assets.  The increase in net interest margin is primarily due to the 62 basis point decrease in the average rate on interest-bearing liabilities from 1.94% for the six months ended June 30, 2010 to 1.32% for the six months ended June 30, 2011. The average rate on interest-earning assets decreased 21 basis points from 5.45% to 5.24% for the same respective periods.

Interest income on loans decreased $536,000, or 5.86%, for the six months ended June 30, 2011 compared to the same six months in 2010.  The average rate on loans fell from 5.63% to 5.43% partly due to the continuing action by the Federal Reserve to keep interest rates low.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $23,000, or 9.09%, for the six months ended June 30, 2011 compared to the same period in 2010.  This was primarily the result of a 19 basis point decrease in the average yield on the investments and Federal Home Loan Bank stock from 2.53% to 2.34% over the comparable periods.

Interest expense for the six months ended June 30, 2011 decreased $1.1 million or 34.54%, compared to the same period in 2010 due to a $599,000 decrease in interest paid on deposits and a $539,000 decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on time deposits from 1.73% for the first six months of 2010 to 1.26% for the first six months of 2011 and by a $27.4 million increase in the average balance of lower rate demand deposit accounts combined with a $13.8 million decrease in the average balance of comparatively higher rate time deposits.  The increase in demand accounts was largely due to an increase in public funds while the decrease in time deposits came from depositors opting for alternative investments as they feel more confident about the economic situation.   The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 3.28% for the first six months of 2010 to 2.30% for the first six months of 2011 because of lower rates in the economy, and a $27.0 million decrease in average balances as we used the increase in demand deposit accounts to pay off higher rate advances.

Net interest income for the three months ended June 30, 2011 increased $163,000, or 5.18% over the same period in 2010 due to a 35 basis point increase in our net interest margin from 3.62% for the second quarter of 2010 to 3.97% for the second quarter of 2011.  Interest income on loans decreased $351,000 for the second quarter of 2011 compared to the second quarter of 2010 primarily due to a 21 basis point decrease in the average yield on loans from 5.60% for the second quarter of 2010 to 5.39% for the second quarter of 2011 and a $13.4 million decrease in average outstanding balances.  Interest income on other investments and Federal Home Loan Bank stock decreased $12,000 for the second quarter of 2011 compared to the second quarter of 2010 due primarily to a 20 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock from 2.59% for the second quarter of 2010 to 2.39% for the same period in 2011.  Interest expense decreased $526,000, or 33.46%, for the second quarter of 2011 from the same period in 2010 primarily due to a 56 basis point decrease in the average rate paid on interest-bearing liabilities from 1.85% for the second quarter of 2010 to 1.29% for the same period in 2011 and a $16.4 million decrease in average interest-bearing liabilities for the same periods.

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

The $3.1 million increase in non-performing loans at June 30, 2011 compared to December 31, 2010 was primarily due to the addition of $5.7 million in new loans of which $1.8 million were residential properties and $3.9 million were non-residential or land loans.  This amount was offset by $1.6 million of payments on loans that were establishing a pattern of compliance after having been placed on nonperforming status and $761,000 of loans that had paid in full or returned to performing status and $256,000 that was charged off or taken into other real estate owned (“OREO”).

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

At June 30, 2011 our largest areas of concern were loans on non-residential properties, one- to four-family non-owner occupied rental properties, and, to a lesser extent, land development loans.  Loans totaling $7.1 million on non-residential properties, $7.3 million on one- to four-family rental properties, and $3.1 million on land development were past due more than 30 days at June 30, 2011.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  The non-residential properties are typically loans where the borrowers are seeing increased vacancies and late rent payments because of the economy.  Land loans are of some concern as absorption rates are slower than anticipated on land development loans, although sales continue to improve.

We recorded a $1.9 million provision for loan losses for the six months ended June 30, 2011 as a result of our analyses of our current loan portfolios, compared to $899,000 during the same period in 2010.  We recorded a $675,000 provision for loan losses for the quarter ended June 30, 2011 as a result of our analyses of our current loan portfolios, compared to $465,000 during the same period in 2010.  The provisions in the second quarter were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio.  The main reason for the increase was the addition of specific reserves on impaired loans due to the receipt of new appraisals that affected our evaluation of the credits.  During the first six months of 2011, we charged $204,000 against loan loss reserves and had recoveries of $38,000.   We expect to obtain possession of more properties in 2011 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $7.0 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $9.3 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value, of which $842,000 are delinquent.  We typically make these loans only to well-qualified borrowers.  We also have $7.6 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  Of these loans, $378,000 are currently over 30 days past due.  Our total high loan-to-value loans at June 30, 2011 were at 43% of capital, well under regulatory guidelines of 100% of capital.  We have $17.0 million of Home Equity Lines of Credit of which four loans totaling $156,000 were delinquent more than 30 days at June 30, 2011.

An analysis of the allowance for loan losses for the six months ended June 30, 2011 and 2010 follows:

	Six months ended June 30,
	2011	2010
	(Dollars in Thousands)
Balance at January 1	$5,343	$3,737
Loans charged off	(204)	(50)
Recoveries	38	0
Provision	1,851	434
Balance at June 30	$7,028	$4,121

At June 30, 2011, non-performing assets, consisting of non-accruing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $21.3 million compared to $19.3 million at December 31, 2010.  In addition to our non-performing assets, we identified $11.7 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At June 30, 2011, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 2.20% of net loans receivable and 33.22% of non-performing loans at June 30, 2011 compared to 1.65% and 29.61% at December 31, 2010, respectively.  Our non-performing assets equaled 5.92% of total assets at June 30, 2011 compared to 5.18% at December 31, 2010.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2011 decreased by $33,000, or 2.67%, compared to the same period in 2010.  This was primarily due to a $153,000 decrease in service charges and fee income, a $75,000 increase in losses on the sale or writedown of OREO properties and a $20,000 decrease in other income, offset by a $213,000 increase in the gain on the sale of mortgage loans.  The increase in the gain on sale of mortgage loans was due to an increase in loans sold from $12.4 million in the first six months of 2010 to $22.7 million for the same period in 2011 primarily because of continuing low loan rates resulting in borrowers refinancing their mortgages to lower rate fixed rate loans that we typically sell on the secondary market. The decrease in service fees was primarily due to a lower volume of customer overdrafts.  The decrease in other income was primarily due to a decrease in Bank-owned life insurance returns due to lower market rates.

Non-interest income for the second quarter of 2011 decreased by $30,000 compared to the same period in 2010 due primarily to an $83,000 increase in the loss on sale of OREO properties and a $78,000 decrease in fees on deposit accounts offset by a $134,000 increase in the gain on the sale of mortgage loans for the same reasons stated above for the six month periods.

Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2011 increased $27,000 or 0.54% compared to the same period in 2010 due primarily to a $141,000 increase in salaries , $90,000 of which was due to an increase in health insurance costs and $40,000 of which was due to continuing loan origination activity by commission-based loan originators, offset by a $69,000 decrease in occupancy cost due to lower real estate taxes from reduced property assessments and lower depreciation on furniture and fixtures because of a decrease in purchases, and a $35,000 decrease in other expenses due primarily to a $73,000 decrease in costs related to acquiring, maintaining and disposing of foreclosed and OREO properties due to the decrease in the number of foreclosed properties, offset by a $32,000 increase in legal fees reflecting a change in the billing cycle.

Non-interest expense for the second quarter of 2011 decreased by $149,000 over the same period in 2010, due largely to the factors mentioned above including a $58,000 decrease in occupancy expense due primarily to reduced property tax assessments and a $62,000 decrease in other expenses due primarily to a $95,000 decrease in costs related to acquiring, maintaining and disposing of foreclosed and OREO properties, offset in part by a $23,000 increase in salaries.

Income Tax Expense.   Our income tax provision decreased by $125,000 for the six months ended June 30, 2011 and increased by $52,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due primarily to decreased pre-tax income for the six month period and increased income for the three month period.

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

Our liquidity ratios at June 30, 2011 and December 31, 2010 were 7.30% and 6.53%, respectively, compared to a regulatory liquidity base, and 6.20% and 6.06% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At June 30, 2011, we had outstanding commitments to originate loans and available lines of credit totaling $31.7 million and commitments to provide funds to complete current construction projects in the amount of $2.8 million. We had no outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $83.4 million at June 30, 2011.  Included in that number are $2.6 million of brokered deposits.  Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $3.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $36.3 million at June 30, 2011 compared to $35.6 million at December 31, 2010, an increase of $750,000 or 2.11%, due primarily to net income of $681,000.  Shareholders’ equity to total assets was 10.09% at June 30, 2011 compared to 9.57% at December 31, 2010.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of June 30, 2011 and December 31, 2010, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at June 30, 2011 and December 31, 2010 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
As of June 30, 2011
Total risk-based capital (to risk-weighted assets)	$39,087	14.6%	$21,403	8.0%	$26,754	10.0%
Tier I capital (to risk-weighted assets)	35,743	13.4	10,701	4.0	16,052	6.0
Tier I capital (to adjusted total assets)	35,743	9.9	10,787	3.0	17,979	5.0
Tier I capital (to adjusted tangible assets)	35,743	9.9	7,192	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	35,743	9.9	5,394	1.5	N/A	N/A

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$38,288	13.8%	$22,124	8.0%	$27,655	10.0%
Tier I capital (to risk-weighted assets)	34,975	12.6	11,062	4.0	16,593	6.0
Tier I capital (to adjusted total assets)	34,975	9.4	11,148	3.0	18,581	5.0
Tier I capital (to adjusted tangible assets)	34,975	9.4	7,432	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,975	9.4	5,574	1.5	N/A	N/A

Effective August 31, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with the OTS, requiring the Company to submit to the OTS by October 31, 2010 a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012.  In its submitted capital plan, the Company proposes to maintain risk-based capital ratios above twelve percent (200 basis points above the ten percent well-capitalized level), and core capital above eight percent (300 basis points above the five percent well-capitalized level). The current capital levels shown in the table above are at least 1% above these levels.  The OTS has notified the Company that certain revisions to the capital plan primarily relating to consolidated capital ratios and consolidated financial statements of the Company need to be submitted by August 30, 2011.  The Company intends to submit the required information to the Federal Reserve by that date.

The Bank’s Supervisory Agreement and the MOU require prior OTS approval of dividends by the Bank or the Company, respectively.  In addition, the MOU requires prior approval by the OTS of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan.  The holding company does not now hold any such debt.  As noted above, as a result of the Dodd-Frank Act, the Bank is being supervised by the OCC and the Company is being supervised by the Federal Reserve from and after July 21, 2011.  As a result, the OCC will now enforce the Bank’s Supervisory Agreement and the Federal Reserve will enforce the MOU.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of June 30, 2011, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the business.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

April 1 – April 30, 2011	---	---	---	52,817

May 1 – May 31, 2011	---	---	---	52,817

June 1 – June 30, 2011	---	---	---	52,817

Total	---	---	---	52,817
_______________________

1	There were no shares repurchased other than through a publicly announced plan or program.

2	We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

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

LSB FINANCIAL CORP.
(Registrant)

Date: August 15, 2011	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification
101
The following materials from the Company’s Form 10-Q for the quarterly period ending June 30, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.