Form 10-Q
period 2011-09-30
LSB FINANCIAL CORP
filed 2011-11-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at November 1, 2011
Common Stock, $.01 par value per share	1,555,222 shares

LSB FINANCIAL CORP.

PART I                FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and due from banks	$12,445	$10,593
Interest bearing deposits	4,711	2,980
Cash and cash equivalents	17,156	13,573
Available-for-sale securities	12,747	11,805
Loans held for sale	2,018	2,265
Total loans	314,572	326,153
Less: Allowance for loan losses	(5,366)	(5,343)
Net loans	309,206	320,810
Premises and equipment, net	6,201	6,116
Federal Home Loan Bank stock, at cost	3,185	3,583
Bank owned life insurance	6,391	6,264
Interest receivable and other assets	6,942	7,431
Total assets	$363,846	$371,847

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$306,843	$311,458
Federal Home Loan Bank advances	18,000	22,500
Interest payable and other liabilities	2,172	2,312
Total liabilities	327,015	336,270

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2011 - 1,555,222 shares, 2010 - 1,553,525 shares	15	15
Additional paid-in-capital	11,007	10,987
Retained earnings	25,513	24,374
Accumulated other comprehensive income	296	201
Total shareholders’ equity	36,831	35,577

Total liabilities and shareholders’ equity	$363,846	$371,847

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans	$4,285	$4,760	$12,888	$13,900
Securities
Taxable	67	54	201	172
Tax-exempt	40	58	129	182
Other	7	4	15	14
Total interest and dividend income	4,399	4,876	13,233	14,268
Interest Expense
Deposits	928	1,256	2,861	3,788
Borrowings	113	233	337	996
Total interest expense	1,041	1,489	3,198	4,784
Net Interest Income	3,358	3,387	10,035	9,484
Provision for Loan Losses	885	910	2,736	1,809
Net Interest Income After Provision for Loan Losses	2,473	2,477	7,299	7,675

Non-interest Income
Deposit account service charges and fees	381	393	992	1,157
Net gains on loan sales	334	366	724	542
Net realized gain on sale of available-for-sale securities	5	0	7	0
Loss on other real estate owned	(103)	(189)	(438)	(449)
Other	307	248	845	806
Total non-interest income	924	818	2,130	2,056

Non-Interest Expense
Salaries and employee benefits	1,436	1,372	4,219	4,013
Net occupancy and equipment expense	292	321	888	986
Computer service	145	147	434	421
Advertising	95	68	210	203
FDIC insurance premiums	118	171	436	494
Other	606	428	1,505	1,362
Total non-interest expense	2,692	2,507	7,692	7,479

Income Before Income Taxes	705	788	1,737	2,252
Provision for Income Taxes	248	262	598	737
Net Income	457	526	1,139	1,515
Change in unrealized gain	39	58	95	66
Total comprehensive income	$496	$584	$1,234	$1,581

Basic Earnings Per Share	$0.29	$0.34	$0.73	$0.98
Diluted Earnings Per Share	$0.29	$0.34	$0.73	$0.98

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.250

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2011 and 2010
 (Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2010	$15	$10,985	$22,646	$238	$33,884
Comprehensive income
Net income			1,515		1,515
Change in unrealized appreciation on available-for-sale securities, net of taxes				66	66
Total comprehensive income					1,581
Dividends on common stock, $0.25 per share			(389)		(389)
Share-based compensation expense		2			2
Balance, September 30, 2010	$15	$10,987	$23,772	$304	$35,078

Balance, January 1, 2011	$15	$10,987	$24,374	$201	$35,577
Comprehensive income
Net income			1,139		1,139
Change in unrealized appreciation on available-for-sale securities, net of taxes				95	95
Total comprehensive income					1,234
Stock options exercised (1,697 shares)		8			8
Tax benefit related to stock options exercised		7			7
Share-based compensation expense		5			5
Balance, September 30, 2011	$15	$11,007	$25,513	$296	$36,831

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating Activities
Net income	$1,139	$1,515
Items not requiring (providing) cash
Depreciation	301	324
Provision for loan losses	2,736	1,809
Amortization of premiums and discounts on securities	56	34
Loss on sale of other real estate owned	438	449
Gain on sale of securities	7	---
Gain on sale of loans	(724)	(542)
Loans originated for sale	(35,862)	(24,206)
Proceeds on loans sold	36,833	23,938
Amortization of stock options	5	2
Tax benefit related to stock options exercised	(7)	---
Changes in
Interest receivable and other assets	627	2
Interest payable and other liabilities	(203)	569
Net cash provided by operating activities	5,346	3,894

Investing Activities
Purchases of available-for-sale securities	(2,255)	(2,021)
Proceeds from maturities of available-for-sale securities	1,025	1,881
Proceeds from sale of available-for-sale securities	390	---
Net change in loans	7,252	(12,579)
Proceeds from sale of other real estate owned	913	669
Purchase of premises and equipment	(386)	(267)
Redemption of Federal Home Loan Bank stock	398	---
Net cash provided by (used in) investing activities	7,337	(12,317)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	5,331	37,284
Net change in certificates of deposit	(9,946)	6,139
Proceeds from Federal Home Loan Bank advances	11,000	16,000
Repayment of Federal Home Loan Bank advances	(15,500)	(47,500)
Proceeds from stock options exercised	8	---
Tax benefits related to stock options purchased	7	---
Dividends paid	---	(389)
Net cash provided by (used in) financing activities	(9,100)	11,534

Increase in Cash and Cash Equivalents	3,583	3,111
Cash and Cash Equivalents, Beginning of Period	13,573	12,901
Cash and Cash Equivalents, End of Period	$17,156	$16,012

Supplemental Cash Flows Information
Interest paid	$3,179	$4,851
Income taxes paid	984	1,090

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	71	75
Loans transferred to other real estate owned	1,760	582

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
September 30, 2011

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

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three and nine month periods ended September 30, 2010, 3,750 shares related to stock options outstanding were dilutive and 33,035 were antidilutive.  For the three and nine month periods ended September 30, 2011, 3,000 shares related to stock options outstanding were dilutive and 25,208 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Weighted average shares outstanding	1,554,060	1,553,525	1,553,653	1,553,525
Stock options	0	0	319	0
Shares used to compute diluted earnings per share	1,554,060	1,553,525	1,553,972	1,553,525
Basic earnings per share	$0.29	$0.34	$0.73	$0.98
Diluted earnings per share	$0.29	$0.34	$0.73	$0.98

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
September 30, 2011:
U.S. Government sponsored agencies	$3,451	$49	$	---	$3,500
Mortgage-backed securities – government sponsored entities	2,285	169		---	2,454
State and political subdivisions	6,518	275		---	6,793
	$12,254	$493	$	---	$12,747

December 31, 2010:
U.S. Government sponsored agencies	$2,081	$19		$(4)	$2,096
Mortgage-backed securities – government sponsored entities	2,529	145		---	2,674
State and political subdivisions	6,860	181		(6)	7,035
	$11,470	$345		$(10)	$11,805

The amortized cost and fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	September 30, 2011
	(in thousands)

Within one year	$1,573	$1,587
One to five years	5,217	5,347
Five to ten years	3,179	3,359
After ten years	---	---
	9,969	10,293

Mortgage-backed securities	2,285	2,454

Totals	$12,254	$12,747

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.7 million at September 30, 2011 and $3.1 million at December 31, 2010.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2010.  There were no securities in an unrealized loss position at September 30, 2011.

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

Larger commercial loans that exhibit probable or observed credit weaknesses and all loans that are rated substandard or lower are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank. Included in the review of individual loans are those that are impaired as provided in Financial Accounting Standards Board (“FASB”) ASC 310-10 (formerly FAS 114, Accounting by Creditors for Impairment of a Loan). Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral based on the discounted appraised value.   Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous smaller balance loans, such as consumer installment and mortgage loans secured by various property types are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

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

Categories of loans include:

	September 30, 2011	December 31, 2010
	(In thousands)
Real Estate
One-to-four family residential	$113,247	$122,856
Multi-family residential	57,167	53,458
Commercial real estate	93,690	90,395
Construction and land development	19,343	30,467
Commercial	15,284	16,332
Consumer and other	1,112	1,208
Home equity lines of credit	17,544	17,043
Total loans	317,387	331,759
Less
Net deferred loan fees, premiums and discounts	(490)	(499)
Undisbursed portion of loans	(2,325)	(5,107)
Allowance for loan losses	(5,366)	(5,343)
Net loans	$309,206	$320,810

Activity in the allowance for loan losses was as follows:

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
	(In thousands)

Balance, beginning of year	$5,343	$3,737
Provision charged to expense	2,736	1,809
Losses charged off, net of recoveries of $55 for 2011 and $109 for 2010	(2,713)	(715)

Balance as of September 30	$5,366	$4,832

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

Residential and Consumer

With respect to residential loans that are secured by one- to four-family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one- to four-family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the three and nine month periods ending September 30, 2011 and for the year ended December 31, 2010 is provided below.

Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended September 30, 2011

Three Months Ended September 30, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(In thousands)
Allowance for losses
Beginning balance	$564	$476	$1,568	$1,294	$2,460	$34	$509	$123	7,028
Provision charged to expense	(106)	(20)	574	84	311	8	(17)	51	885
Losses charged off	(47)	13	(899)	(936)	(462)	---	(184)	(49)	(2,564)
Recoveries	---	---	---	---	---	---	16	1	17
Ending balance	411	469	1,243	442	2,309	42	324	126	5,366

Allowance for Loan Losses and Recorded Investment in Loans for the Nine Months Ended September 30, 2011

Nine Months Ended September 30, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
	(In thousands)
Allowance for losses
Beginning balance	$565	$242	$773	$1,138		$2,061	$	---	$480	84	5,343
Provision charged to expense	(93)	272	1,422	239		748		42	5	99	2,737
Losses charged off	(62)	(67)	(960)	(936	)--	(501)		---	(184)	(59)	(2,769)
Recoveries	---	22	9	---		---		---	23	1	55
Ending balance	411	469	1,244	441		2,308		42	324	125	5,366
ALL individually evaluated	13	10	281	65		1,317		---	67	5	1,758
ALL collectively evaluated	398	459	962	376		991		42	257	120	3,605
Loans individually evaluated	1,741	1,614	5,263	3,471		7,351		---	3,460	204	23,104
Loans collectively evaluated	13,543	52,224	54,146	53,696		86,339		7,298	8,585	18,452	294,283

Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2010

Year Ended December 31, 2010	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(In thousands)
Allowance for losses
Beginning balance	$103	$402	$1,214	$344	$1,095	$38	$518	23	3,737
Provision charged to expense	527	(61)	3	794	1,140	(46)	337	65	2,759
Losses charged off	(68)	(117)	(579)	(---)	(211)	(---)	(402)	(5)	(1,382)
Recoveries	3	18	135	---	37	8	27	1	229
Ending balance	565	242	773	1,138	2,061	---	480	84	5,343
ALL individually evaluated	285	122	390	574	1,039	---	242	42	2,694
ALL collectively evaluated	280	120	383	564	1,022	---	238	42	2,649
Loans individually evaluated	4,334	3,365	16,529	11,491	21,828	---	6,865	279	64,691
Loans collectively evaluated	11,998	56,941	46,021	41,967	68,567	15,957	7,645	17,972	267,068

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

The Company charges-off one- to four-family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of one- to four-family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge-down to the net realizable value when other secured loans are 180 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.   Charge-offs may be taken sooner than the above-referenced timeframes if circumstances warrant.

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

The following table provides an analysis of loan quality using the above designations, based on property type at September 30, 2011.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
	(In thousands)

1- Superior	$41	$3,189	$117	$	---	$84	$	---	$171	$1,638	$5,242
2 - Good	3,131	19,996	5,253		8,199	11,707		1,472	857	11,428	62,044
3 - Pass Low risk	6,337	20,636	13,488		24,812	35,623		3,552	578	4,496	109,522
4 - Pass	3,695	6,514	28,680		16,641	25,854		2,274	3,556	798	83,012
4W - Watch	77	695	5,501		3,337	8,314		---	---	91	18,015
5 - Special mention	262	256	2,045		707	4,756		---	3,423	---	11,449
6 - Substandard	1,741	1,613	5,262		3,471	7,352		---	3,460	204	23,103
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$15,284	$52,900	$60,346		$57,167	$93,690		$7,298	$12,045	$18,656	$317,387

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2010.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
	(In thousands)

1- Superior	$42	$3,364	$160	$112	$207	$	---	$218	$1,458	$5,565
2 - Good	3,227	20,113	5,353	8,248	10,690		3,073	953	11,079	63,736
3 - Pass Low risk	3,767	26,149	15,514	26,040	31,532		8,843	1,150	4,404	117,399
4 - Pass	4,960	7,113	25,016	7,567	26,414		4,040	5,325	930	81,364
4W - Watch	172	1,351	5,591	4,353	8,331		---	2,483	116	22,398
5 - Special mention	3,899	462	5,535	2,478	4,799		---	---	97	17,269
6 - Substandard	265	1,753	5,382	4,660	8,421		---	4,382	164	25,027
7 - Doubtful	---	---	---	---	---		---	---	---	---
8 - Loss	---	---	---	---	---		---	---	---	---
Total	$16,332	$60,306	$62,550	$53,458	$90,395		$15,957	$14,510	$18,251	$331,759

Analyses of past due loans segregated by loan type as of September 30, 2011 and December 31, 2010 are provided below.

	Loan Portfolio Aging Analysis as of September 30, 2011
	30-59 Days	60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Memo Under 90 Days and Not Accruing	Memo Total 90 Days and Accruing
	(In thousands)

Commercial	$183	$	---	$106	$289	$14,995	$15,284	$142	$	---
Owner occupied 1-4	58		469	478	1,005	52,833	53,838	605		---
Non owner occupied 1-4	---		87	3,263	3,350	56,060	59,409	1,220		---
Multi-family	---		93	1,424	1,517	55,650	57,167	540		---
Commercial Real Estate	119		---	4,844	4,963	88,727	93,690	28		---
Construction	---		---	---	---	7,298	7,298	---		---
Land	---		---	1,228	1,228	10,817	12,045	1,007		---
Consumer and home equity	---		---	---	---	18,656	18,656	---		---
Total	$360		$649	$11,343	$12,352	$305,035	$317,387	$3,542	$	---

	Loan Portfolio Aging Analysis as of December 31, 2010
	30-59 Days	60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Memo Under 90 Days and Not Accruing		Memo Total 90 Days and Accruing
	(In thousands)

Commercial	$60	$	---	$251	$311	$16,021	$16,332	$	---	$	---
Owner occupied 1-4	139		539	515	1,193	59,113	60,306		715		---
Non owner occupied 1-4	---		176	3,293	3,469	59,080	62,550		1,918		48
Multi-family	---		---	2,289	2,289	51,168	53,458		559		---
Commercial Real Estate	338		55	5,639	6,032	84,363	90,395		213		628
Construction	---		---	---	---	15,957	15,957		---		---
Land	16		---	1,022	1,039	12,472	14,510		1,468		---
Consumer and home equity	5		39	134	178	18,073	18,251		30		---
Total	$559		$809	$13,143	$14,511	$317,248	$331,759		$4,903		$676

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement.  The following table presents impaired loans and interest recognized on them for the quarter and nine months ended September 30, 2011 and the year ended December 31, 2010.

	Impaired Loans as of and for the Quarter and Nine months ended September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized	Year to date Interest Income Recognized
	(In thousands)
Loans without specific valuation allowance
Commercial	$1,728	$1,728	$	---	$1,789	$1,440	$21	$69
Owner occupied 1-4	1,604	1,613		---	1,628	1,584	19	58
Non owner occupied 1-4	2,676	2,676		---	4,771	5,600	36	74
Multi-family	3,024	3,024		---	4,415	4,691	26	79
Commercial Real Estate	2,897	3,229		---	4,305	4,940	19	88
Construction	---	---		---	---	---	---	---
Land	3,317	3,317		---	3,751	4,045	23	95
Consumer and Home Equity	163	163		---	188	166	1	3

Loans with a specific valuation allowance
Commercial	13	13		13	13	13	---	---
Owner occupied 1-4	10	10		10	10	8	---	---
Non owner occupied 1-4	2,587	2,587		281	2,517	2,253	17	52
Multi-family	447	447		65	503	531	5	16
Commercial Real Estate	4,454	4,454		1,317	4,465	3,451	20	43
Construction	---	---		---	---	---	---	---
Land	143	143		67	143	108	1	1
Consumer and Home Equity	41	41		5	41	21	---	---

Total
Commercial	1,741	1,741		13	1,802	1,453	21	69
Owner occupied 1-4	1,614	1,623		10	1,638	1,592	19	58
Non owner occupied 1-4	5,263	5,263		281	7,288	7,853	53	126
Multi-family	3,471	3,471		65	4,918	5,222	31	95
Commercial Real Estate	7,351	7,683		1,317	8,770	8,391	39	131
Construction	---	---		---	---	---	---	---
Land	3,460	3,460		67	3,894	4,153	24	96
Consumer and Home Equity	204	204		5	229	187	1	3

Impaired Loans as of and for the Year Ended December 31, 2010
	Recorded Balance		Unpaid Principal Balance		Specific Allowance
	(In thousands)
Loans without specific valuation allowance
Commercial	$	---	$	---	$	---
Owner occupied 1-4		723		714		---
Non owner occupied 1-4		6,419		6,419		---
Multi-family		343		343		---
Commercial Real Estate		4,184		3,809		---
Construction		---		---		---
Land		4,184		3,809		---
Consumer and Home Equity		---		---		---

Loans with a specific valuation allowance
Commercial		239		239		169
Owner occupied 1-4		299		299		34
Non owner occupied 1-4		613		613		30
Multi-family		216		216		100
Commercial Real Estate		3,421		3,421		1,006
Construction		---		---		---
Land		1,113		1,113		2,131
Consumer and Home Equity		----		---		---

Total
Commercial		239		239		169
Owner occupied 1-4		1,022		1,013		34
Non owner occupied 1-4		7,032		7,032		30
Multi-family		559		559		100
Commercial Real Estate		7,605		7,230		1,006
Construction		---		---		---
Land		4,166		4,166		2,131
Consumer and Home Equity		---		---		---

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

The following table gives a breakdown of non-accruing loans by loan class at September 30, 2011 and at December 31, 2010.

Loan Class	September 30, 2011	December 31, 2010
	(In thousands)

Commercial	$240	$251
Owner occupied 1-4	1,121	1,230
Non owner occupied 1-4	4,319	5,163
Multi-family	1,964	2,848
Commercial Real Estate	4,900	5,224
Construction	---	---
Land	2,235	2,490
Consumer and home equity	106	164
Total	$14,885	$17,370

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

At December 31, 2010 there were $676 accruing loans delinquent 90 days or more.  There were no accruing loans over 90 days delinquent at September 30, 2011.  Non-accruing loans at December 31, 2010 and September 30, 2011 were $17,370 and $14,885, respectively.

Loans to related parties at December 31, 2010 totaling $2,456 were reduced by paydowns of $349 and increased by new debt of $770 resulting in loans to related parties at September 30, 2011 totaling $2,877.

The following tables present information regarding troubled debt restructurings by class for the three months and nine months ended September 30, 2011.

Newly classified troubled debt restructurings for the three months ended September 30, 2011 (Dollars in thousands)
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Commercial
Owner occupied 1-4	1	$133	$133
Non owner occupied 1-4
Multi-family
Commercial Real Estate
Construction
Land
Consumer and home equity
Total	1	$133	$133

Newly classified troubled debt restructurings for the nine months ended September 30, 2011 (Dollars in thousands)
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Commercial	1	$90	$90
Owner occupied 1-4	1	$133	$133
Non owner occupied 1-4
Multi-family
Commercial Real Estate
Construction
Land
Consumer and home equity
Total	2	$223	$223

Restructured terms included extending the term and reducing the payment on one loan and interest-only payments on the second.

Troubled debt restructurings that subsequently defaulted for the three months ended September 30, 2011 (Dollars in thousands)
	Number of Loans	Recorded Balance

Commercial
Owner occupied 1-4
Non owner occupied 1-4
Multi-family
Commercial Real Estate
Construction
Land	1	$171
Consumer and home equity
Total	1	$171

Troubled debt restructurings that subsequently defaulted for the nine months ended September 30, 2011 (Dollars in thousands)
	Number of Loans	Recorded Balance

Commercial
Owner occupied 1-4
Non owner occupied 1-4	1	$824
Multi-family
Commercial Real Estate
Construction
Land	1	$171
Consumer and home equity
Total	2	$995

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 (the “ASU”), the Company reassessed all restructurings that occurred on or after the beginning of its current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.  Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Accounting Standards Codification (ASC) 310-10-35.  The ASU requires prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $1.6 million and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $98,000.  The restructuring was done in 2010.

Note 6 - Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	Three months ended
	September 30,
	2011	2010
	(in Thousands)

Net unrealized gain on securities available-for-sale	$65	$96
Tax expense	26	38

Other comprehensive income	$39	$58

	Nine months ended
	September 30,
	2011	2010
	(in Thousands)

Net unrealized gain on securities available-for-sale	$158	$109
Tax expense	63	43

Other comprehensive income	$95	$66

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

The following table presents the fair value measurement of assets measured at fair value on a recurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
				(in Thousands)
Available-for-sale securities
September 30, 2011
U.S. government sponsored agencies	$3,500	$	---	$3,500	$	---
Mortgage-backed securities – government sponsored entities	2,454		---	2,454		---
State and political subdivisions	6,793		---	6,793		---
Totals	12,747		---	12,747		---

Available-for-sale securities
December 31, 2010
U.S. government sponsored agencies	$2,096	$	---	$2,096	$	---
Mortgage-backed securities – government sponsored entities	2,674		---	2,674		---
State and political subdivisions	7,035		---	7,035		---
Totals	11,805		---	11,805		---

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FASB ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in Thousands)
Impaired loans September 30, 2011	$1,758	$	---	$	---	$1,758

Impaired loans December 31, 2010	$12,013	$	---	$	---	$12,013

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair value of commitments was not material at September 30, 2011 and December 31, 2010.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FASB ASC 825 (formerly FAS 107) at September 30, 2011 and at December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in Thousands)
Financial assets
Cash and cash equivalents	$17,156	$17,156	$13,573	$13,573
Available-for-sale securities	12,747	12,747	11,805	11,805
Loans held for sale	2,018	2,018	2,265	2,265
Loans, net of allowance for loan losses	309,206	322,753	320,810	331,913
Federal Home Loan Bank stock	3,185	3,185	3,583	3,583
Interest receivable	1,282	1,282	1,421	1,421

Financial liabilities
Deposits	306,843	312,205	311,458	316,112
Federal Home Loan Bank advances	18,000	18,646	22,500	22,920
Interest payable	65	65	62	62

Note 8 –Accounting Developments

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  A company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of the past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after June 15, 2011.  The Company adopted the standard as required and disclosures are included with this Form 10-Q.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 7: Disclosures About Fair Value of Assets and Liabilities.  Those new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU.

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

In April 2011, the FASB issued ASU No. 2011-03: Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by the ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by the ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05: Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

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

In these extraordinary economic times, we find ourselves in a community that to some extent has been sheltered from the worst effects of the slowdown. The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park; and the growth of a new medical corridor spurred by the building of two new hospitals.  The area’s diversity did not make us immune to the effects of the recession, but we were spared its worst effects.   Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University and signs of renewed activity in residential development projects.  There were capital investments of $305 million in the Greater Lafayette area for the first four months of 2011 compared to $640 million in all of 2010.  Wabash National, the area’s second largest industrial employer, is hiring 400 to 500 people for increased trailer production and will add a new line for production of bulk liquid storage containers which will employ another 200.   Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, announced the addition of 100 full-time production positions.  Nanshan America will be opening a plant in Lafayette in 2011 employing 200 people.  Growth in the medical corridor has continued with numerous clinics and specialized care facilities under way which along with the two new hospitals makes Greater Lafayette a regional healthcare hub.  In the education sector, Purdue’s West Lafayette 2011-2012 enrollment is just under 40,000, down just slightly from last year and Ivy Tech’s 2011 enrollment is expected to exceed last year’s record level of 8,200 students.  The Purdue Research Park now includes 110 high-tech and life science businesses, has more than 3,700 employees earning an average annual wage of $54,000 and has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state.  The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and by April 2011 had improved to 6.3%.  The rate climbed to 8.1% in July, an expected rise typically caused by teachers’ summer layoffs, and by September had dropped back to 7.3%.

The housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings.  Because of earlier overbuilding in the county as well as the increase in available properties due to foreclosure, residential building activity has remained moderate with 296 single-family building permits issued in the first three quarters of 2011 compared to 381 in all of 2010.  While there are several new residential developments planned, they are primarily student housing related projects.

We continue to work with borrowers who have fallen behind on their loans. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition, we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. We saw a decrease in deposits in the first nine months of 2011, primarily in time accounts as depositors are unwilling to commit deposits for an extended period at the very low market rates, and prefer to move their deposits to money market or transaction or savings accounts.  Because of a limited demand for loans we are not aggressively pursuing deposits.  While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve.  The Federal Reserve has held short-term rates at almost zero for the last two years and has announced its intention of keeping short-term rates low through 2013 as well as taking steps to keep longer term rates low to encourage activity in the housing market.  Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this strategy could be expected to eventually cause our margins to shrink. Our expectation for the rest of 2011 is that deposit rates will gradually decrease as higher rate deposits mature and are replaced with lower rate items.  Overall loan rates are expected to stay relatively flat as our lowest rate residential mortgage loans will be sold on the secondary market.

Rate changes can typically be expected to have an impact on interest income. Because the government is now expected to remove the quantitative easing more slowly, we expect to see the money supply shrink slowly and market rates to stay low. Lower rates generally increase borrower preference for fixed rate products which we typically sell on the secondary market, and existing adjustable rate loans can be expected to reprice to lower rates which could be expected to have a negative impact on our interest income. To some extent we expect to make up for the reduction in interest income with an increase in gains on sold loans.

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

Also, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has made sweeping changes to the United States financial system. The Dodd-Frank Act eliminated the Office of Thrift Supervision (the “OTS”) as of July 21, 2011. The Dodd-Frank Act transferred to the Office of the Comptroller of the Currency (the “OCC”) all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, the Bank is being supervised by the OCC and the Company is being supervised by the Federal Reserve from and after July 21, 2011.  The OCC and the Federal Reserve have published regulations that will apply to the entities that they are regulating for the first time. OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like the Company are subject are to remain in effect until they are suspended.

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

Homogenous smaller balance loans, such as consumer installment and mortgage loans secured by various property types are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

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

Financial Condition

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Our total assets decreased $8.0 million, or 2.15%, during the nine months from December 31, 2010 to September 30, 2011.  Primary components of this decrease were an $11.8 million decrease in net loans receivable including loans held for sale, a $489,000 decrease in other assets and a $398,000 decrease in Federal Home Loan Bank stock.  These decreases were offset by a $1.9 million increase in cash, a $1.7 million increase in short-term investments and a $942,000 increase in available-for-sale securities.  Management attributes the decrease in loans to an increase in residential mortgage loan refinancing due to the ongoing interest of residential borrowers in refinancing their mortgages to lower, fixed rate mortgages in response to continuing low interest rates.  We typically sell these loans on the secondary market.  In addition, demand for commercial loans continues to be slow.  Deposits decreased $4.6 million generally due to a perceived increased willingness by Bank customers to search for higher returns from alternative investments.  Because of the slower loan demand the Bank was willing to allow these rate-sensitive funds to leave the Bank.  We also reduced Federal Home Loan Bank advances from $22.5 million at December 31, 2010 to $18.0 million at September 30, 2011 also due to lower loan volume.

Non-performing assets, which include non-accruing loans, loans 90 or more days past due but still accruing, and foreclosed assets, decreased from $19.3 million at December 31, 2010 to $16.4 million at September 30, 2011.  Non-performing loans at September 30, 2011 were comprised of $7.5 million, or 50.40%, of one- to four-family or multi-family residential real estate loans, $7.1 million, or 47.93%, of loans on land or commercial property, and $240,000, or 1.67%, of non real estate loans.  Non-performing assets at September 30, 2011 also include $1.5 million of foreclosed assets compared to $1.2 million at December 30, 2010.  At September 30, 2011, our allowance for loan losses equaled 1.69% of total loans compared to 1.65% at December 31, 2010. The allowance for loan losses at September 30, 2011 totaled 32.79% of non-performing assets compared to 27.74% at December 31, 2010, and 36.05% of non-performing loans at September 30, 2011 compared to 29.61% at December 31, 2010.  Our non-performing assets equaled 4.50% of total assets at September 30, 2011 compared to 5.18% at December 31, 2010.  Non-performing loans totaling $2.8 million were charged off in the first nine months of 2011, offset by $55,000 of recoveries.  These significant improvements were due to the Bank charging off $1.8 million of non-performing loans, taking $1.5 million into other real estate owned (“OREO”), accepting short sales on $3.8 million and restoring $462,000 to accrual status.  In addition, we received principal reductions or payoffs of $749,000 on four loans and $102,000 of principal payments.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties.  Three of the 14 acquired properties received in the first nine months of 2011 were through deeds in lieu of foreclosure.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.  Effective August 31, 2010, the Bank entered into a Supervisory Agreement (the “Supervisory Agreement”) with the OTS requiring the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses.  The Bank has implemented the revised policy which it presumes will address the concerns expressed by the OTS and has not been notified of any concerns.  The Supervisory Agreement did not require an additional provision for loan loss reserves.  As noted above, as of July 21, 2011, all functions and all rulemaking authority of the OTS relating to federal savings associations were transferred to the OCC.  As a result, the OCC will now enforce the Supervisory Agreement with the Bank.

Shareholders’ equity increased from $35.6 million at December 31, 2010 to $36.8 million at September 30, 2011, an increase of $1.2 million, or 3.52%, primarily as a result of net income of $1.1 million.  Shareholders’ equity to total assets was 10.12% at September 30, 2011 compared to 9.57% at December 31, 2010.

Average Balances, Interest Rates and Yields

The following two tables present, for the periods indicated, the total dollar amount of interest income earned on average interest-earning assets and the resulting yields on such assets, as well as the interest expense paid on average interest-bearing liabilities, and the rates paid on such liabilities.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three months ended September 30, 2011				Three months ended September 30, 2010
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$309,978		$4,285	5.53%	$333,687		$4,760	5.70%
Other investments	19,318		114	2.36	20,128		116	2.31
Total interest-earning assets	329,296		4,399	5.34	353,962		4,876	5.51

Interest-Bearing Liabilities
Savings deposits	$25,185		10	0.16	$26,629		22	0.33
Demand and NOW deposits	123,266		163	0.53	116,812		185	0.63
Time deposits	155,900		755	1.94	176,407		1,049	2.38
Borrowings	20,000		113	2.26	27,167		233	3.43
Total interest-bearing liabilities	324,351		1,041	1.28	347,015		1,489	1.72

Net interest income			$3,358				$3,387
Net interest rate spread				4.06%				3.79%
Net earning assets	$4,945				$6,947
Net yield on average interest-earning assets				4.08%				3.83%
Average interest-earning assets to average interest-bearing liabilities	1.02	x			1.02	x
_________________
(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Nine months ended September 30, 2011				Nine months ended September 30, 2010
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$314,761		$12,888	5.46%	$327,650		$13,900	5.66%
Other investments	19,561		345	2.35	20,057		368	2.54
Total interest-earning assets	334,322		13,233	5.28	347,707		14,268	5.47

Interest-Bearing Liabilities
Savings deposits	$25,533		31	0.16	$26,179		93	0.47
Demand and NOW deposits	120,866		479	0.53	100,462		478	0.63
Time deposits	159,297		2,351	1.97	175,319		3,217	2.45
Borrowings	19,667		337	2.28	40,056		996	3.32
Total interest-bearing liabilities	325,363		3,198	1.31	342,016		4,784	1.87

Net interest income			$10,035				$9,484
Net interest rate spread				3.97%				3.61%
Net earning assets	$8,959				$5,691
Net yield on average interest-earning assets				4.00%				3.64%
Average interest-earning assets to average interest-bearing liabilities	1.03	x			1.02	x
_________________
(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Nine Months and the Three Months ended September 30, 2011 and September 30, 2010

General.  Net income for the nine months ended September 30, 2011 was $1.1 million, a decrease of $376,000, or 24.82%, from the nine months ended September 30, 2010.  The decrease was primarily due to a $927,000, or 51.24%, increase in the provision for loan losses partially offset by a $551,000, or 5.81%, increase in net interest income. There was a $74,000, or 3.60%, increase in non-interest income and a $213,000, or 2.85%, increase in non-interest expenses and a $139,000 decrease in taxes.

Net income for the quarter ended September 30, 2011 was $457,000, a decrease of $69,000, or 13.12%, from the $526,000 in net income in the comparable quarter in 2010.  The decrease for the three month period was primarily due to a $185,000, or 7.38%, increase in non-interest expenses and a $29,000, or 0.86%, decrease in net interest income, partially offset by a $106,000 increase in non-interest income, a $25,000 decrease in the provision for loan losses and a $14,000 decrease in taxes.

Net Interest Income.  Net interest income for the nine months ended September 30, 2011 increased $551,000 or 5.81%, over the same period in 2011.  This increase was due to a 33 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 3.64% for the nine months ended September 30, 2010 to 3.97% for the nine months ended September 30, 2011 offset by a $3.3 million decrease in average net interest-earning assets.  The increase in net interest margin is primarily due to the 56 basis point decrease in the average rate on interest-bearing liabilities from 1.87% for the nine months ended September 30, 2010 to 1.31% for the nine months ended September 30, 2011. The average rate on interest-earning assets decreased 19 basis points from 5.47% to 5.28% for the same respective periods.

Interest income on loans decreased $1.0 million, or 7.28%, for the nine months ended September 30, 2011 compared to the same nine months in 2010.  The average rate on loans fell from 5.66% to 5.46% partly due to the continuing action by the Federal Reserve to keep interest rates low.  The average balance of loans receivable decreased by $12.9 million for the two periods primarily because of the increase in refinancing and the sale of these loans on the secondary market for interest rate risk management purposes.

Interest earned on other investments and Federal Home Loan Bank stock decreased by $23,000, or 6.25%, for the nine months ended September 30, 2011 compared to the same period in 2010.  This was primarily the result of a 10basis point decrease in the average yield on the investments and Federal Home Loan Bank stock from 2.45% to 2.35% over the comparable periods.

Interest expense for the nine months ended September 30, 2011 decreased $1.6 million, or 33.15%, compared to the same period in 2010 consisting of a $927,000 decrease in interest paid on deposits and a $659,000 decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on time deposits from 2.45% for the first nine months of 2010 to 1.97% for the first nine months of 2011 and by a $20.4 million increase in the average balance of lower rate demand deposit accounts combined with a $16.0 million decrease in the average balance of comparatively higher rate time deposits.  The increase in demand accounts was largely due to an increase in public funds while the decrease in time deposits came from depositors opting for alternative investments as they feel more confident about the economic situation.   The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 3.32% for the first nine months of 2010 to 2.28% for the first nine months of 2011 because of lower rates in the economy, and a $20.4 million decrease in average balances as we used the increase in demand deposit accounts to pay off higher rate advances.

Net interest income for the three months ended September 30, 2011 decreased $29,000, or 0.86% over the same period in 2010 due primarily to a $6.9 million decrease in net earning assets partially offset by a 25 basis point increase in our net interest margin from 3.83% for the third quarter of 2010 to 4.08% for the third quarter of 2011.  Interest income on loans decreased $475,000 for the third quarter of 2011 compared to the third quarter of 2010 primarily due to a 17 basis point decrease in the average yield on loans from 5.70% for the third quarter of 2010 to 5.53% for the third quarter of 2011 and a $23.9 million decrease in average outstanding balances.  Interest income on other investments and Federal Home Loan Bank stock decreased $2,000 for the third quarter of 2011 compared to the third quarter of 2010 due to primarily to an $810,000 decrease in the average balance offset by a 6 basis point increase in the average yield on other investments and Federal Home Loan Bank stock.  Interest expense decreased $448,000, or 30.09%, for the third quarter of 2011 from the same period in 2010 primarily due to a 44 basis point decrease in the average rate paid on interest-earning liabilities from 1.72% for the third quarter of 2010 to 1.28% for the same period in 2011 and a $22.7 million decrease in average interest-earning liabilities for the same periods.

Provision for Loan Losses.  The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	09/30/11	12/31/10	09/30/10
	(in Thousands)
Loans delinquent 30-59 days	$360	$559	$2,683
Loans delinquent 60-89 days	648	809	1,674
Total delinquencies under 90 days	1,008	1,368	4,357
Accruing loans past due 90 days	0	676	0
Non-accruing loans	14,885	17,370	14,707
Total non-performing loans	14,885	18,046	14,707
OREO	1,479	1,214	1,068
Total non-performing assets	$16,364	$19,260	$15,775

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

The $3.2 million decrease in non-performing loans at September 30, 2011 compared to December 31, 2010 was primarily due to the Bank charging off $1.8 million of non-performing loans, taking $1.5 million into OREO, accepting short sales on $3.8 million and restoring $462,000 to accrual status.  In addition we received principal reductions or payoffs of $749,000 on four loans and $102,000 of principal payments.  Over this period we also had $5.3 million in new loans become non-performing of which $2.1 million were residential properties and $3.2 million were nonresidential or land loans.  We intend to set up troubled debt restructures on $3.0 million of these new loans as the borrowers have shown a capacity to repay.

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

At September 30, 2011 our largest areas of concern were loans on non-residential properties, one- to four-family non-owner occupied rental properties, and, to a lesser extent land development loans and multi-family loans.  Loans totaling $5.0 million on non-residential properties, $4.5 million on one- to four-family rental properties, and $2.2 million on land development were past due more than 30 days at September 30, 2011.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  The non-residential properties are typically loans where the borrowers are seeing increased vacancies and late rent payments because of the economy.  Land loans are of some concern as absorption rates are slower than anticipated on land development loans, although sales continue to improve.

We recorded a $2.7 million provision for loan losses for the nine months ended September 30, 2011 as a result of our analyses of our current loan portfolios, compared to $1.8 million during the same period in 2010.  We recorded an $885,000 provision for loan losses for the quarter ended September 30, 2011 as a result of our analyses of our current loan portfolios, compared to $910,000 during the same period in 2010.  The provisions in the third quarter were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio.  The main reason for the increase for the first nine months of 2011 compared to the same period in 2010 was the addition of specific reserves on impaired loans due to the receipt of new appraisals that affected our evaluation of the credits.  During the first nine months of 2011, we charged $2.8 million against loan loss reserves and had recoveries of $55,000.   We expect to obtain possession of more properties in 2011 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $5.4 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $8.9 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers. Of these loans, $1.4 million are delinquent more than 30 days.  We also have $7.3 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  Of these loans, $397,000 are delinquent more than 30 days.  Our total high loan-to-value loans at September 30, 2011 were at 41% of capital, well under regulatory guidelines of 100% of capital.  We have $17.5 million of Home Equity Lines of Credit of which two loans totaling $98,000 were delinquent more than 30 days at September 30, 2011.

An analysis of the allowance for loan losses for the nine months ended September 30, 2011 and 2010 follows:

(Dollars in Thousands)
	Nine months ended September 30,
	2011	2010

Balance at January 1	$5,343	$3,737
Loans charged off	(2,768)	(823)
Recoveries	55	109
Provision	2,736	1,809
Balance at September 30	$5,366	$4,832

At September 30, 2011, non-performing assets, consisting of non-accruing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $16.4 million compared to $19.3 million at December 31, 2010.  In addition to our non-performing assets, we identified $18.0 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At September 30, 2011, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.69% of net loans receivable and 36.05% of non-performing loans at September 30, 2011 compared to 1.65% and 29.61% at December 31, 2010, respectively.  Our non-performing assets equaled 4.50% of total assets at September 30, 2011 compared to 5.18% at December 31, 2010.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2011 increased by $74,000, or 3.60%, compared to the same period in 2010.  This was primarily due to by a $182,000 increase in the gain on the sale of mortgage loans, a $39,000 increase in other income and an $11,000 decrease in losses on the sale or writedown of OREO properties offset by a decrease of $165,000 in service charges and fee income.  The increase in the gain on sale of mortgage loans was due to an increase in loans sold from $27.3 million in the first nine months of 2010 to $36.8 million for the same period in 2011 primarily because of continuing low loan rates resulting in borrowers refinancing their mortgages to lower rate fixed rate loans that we typically sell on the secondary market. The decrease in service fees was primarily due to a lower volume of customer overdrafts and regulatory changes involving the collection of service fees.  The increase in other income was primarily due to an increase in mortgage servicing fees due to the increase in mortgage loans sold.

Non-interest income for the third quarter of 2011 increased by $106,000, or 12.96%, compared to the same period in 2010 due primarily to an $86,000 decrease in the loss of sale of OREO properties and a $59,000 increase in other income offset by a $32,000 decrease in the gain on the sale of mortgage loans and a $12,000 decrease in fees on deposit accounts for the same reasons stated above for the nine month periods.  The change from a decrease in the gain on sale of loans for the three month period to an increase for the nine months was due to a substantial increase in the number of loans sold in the third quarter of 2010.

Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2011 increased $213,000, or 2.85%, compared to the same period in 2010 due primarily $206,000 increase in salaries and employee benefits, including a $125,000 increase in health insurance costs and a $60,000 increase in salaries due to continuing loan origination activity by commission-based loan originators, and a $143,000 increase in other expenses due primarily to a $64,000 increase in legal fees due primarily to credit related consulting costs, and a $48,000 increase in appraisal fees to comply with regulatory guidance issued at the end of 2010.  These increases were offset by a $98,000 decrease in occupancy cost due to lower real estate taxes from reduced property assessments and lower depreciation on furniture and fixtures because of a decrease in purchases, and by a $58,000 decrease in FDIC insurance premiums.

Non-interest expense for the third quarter of 2011 increased by $185,000 over the same period in 2010, due largely to the factors mentioned above including a $64,000 increase in salaries, a $29,000 decrease in occupancy expense due primarily to reduced property tax assessments and a $178,000 increase in other expenses due primarily to an increase in fees for professional services required to comply with various legal, reporting and regulatory issues. FDIC insurance premiums decreased $53,000 for the quarter.

Income Tax Expense.   Our income tax provision decreased by $139,000 for the nine months ended September 30, 2011 and by $14,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due primarily to decreased pre-tax income.

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

Our liquidity ratios at September 30, 2011 and December 31, 2010 were 8.53% and 6.53%, respectively, compared to a regulatory liquidity base, and 7.22% and 6.06% compared to total assets at the end of each period.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At September 30, 2011, we had outstanding commitments to originate loans and available lines of credit totaling $37.2 million and commitments to provide funds to complete current construction projects in the amount of $2.3 million. We had $962,000 outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $88.6 million at September 30, 2011.  Included in that number are $2.6 million of brokered deposits.  Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $3.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $36.8 million at September 30, 2011 compared to $35.6 million at December 31, 2010, an increase of $1.3 million, or 3.52%, due primarily to net income of $1.1 million.  Shareholders’ equity to total assets was 10.12% at September 30, 2011 compared to 9.57% at December 31, 2010.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of September 30, 2011 and December 31, 2010, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at September 30, 2011 and December 31, 2010 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$39,482	14.5%	$21,781	8.0%	$27,283	10.0%
Tier I capital (to risk-weighted assets)	36,079	13.3	10,890	4.0	16,336	6.0
Tier I capital (to adjusted total assets)	36.079	9.9	10,896	3.0	18,161	5.0
Tier I capital (to adjusted tangible assets)	36,079	9.9	7,264	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	36,079	9.9	5,448	1.5	N/A	N/A

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$38,288	13.8%	$22,124	8.0%	$27,655	10.0%
Tier I capital (to risk-weighted assets)	34,975	12.6	11,062	4.0	16,593	6.0
Tier I capital (to adjusted total assets)	34,975	9.4	11,148	3.0	18,581	5.0
Tier I capital (to adjusted tangible assets)	34,975	9.4	7,432	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,975	9.4	5,574	1.5	N/A	N/A

Effective August 31, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with the OTS, requiring the Company to submit to the OTS by October 31, 2010 a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012.  In its submitted capital plan, the Company proposes to maintain risk-based capital ratios above twelve percent (200 basis points above the ten percent well-capitalized level), and core capital above eight percent (300 basis points above the five percent well-capitalized level). The current capital levels shown in the table above are at least 1% above these levels.  The OTS notified the Company that certain revisions to the capital plan primarily relating to consolidated capital ratios and consolidated financial statements of the Company must be submitted by August 30, 2011.  The Company has requested clarification from the Federal Reserve regarding the requested information and has submitted a response on August 30, 2011 explaining a labeling correction that the Company believes will address the concerns noted by the OTS.

The Bank’s Supervisory Agreement and the MOU require prior OCC (the Bank’s current primary regulator following elimination of the OTS) approval of dividends by the Bank or the Company, respectively.  In addition, the MOU requires prior approval by the Federal Reserve (formerly the OTS) of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan.  The holding company does not now hold any such debt.  As noted above, as a result of the Dodd-Frank Act, the Bank is being supervised by the OCC and the Company is being supervised by the Federal Reserve from and after July 21, 2011.  As a result, the OCC will now enforce the Bank’s Supervisory Agreement and the Federal Reserve will enforce the MOU.  Despite the fact that LSB Financial believes it could obtain regulatory approval of dividends from the Bank to LSB Financial, the Bank has elected not to declare dividends at this time (and LSB Financial is therefore unable to declare dividends) because of the uncertainty regarding increased capital requirements anticipated under the Dodd-Frank Act and because the Bank has obtained a new bank regulator - the OCC - under the Dodd-Frank Act and the Bank is not familiar with the OCC’s positions on capital and other related financial matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of September 30, 2011, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Effective August 31, 2010, the Bank executed an updated Supervisory Agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (“OTS”) and LSB Financial Corp.  (the “Company”) entered into a Memorandum of Understanding (the “MOU”) with the OTS under which the Bank and the Company have agreed to take a number of actions within specified timeframes to address concerns identified by the OTS in connection with its 2010 examination of the Bank.   These agreements replace the prior Memorandum of Understanding and Supervisory Agreement between the Bank and the OTS.  As a result of the Dodd-Frank Act, from and after July 21, 2011, the Bank is being supervised by the OCC and the Company is being supervised by the Federal Reserve.   As a result, the OCC will now enforce the Bank’s Supervisory Agreement and the Federal Reserve will enforce the MOU.  The Supervisory Agreement and the MOU will remain in effect until terminated, modified or superseded by the OCC or Federal Reserve, respectively.

The updated Supervisory Agreement eliminates certain requirements satisfied in the Bank’s prior agreement with the OTS.

Under the Supervisory Agreement, by September 30, 2010, the Bank’s board of directors was required to provide to the OTS written workout plans for each adversely classified asset or group of classified assets to any one borrower or loan relationship of $500,000 or greater certain classified assets.   The Bank must also present quarterly status reports to the OCC (formerly, the OTS).   The Bank timely submitted the required workout plans and has provided, and will continue to provide, the quarterly written asset status reports as required.  The Bank believes it is in compliance with this provision of the Supervisory Agreement and that these plans are a useful tool in monitoring the progress of its workouts of classified assets.

The Bank’s board of directors was also required to revise its policy on concentrations of credit and, in the event the revised limits are lower, adopt a plan to bring the Bank into compliance with the revised policy.   The Bank’s board must also, on a quarterly basis, review the Bank’s compliance with the revised policy and the appropriateness of its concentration limits given current economic conditions and the Bank’s capital position.   On September 20, 2010, the Bank’s board of directors approved a revised Concentrations of Credit Policy and Reduction Plan and continues to review the policy and compliance therewith on a quarterly basis.  The Bank believes it is in compliance with these provisions of the Supervisory Agreement, and that its concentrations in the area of one- to four-family non-owner occupied rental properties have been reduced as a result of these actions.

The Bank was also required to revise its policies and procedures related to the establishment and maintenance of its allowance for loan losses and submit the revised policy to the Regional Director of the OTS for review and comment.   However, the Supervisory Agreement did not require an additional provision for loan loss reserves.   The Bank revised its allowance for loan losses policy on September 21, 2010.  On June 20, 2011, the Bank’s board of directors further revised the policy to add clarification with respect to the requirement for outside appraisals.  As a result of these actions, the Bank now obtains appraisals performed by a state-certified appraiser on all higher risk transactions. The Bank believes that it is in compliance with this provision of the Supervisory Agreement.

The Supervisory Agreement also required the Bank to revise its written internal asset review and classification program.   The Bank revised its internal asset review and classification program policy on September 21, 2010.  The Bank’s board of directors has also approved establishment of an asset review committee that will review any loan rating changes.  As a result of these actions, the Bank believes it has improved its loan classification process and its identification of troubled debt restructurings and nonaccrual loans. The Bank believes that it is in compliance with this provision of the Supervisory Agreement.

The Bank was required to submit to the OTS an updated business plan for the period beginning January 1, 2011 through December 31, 2012.   The Bank submitted a three-year Business Plan to the OTS by October 31, 2010 which sets forth minimum capital goals of 8 percent and 12 percent for Tier 1 (Core) and risk-based capital, respectively.  The Plan outlines strategies that will be employed to boost earnings and preserve capital, and includes pro-forma financial projections and budget assumptions.  Any material modifications to the Business Plan must receive prior, written non-objection of the OCC (formerly the OTS).   By December 31, 2011, and each December 31st thereafter while the Supervisory Agreement remains in effect, the Business Plan must be updated and submitted to the OCC (formerly the OTS).  The OTS Regional Director notified the Bank on July 14, 2011 that the Plan was acceptable and should be implemented immediately.   The Bank has implemented the Business Plan and there have been no material modifications to the Business Plan since submission.   The Bank believes it is in compliance with this provision of the Supervisory Agreement, except to the extent not yet applicable.  The Bank believes that these actions relating to its Business Plan have improved its budgeting process.

The Bank’s board of directors is also required to review written quarterly variance reports on the Bank’s compliance with the Business Plan.   A copy of each variance report is to be provided to the OCC (formerly the OTS) within five (5) days after review by the board.  A budget variance report explaining the reasons for material variances from original projections is submitted to the Bank’s board of directors within 45 days of the quarter end.   The board discusses the impact of noted variances and determines whether or not corrective action is required.   The Bank believes it is in compliance with this provision of the Supervisory Agreement.

The Supervisory Agreement requires prior written non-objection of the OCC (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Bank.   The Bank has not declared or paid dividends, nor has it made any other capital distribution to the Company without the required prior approval.  The Bank’s last approved dividend to the Company was paid in July, 2011. It does not anticipate needing further approvals of Bank dividends before the end of the year.  The Bank is in compliance with this provision of the Supervisory Agreement.

The Supervisory Agreement places restrictions on the Bank with respect to certain operating activities, requiring prior notice to the OCC (formerly the OTS) of changes in directors and senior executive officers and prior written non-objection from the OCC (formerly the OTS) with respect to senior executive officer or director compensation, material third party service provider contracts, and asset growth over certain levels until the approval of the Bank’s Business Plan.   Asset growth has not exceeded interest credited since third quarter 2010 (the quarter in which the Supervisory Agreement was executed).  No payments covered by the Supervisory Agreement’s restriction on “golden parachute payments” as defined in 12 CFR § 359.1(f) have been made or requested since the effective date of the Supervisory Agreement.   Director Thomas Parent is the only new addition to the board or executive management since the effective date of the Supervisory Agreement and his appointment complied with the requirements of the Supervisory Agreement.   The Bank believes it is in compliance with these provisions of the Supervisory Agreement.

Under the MOU, the Company was required to submit to the OTS by October 31, 2010, a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012.  The capital plan is to be updated each year during which the MOU is effective.  On July 14, 2011, the OTS notified the Company that certain revisions to the capital plan primarily relating to consolidated capital ratios and consolidated financial statements of the Company were needed.  The Company has requested clarification from the Federal Reserve regarding the requested information and has submitted a response on August 30, 2011 explaining a labeling correction that the Company believes will address the concerns noted by the OTS.

The MOU also requires prior written non-objection of the Federal Reserve (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Company and of any Company debt not in the ordinary course (including loans, cumulative preferred stock and subordinated debt) unless such debt is contemplated by the capital plan.   The Company does not now hold any such debt.  The Company believes it is in compliance with the provisions of the MOU.  The Company suspended dividends to its shareholders starting with the third quarter of 2010 and its Board of Directors periodically evaluates whether to resume payment of any such dividends.  Any resumption of dividends would require the prior approval of the Federal Reserve.

The Company believes that the Supervisory Agreement and the MOU have not had, and will not have, a material impact on the financial condition or results of operations of the Bank or the Company, taken as a whole.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

July 1 – July 31, 2011	---	---	---	52,817

August 1 – August 31, 2011	---	---	---	52,817

September 1 – September 30, 2011	---	---	---	52,817

Total	---	---	---	52,817
_______________________

1	There were no shares repurchased other than through a publicly announced plan or program.

2	We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

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

LSB FINANCIAL CORP.
(Registrant)

Date: November 14, 2011	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 906 Certification

101
The following materials from the Company’s Form 10-Q for the quarterly period ending September 30, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*  Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.