Form 10-K
period 2011-12-31
LSB FINANCIAL CORP
filed 2012-03-16
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,902,775 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2012
Common Stock, $0.01 par value per share	1,555,222 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2012	Part III

Exhibit Index on Page E-1

LSB Financial Corp.
Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document, including information included or incorporated by reference, contains, and future filings by LSB Financial on Form 10-Q and Form 8-K and future oral and written statements by LSB Financial and our management may contain, forward-looking statements about LSB Financial and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by LSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and identified in our filings with the Securities and Exchange Commission (“SEC”) and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner-occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices. At December 31, 2011, we had total assets of $364.3 million, deposits of $308.4 million and stockholders’ equity of $36.2 million.

Our revenues are derived principally from interest on mortgage and other loans and interest on securities.

Our executive offices are located at 101 Main Street, Lafayette, Indiana 47901. Our telephone number at that address is (765) 742-1064.

Market Area

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area. Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University. There are three things that set Greater Lafayette apart from other urban areas of the country - the presence of a world class university, Purdue University; a government sector due to the presence of the county seat; and the mix of heavy industry and high-tech innovative start-up companies tied to Purdue University. In addition Greater Lafayette is a regional health care center serving nine counties and has a large campus of Ivy Tech Community College.

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended at 7.4% for 2011 compared to 8.6% for Indiana and 8.5% nationally. The housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings. As of the most recent third quarter results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area was a 0.06% decrease with the one-year change a 0.45% decrease. For the third quarter, the most recent report available, housing prices increased 2.17%. The number of houses sold in the county in 2011 was down 2% from last year, while the average price of a home sold in 2011 was 1% higher than in 2010. Building permits for single family residences were up substantially, from 381 in 2010 to 462 in 2011, a 21% increase.

The area’s diversity did not make us immune to the effects of the recession, but we were spared its worst effects. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2011 totaled $444 million compared to $640 million in 2010 and $341 million in 2009. Wabash National, the area’s second largest industrial employer, continues to hire and intends to employ up to 200 more for a new line for production of bulk liquid storage containers. Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, has increased employment and is investing between $14 million and $19 million for the 2013 Legacy and Outback engine model. Nanshan America will be opening an aluminum extrusion plant in Lafayette in 2012 employing 200 people. Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014.

The over building of low cost housing made and sold by out-of-area companies just prior to the recession,

followed closely by a spike in property taxes and then by the loss of manufacturing jobs at the start of the recession had a negative effect on the local economy and affected our non-performing loans. First, the availability and marketing of low cost housing lured renters into home ownership just as property taxes on rental properties spiked, leaving some landlords unable to recover. The loss of manufacturing jobs then caused people to lose their homes and return to the rental market. This also put a number of “other real estate owned” (OREO) properties on the market. The recession also resulted in manufacturing slowdowns and vacancies in commercial real estate properties that caused borrowers to fall behind with their payments. While the developments noted above lead us to believe these problems are behind us as increased hiring and new industry moving to town have continued, the possibility of a double dip recession would likely lead to the return of these problems.

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

We originate both adjustable rate loans and fixed rate loans. We generally originate adjustable rate loans for retention in our portfolio in an effort to increase the percentage of loans with more frequent repricing than traditional long-term fixed rate loans. As a result of continued consumer demand for long-term fixed rate loans, we have continued to originate such loans. We underwrite these mortgages utilizing secondary market guidelines allowing them to be salable without recourse. The sale of these loans results in additional short-term income and improves our interest-rate risk position by reducing the average maturity of our interest-earning assets. We generally retain servicing rights on loans sold to Freddie Mac, but release the servicing rights on loans sold to other third parties. Furthermore, in order to limit our potential exposure to increasing interest rates caused by our traditional emphasis on originating single-family mortgage loans, we have diversified our portfolio by increasing our emphasis on the origination of short-term or adjustable rate multi-family and commercial real estate loans and commercial business and consumer loans.

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

At December 31, 2011, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $5.8 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2011, totaled $5.4 million, consisting of one loan on multi-family campus properties. The second largest lending relationship at December 31, 2011 to a single borrower or a group of related borrowers totaled $5.2 million, consisting of one loan on a non-residential property, two secured lines of credit and a loan on a single family residence. The third largest lending relationship to a single borrower or a group of related borrowers totaled $5.2 million, consisting of three loans on multi-family properties and a secured commercial line of credit. None of these loans was past due 30-89 days at December 31, 2011. At December 31, 2011, we had 35 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$111,987	35.59%	$125,121	37.46%	$123,502	37.46%	$145,442	43.43%	$137,611	45.48%
Multi-family	60,612	19.26	53,458	16.00	52,790	16.01	39,892	11.91	29,764	9.84
Commercial	90,879	28.88	90,395	27.06	90,571	27.47	90,606	27.06	71,601	23.67
Land and land development	10,304	3.27	14,510	4.34	17,192	5.21	17,756	5.30	18,067	5.97
Construction	8,060	2.56	15,957	4.78	13,002	3.95	11,436	3.42	9,741	3.22
Total real estate loans	281,842	89.56	299,441	89.65	297,057	90.10	305,132	91.12	266,784	88.18

Other Loans:
Consumer loans:
Home equity	17,330	5.51	17,043	5.10	14,698	4.46	13,610	4.06	14,018	4.63
Home improvement	---	---	---	---	124	0.04	174	0.05	315	0.10
Automobile	858	0.27	871	0.26	930	0.28	1,265	0.38	1,757	0.58
Deposit account	176	0.06	211	0.06	196	0.06	291	0.09	231	0.08
Other	127	0.04	126	0.03	71	0.02	113	0.03	136	0.04
Total consumer loans	18,491	5.88	18,251	5.46	16,019	4.86	15,453	4.62	16,457	5.44
Commercial business loans	14,366	4.56	16,332	4.89	16,638	5.04	14,277	4.26	19,307	6.38
Total other loans	32,857	10.44	34,583	10.35	32,657	9.90	29,730	8.88	35,764	11.82
Total loans	314,699	100.00%	334,024	100.00%	329,714	100.00%	334,862	100.00%	302,548	100.00%

Less:
Loans in process	3,242		5,107		4,383		4,180		1,581
Deferred fees and discounts	496		499		431		346		357
Allowance for losses	5,331		5,343		3,737		3,697		3,702
Total loans receivable, net	$305,630		$323,075		$321,163		$326,639		$296,908

The following table shows the composition of our loan portfolio, including loans held for sale, by fixed and adjustable rate at the dates indicated. The one- to four-family fixed rate loans include $2.1 million and $2.3 million of loans at December 31, 2011 and 2010, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One- to four-family	$45,463	14.45%	$51,621	15.46%	$45,059	13.67%	$56,814	16.97%	$43,707	14.45%
Multi-family	2,521	0.80	2,179	0.65	2,443	0.74	5,113	1.53	3,860	1.27
Commercial	15,995	5.08	14,825	4.44	21,611	6.55	23,794	7.11	13,753	4.55
Construction	3,272	1.04	4,625	1.38	2,660	0.81	1,405	0.42	5,223	1.73
Land and land development	6,639	2.11	5,108	1.53	4,698	1.42	3,216	0.96	2,305	0.76
Total real estate loans	73,890	23.48	78,358	23.46	76,471	23.19	90,342	26.98	68,848	22.76
Consumer	1,161	0.37	1,208	0.36	1,452	0.44	1,843	0.55	2,419	0.80
Commercial business	7,986	2.54	8,182	2.45	7,293	2.21	7,011	2.09	9,749	3.22
Total fixed rate loans	83,037	26.39	87,748	26.27	85,216	25.84	99,196	29.62	81,016	26.78

Adjustable Rate Loans:
Real estate:
One- to four-family	66,524	21.14	73,500	22.00	78,443	23.79	88,628	26.47	93,904	31.04
Multi-family	58,091	18.46	51,278	15.35	50,347	15.27	34,780	10.39	25,904	8.56
Commercial	74,884	23.80	75,570	22.63	68,960	20.91	66,812	19.95	57,848	19.12
Construction	7,032	2.23	9,886	2.96	14,532	4.41	16,350	4.88	4,518	1.49
Land and land development	1,421	0.45	10,849	3.25	8,304	2.52	8,220	2.45	15,762	5.21
Total real estate loans	207,952	66.08	221,083	66.19	220,586	66.90	214,790	64.14	197,936	65.42
Consumer	17,330	5.51	17,043	5.10	14,568	4.42	13,610	4.06	14,039	4.64
Commercial business	6,380	2.03	8,150	2.44	9,345	2.84	7,266	2.17	9,557	3.16
Total adjustable rate loans	231,662	73.61	246,276	73.73	244,499	74.16	235,666	70.38	221,532	73.22
Total loans	314,699	100.00%	334,024	100.00%	329,714	100.00%	334,862	100.00%	302,548	100.00%

Less:
Loans in process	3,242		5,107		4,383		4,180		1,581
Deferred fees and discounts	496		499		431		346		357
Allowance for losses	5,331		5,343		3,737		3,697		3,702
Total loans receivable, net	$305,630		$323,075		$321,163		$326,639		$296,908

The following schedule illustrates the maturities of our loan portfolio at December 31, 2011. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)
2012	$5,743	5.57%	$7,360	6.37%	$2,058	3.66%	$5,442	6.24%	$20,603	5.85%
2013 to 2016	10,720	5.59	5,913	5.68	16,384	4.20	5,931	6.49	38,948	5.16
2017 and following	247,015	5.39	5,091	5.56	49	7.21	2,993	6.31	255,148	5.40
Total	$263,478	5.40%	$18,364	5.93%	$18,491	4.15%	$14,366	6.36%	$314,699	5.40%

(1) Includes one- to four-family, multi-family and commercial real estate loans.

The total amount of loans due to mature after December 31, 2012 which have fixed interest rates is $71.1 million, and which have adjustable or renegotiable interest rates is $223.0 million.

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

Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one-, three- or five-year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one-, three- or five-year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% periodic adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are generally qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. We generally retain adjustable rate loans in our portfolio pursuant to our asset/liability management strategy. Five-year adjustable rate mortgage loans represented $11.1 million, three-year adjustable rate mortgage loans represented $45.6 million and one-year and two-year adjustable rate mortgage loans represented $4.7 million of our adjustable rate mortgage loans at December 31, 2011. We also offer a floating rate mortgage loan based on national prime rate, generally on non-owner-occupied residential loans. These loans represented $823,000 of our adjustable rate mortgage loans at December 31, 2011.

Overall, at December 2011, 73.6% of our loans were adjustable rate loans. As part of our interest rate risk strategy we typically sell qualifying fixed rate residential mortgages on the secondary market and hold adjustable rate mortgages in our portfolio. Proceeds from the sale of these fixed rate loans can be used to fund other mortgages which can also be sold. Adjustable rate mortgage loans currently in our portfolio can be expected to reprice to higher rates when interest rates begin to rise, which could be expected to have a positive impact on our interest income. Most loans added to our portfolio in the last few years have interest rate floors.

We offer fixed rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed rate loans. Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value. At December 31, 2011, we had $3.1 million of loans held for sale. Interest rates charged on these fixed rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

We also offer 30-year fixed rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term. Of these, $2.1 million have more than three years to their adjustments and are included in fixed rate loans and $4.2 million have less than three years to their adjustment date and are included in adjustable rate loans.

We had $58.5 million in non-owner-occupied one- to four-family residential loans at December 31, 2011. These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed rate, adjustable rate and convertible rate loans, with terms of up to 30 years.

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

Construction, Land and Land Development Lending

We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2011, substantially all of these loans were secured by property located within our primary market area.

Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are typically fixed rate loans, with interest rates higher than those we offer on permanent one- to four-family residential loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2011, we had $1.1 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed rate for the loan term. We generally limit builders to one home construction loan at a time, but would consider requests for more than one if the homes are presold. At December 31, 2011 we had $3.1 million of this type of construction loans to builders of one- to four-family residences.

We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans may be structured to be converted to one of our permanent commercial loan products at the end of the construction phase or may be for the construction phase only. At December 31, 2011, we had $3.9 million of loans to builders of multi-family dwellings and commercial projects structured to run for the construction phase only.

We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to national prime. The maximum loan-to-value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as closed-end revolving lines of credit with maturities of generally two years or less. At December 31, 2011, we had $7.4 million of development loans to builders. We also make land acquisition loans. At December 31, 2011, we had $2.9 million in loans secured by raw land.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers. The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction, which is the land plus the building. At December 31, 2011, our largest construction and development loan was a development loan for $2.5 million.

Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences. Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. We had $2.1 million non-performing land loans at December 31, 2011 and no non-performing construction and development loans.

Consumer Lending

We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans, which totaled $17.3 million or 5.5% of the total loan portfolio at December 31, 2011. We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 90% of the appraised value of the property, with a ten-year term and minimum monthly payment requirement of interest only. At December 31, 2011, we had $15.5 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2011, we had $708,000 of unsecured loans and lines of credit outstanding (with $2.6 million of unused credit available) and $13.7 million of loans and lines of credit (with $4.0 million of unused credit available) secured by inventory or accounts receivable, small business equipment and vehicles. We also had $232,000 of unused credit available on letters of credit.

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

When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. We serviced mortgage loans for others totaling $106.5 million at December 31, 2011.

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

The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans for 2011 include $2.1 million of loans originated which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Originations by Type:
Adjustable rate:
Real estate
One- to four-family	$2,694	$7,729	$1,478
Multi-family	12,923	1,776	15,183
Commercial	4,687	14,577	13,955
Construction, land and land development	1,225	7,848	4,568
Non-real estate
Consumer	4,876	5,441	1,233
Commercial business	1,883	1,473	3,782
Total adjustable rate	28,288	38,844	40,199
Fixed rate:
Real estate
One- to four-family	58,291	68,700	75,716
Multi-family	244	81	---
Commercial	3,084	828	2,410
Construction, land and land development	2,229	3,696	3,098
Non-real estate
Consumer	587	526	3,339
Commercial business	1,710	3,836	2,931
Total fixed rate	66,145	77,667	87,494
Total loans originated	94,433	116,511	127,693
Purchases:
Mortgage-backed securities	1,349	---	---
Total purchases	1,349	---	---
Sales and Repayments:
Real estate loans sold
One- to four-family	52,700	49,389	68,726
Total loans sold	52,700	49,389	68,726
Principal repayments	59,173	65,210	64,408
Total loans sold and repayments	111,873	114,599	133,134
Mortgage-backed securities:
Principal repayments	308	633	534
Increase in other items, net	---	50	51
Net increase (decrease)	$(16,399)	$1,329	$(5,924)

Asset Quality

Loan payments are generally due the first day of each month. When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts 15 or more days delinquent. For delinquencies not cured by the 15th day, borrowers will be assessed a late charge. Additional written and oral contacts may be made with the borrower between 20 and 30 days after the due date. If the full scheduled payment on the loan is not received prior to the first day of the succeeding month, the loan is considered 30 days past due and more formal collection procedures may be instituted. If the delinquency continues for a period of 60 days, we usually send a default letter to the borrower and, after 90 days, institute appropriate action up to and including foreclosing on the property. If foreclosed, the property is sold at public auction and we may purchase it. Delinquent consumer loans are handled in a similar manner. Our procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2011, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	5	$236	0.21%	22	$2,632	2.35%	27	$2,868	2.56%
Multi-family	2	116	0.19	1	801	1.32	3	917	1.51
Commercial	1	74	0.08	10	1,974	2.17	11	2,048	2.25
Construction and land development	---	---	---	5	1,173	6.39	5	1,173	6.39
Consumer	1	8	0.04	1	36	0.19	2	44	024
Commercial Business	4	572	3.98	3	148	1.03	7	720	5.01
Total	13	$1,006	0.32%	42	$6,764	2.15%	55	$7,770	2.47%

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

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-accruing loans more than 90 days:
One- to four- family	$2,632	$3,760	$7,137	$4,781	$7,250
Multi-family	801	2,289	22	---	341
Commercial real estate	1,974	5,011	4,218	1,385	648
Construction and land development	1,173	1,022	1,120	1,326	1,210
Consumer	36	134	3	118	103
Commercial business	148	251	104	366	383
Total	6,764	12,467	12,604	7,976	9,935

Accruing loans delinquent more than 90 days:
One- to-four-family	---	---	---	---	---
Multi-family	---	48	---	---	---
Commercial real estate	---	628	---	---	59
Total	---	676	---	---	59

Non-accruing loans less than 90 days:
One- to four-family	1,617	2,633	---	---	---
Multi-family	501	559	---	---	---
Commercial real estate	1,677	213	---	---	---
Construction or development	924	1,468	---	---	---
Consumer	8	---	---	---	---
Commercial business	568	30	---	---	---
Total	5,295	4,903	---	---	---

Foreclosed assets:
One- to four-family	1,251	1,071	1,686	1,192	1,565
Multi-family	---	---	---	---	1,022
Commercial real estate	495	143	206	220	1,310
Construction or development	---	---	---	---	30
Consumer	---	---	---	---	17
Total	1,746	1,214	1,892	1,412	3,944

Total non-performing assets:	$13,805	$19,260	$14,496	$9,388	$13,938
Total as a percentage of total assets	3.79%	5.18%	3.91%	2.52%	4.08%

Total assets	$364,290	$371,847	$371,050	$373,012	$342,010

For the year ended December 31, 2011, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $681,000 none of which was included in interest income.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2011, there was also an aggregate of $23.7 million in net book value of loans with respect to which past payment history or a decrease in the debt service coverage of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) 73 loans to six borrowers who each hold an average of 12 one- to four-family rental properties with a total outstanding balance of $5.6 million, where management has concerns about the ability of the borrowers to keep the rental properties leased and about the cash flow of the borrowers; (ii) six loans secured by non-residential properties to separate borrowers with an outstanding balance of $7.1 million, where management has concerns about the cash flow of the borrower; and (iii) three land or land development loans to two borrowers with an outstanding balance of $1.9 million, where management has concerns about the viability of the projects.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency (the “OCC”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention” by management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations At December 31, 2011, we had classified $22.3 million of our loans as substandard and none as doubtful or loss. At December 31, 2011, we had designated $6.7 million in loans as special mention.

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

Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk. These categories include loans on: one- to four-family owner-occupied properties, one- to four-family non-owner-occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, home equity loans and consumer loans, unsecured and secured commercial business loans. Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, trends in charge-offs and recoveries, trends in volume and terms of loans, experience and depth of the lending department, concentrations of credit, and economic, industry and regulatory trends affecting our market. Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination. The Bank’s Supervisory Agreement with the Office of Thrift Supervision (the “OTS”), whose regulatory authority has been transferred to the OCC, required the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses. The Supervisory Agreement does not require an additional provision for loan loss reserves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010 – Provision for Loan Losses” in this Annual Report on Form 10-K.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$5,343	$3,737	$3,697	$3,702	$2,770

Charge-offs:
One- to four-family	1,692	696	1,573	782	672
Multi-family	730	---	97	---	---
Commercial real estate	1,721	211	336	---	---
Construction or development	278	402	45	159	---
Consumer	79	5	91	32	4
Commercial business	940	68	1,043	210	---
Total charge-offs	5,440	1,382	3,185	1,183	676
Recoveries:
One- to four-family	36	153	---	49	10
Commercial real estate	---	37	---	---	---
Construction or development	30	35	25	25	27
Consumer	1	3	2	3	1
Commercial business	---	---	1	---	---
Total recoveries	67	229	28	77	38

Net charge-offs	5,373	1,153	3,157	1,107	638
Additions charged to operations	5,361	2,759	3,197	1,102	1,570
Balance at end of period	$5,331	$5,343	$3,737	$3,697	$3,702

Net charge-offs to average loans outstanding	1.71%	0.35%	0.98% %	0.35%	0.21%

Allowance for loan losses to non-performing assets	38.62%	27.67%	25.78%	39.38%	26.56%

Allowance for loan losses to net loans at end of period	1.74%	1.65%	1.16%	1.12%	1.23%

The allocation of our allowance for losses on loans, including loans held for sale, at the dates indicated is summarized as follows:

	December 31,
	2011		2010		2009		2008		2007
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate:
One- to four-family	$1,766	35.59%	$1,015	37.46%	$1,705	37.46%	$1,791	43.43%	$1,917	45.47%
Multi-family	646	19.26	1,138	16.00	321	16.01	265	11.91	99	9.84
Commercial real estate	1,788	28.88	2,061	27.06	801	27.47	802	27.06	297	23.67
Land and land development	264	3.27	480	4.35	283	5.21	229	5.30	343	5.97
Construction	64	2.56	---	4.78	102	3.94	190	3.42	323	3.22
Consumer	136	5.88	84	5.46	110	4.86	143	4.62	127	5.44
Commercial business	667	4.56	565	4.89	384	5.05	201	4.26	494	6.39
Unallocated	---	---	---	---	31	---	76	---	102	---
Total	$5,331	100.00	$5,343	100.00	$3,737	100.00%	$3,697	100.00%	$3,702	100.00%

Investment Activities

We must maintain minimum levels of securities that qualify as liquid assets under the OCC regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2011 our liquidity ratio-liquid assets as a percentage of net withdrawable savings deposits and current borrowings-was 10.17%. Our level of liquidity is a result of management’s asset/liability strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – “Liquidity and Capital Resources” in this Annual Report on Form 10-K.

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

The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2011, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our shareholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2011		2010		2009
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)

Debt securities:
Federal agency obligations	$3,177	23.87%	$2,096	16.49%	$536	4.46%
Municipal bonds	6,949	52.20	7,035	55.33	7,502	62.33
Subtotal	10,126	76.07	9,131	71.82	8,038	66.79

Other:
Federal Home Loan Bank stock	3,185	23.93	3,583	28.18	3,997	33.21
Total debt securities and Federal Home Loan Bank stock	$13,311	100.00%	$12,714	100.00%	$12,035	100.00%

Average remaining life of debt securities	4.42 years		4.07 years		5.07 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank and Federal Reserve	$3,156	100.00%	$2,980	100.00%	$4,817	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$2,813	75.64%	$1,473	55.09%	$1,773	53.61%
Freddie Mac certificates	906	24.36	1,201	44.91	1,534	46.39
Total mortgage-backed securities	$3,719	100.00%	$2,674	100.00%	$3,307	100.00%

The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2011. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2011, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2011
	Less than 1 year	1 to 5 Years	5 to 10 Years	Over 10 Years		Total Investment Securities
	(Dollars in Thousands)
Federal agency obligations	$507	$1,480	$1,190	$	---	$3,177
Municipal bonds	1,524	1,438	3,987		---	6,949
Fannie Mae certificates	---	---	2,813		---	2,813
Freddie Mac certificates	---	---	906		---	906
Total investment securities	$2,031	$2,918	$8,896	$	---	$13,845

Weighted average yield	2.94%	1.94%	2.86%		---%	2.68%

Sources of Funds

General. Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

Deposits. We offer a variety of deposit accounts. Our deposits consist of statement savings accounts, money market accounts, NOW accounts and certificate accounts. In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs. Brokered deposits at December 31, 2011 totaled $16.2 million. We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

Opening balance	$311,458	$277,866	$258,587
Deposits	1,627,125	1,578,438	1,363,514
Withdrawals	(1,633,415)	(1,549,254)	(1,350,295)
Interest credited	3,265	4,408	6,060

Ending balance	$308,433	$311,458	$277,866

Net increase (decrease)	$(3,025)	$33,592	$19,279

Percent increase (decrease)	(0.97%)	12.09%	7.46%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	At December 31,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest-bearing	$26,668	8.65%	$25,023	8.03%	$21,359	7.68%
Savings accounts (0.10% - 0.10% at December 31, 2011)	26,331	8.53	25,297	8.12	27,099	9.75
NOW Accounts (0.00% - 0.35% at December 31, 2011)	37,620	12.20	31,768	10.20	30,027	10.80
Money Market Accounts (0.15% - 0.65% at December 31, 2011)	64,660	20.96	63,919	20.52	29,701	10.69
Total Non-Certificates	155,279	50.34	146,007	46.87	108,186	38.92

Certificates:

0.00 - 1.99%	85,785	27.81	74,582	23.95	63,177	22.73
2.00 - 3.99%	61,894	20.07	79,303	25.46	74,326	26.74
4.00 - 5.99%	5,469	1.77	11,560	3.71	32,158	11.57
6.00 - 7.99%	6	0.00	6	0.00	19	0.01
Total certificates	153,154	49.65	165,451	53.12	169,680	61.05
Accrued interest	31	0.01	33	0.01	75	0.03

Total deposits with interest	$308,464	100.00%	$311,491	100.00%	$277,941	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2011.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%		Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2012	$23,634	$3,034	$802	$	---	$27,470	17.94%
June 30, 2012	21,347	3,598	567		2	25,514	16.66
September 30, 2012	10,302	5,258	159		---	15,719	10.26
December 31, 2012	5,560	6,277	318		---	12,155	7.94
March 31, 2013	1,278	2,904	246		---	4,428	2.89
June 30, 2013	1,644	2,910	179		---	4,733	3.09
September 30, 2013	2,131	3,445	672		---	6,248	4.08
December 31, 2013	4,040	6	1,396		---	5,442	3.55
March 31, 2014	2,790	2,904	1,130		---	6,824	4.46
June 30, 2014	1,030	1,346	---		---	2,376	1.55
September 30, 2014	2,048	4,423	---		---	6,471	4.23
December 31, 2014	3,034	2,947	---		---	5,981	3.90
Thereafter	6,947	22,842	---		4	29,793	19.45

Total	$85,785	$61,894	$5,469		$6	$153,154	100.00%

Percent of total	56.01%	40.41%	3.57%		0.00%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2011.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000, excluding public funds	$12,510	$10,222	$18,260	$39,256	$80,248
Certificates of deposit of $100,000 or more, excluding public funds	14,856	15,285	8,517	32,660	71,318
Public funds	104	7	1,097	380	1,588
Total certificates of deposit	$27,470	$25,514	$27,874	$72,296	$153,154

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

The FHLB of Indianapolis is required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2011, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $88,000, for an annualized rate of 2.63%. Due to various financial difficulties in the financial institution industry in the last few years, including the write-down of various mortgage-backed securities held by the FHLB of Indianapolis (which lowered its regulatory capital levels), the FHLB of Indianapolis temporarily suspended dividends during the first quarter of 2009. Dividends paid by the FHLB of Indianapolis in the first quarter of 2009 were reduced by 75 basis points from the dividend rate paid in the prior quarter. Continued and additional financial difficulties at the FHLB of Indianapolis could further reduce or eliminate the dividends we receive from the FHLB of Indianapolis.

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

We utilize FHLB borrowings as part of our asset/liability management strategy in order to extend the maturity of our liabilities in a cost-effective manner. We may be required to pay a commitment fee upon application and may be subject to a prepayment fee if we prepay the advance. See Note 8 of the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

Maximum Balance - Federal Home Loan Bank Advances	$21,000	$57,000	$71,500
Average Balance - Federal Home Loan Bank Advances	$19,250	$35,667	$62,708

The following table sets forth actual balances of Federal Home Loan Bank advances and the weighted average interest rate of those advances at the dates indicated.

	December 31,
	2011	2010	2009
	(Dollars in Thousands)

Federal Home Loan Bank Advances	$18,000	$22,500	$57,000
Weighted average interest rate of Federal Home Loan Bank Advances	2.18%	2.78%	3.59%

Subsidiaries and Other Activities

Lafayette Savings owns a service corporation, L.S.B. Service Corporation. In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10-year commitment totaling $500,000. During 2011, L.S.B. Service Corporation recorded a $19,000 tax gain related to its investment in the project and recorded net losses of $51,000. At December 31, 2011, our total investment in L.S.B. Service Corporation was $482,000.

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

There are 22 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market in Tippecanoe County to be approximately 15% and our share of the mortgage loan market to be approximately 5%.

Regulation

General. Lafayette Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation and oversight extending to all of our operations, historically by the OTS, and since July 21, 2011, by the Office of the Comptroller of the Currency (“OCC”). This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance fund. Lafayette Savings must pay a semi-annual assessment to the OCC based upon a marginal assessment rate that decreases as the asset size of the savings association increases. Lafayette Savings’ semi-annual assessment due March 31, 2012 is expected to be $53,000; its assessment due September 30, 2012 and subsequent semi-annual periods is expected to be $53,000.

Lafayette Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As the thrift holding company of Lafayette Savings, LSB Financial was also subject to federal regulation and oversight by the OTS until July 21, 2011, and is now subject to regulation by the Federal Reserve.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) eliminated the regulatory authority of the OTS as of July 21, 2011. The Dodd-Frank Act transferred to the OCC all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transferred to the Federal Reserve all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, LSB Financial and all of its subsidiaries other than the Bank have been supervised by the Federal Reserve and the OCC from and after July 21, 2011. The Federal Reserve is also to regulate loans to insiders, transactions with affiliates, and tying arrangements. The OCC and the Federal Reserve have already published some regulations that will apply to the entities that they are to regulate for the first time, but otherwise, OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like LSB Financial are subject are to remain in effect until they are suspended.

For ease of reference throughout this Annual Report on Form 10-K, references to the OCC are intended to include a reference to the OTS, as its predecessor in thrift regulation and supervision, as the context and the time period requires.

Insurance of Deposits. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. For 2010, initial assessments ranged from 12 to 45 basis points of assessable deposits, and the Bank paid assessments at the rate of 21 basis points for each $100 of insured deposits. For the first quarter of 2011, the Bank paid assessments at the rate of 5 basis points for each $100 of insured deposits, and for the last three quarters, 11 basis points for each $100 of average consolidated assets less average tangible equity.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2011, the FICO assessment rate ranged between .68 and 1.02 basis points for each $100 of the same assessment bases applicable to the FDIC assessment. For the first quarter of 2012, the FICO assessment rate is .66 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $556,000 during the year ended December 31, 2011. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 30, 2009, banks were required to pay the fourth quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012. The prepayment did not affect the Bank’s earnings on that date. The Bank paid its quarterly assessment for the fourth quarter of 2009 and prepaid all quarterly assessments for 2010, 2011, and 2012 on December 30, 2009 in the amount of $2.3 million. As of December 31, 2011, $941,000 in prepaid premiums were unused and carried in the financial statements of the Company.

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

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity, affecting assessments for the last two quarters of 2011, as well as future assessments. Tangible equity for this purpose means Tier 1 capital. The new FDIC rule to implement the revised assessment requirements includes rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff has projected that the new rate schedules will be approximately revenue neutral.

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

Due to the recent difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 (which was later extended to December 31, 2010) and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through December 31, 2012. The Bank made the business decision to participate in the unlimited non-interest bearing transaction account coverage but the Bank elected not to participate in the unsecured debt guarantee program.

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

Federal Regulation of Savings Associations. The OTS, until July 21, 2011, and now the OCC, has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC and the FDIC.

The OCC and the Federal Reserve also have extensive enforcement authority over all savings institutions and their holding companies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

Lafayette Savings’ general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2011, our lending limit under this restriction was $5.8 million.

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

Tier 1 capital generally consists of common stockholders’ equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2011, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $962,000.

To determine the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OCC has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2011, Lafayette Savings qualified as well capitalized, with a leverage ratio of 9.8%, a Tier 1 risk-based capital ratio of 13.2% and a total risk-based capital ratio of 14.5%. The OCC may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

Under the prompt corrective action regulations, the OCC and the FDIC are authorized, and under certain circumstances required, to take certain actions against a savings association that is not at least adequately capitalized. Such an association must submit a capital restoration plan and, until the plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. For a savings association controlled by a holding company, the capital restoration plan must include a guarantee by the holding company limited to the lesser of 5% of the association’s assets when it failed the “adequately capitalized” standard or the amount needed to satisfy the plan, and, in the event of the bankruptcy of the holding company, the guaranty would have priority over the claims of general creditors. Additional and more stringent restrictions may be applicable, depending on the financial condition of the association and other circumstances. If an association becomes critically undercapitalized, because it has a ratio of tangible equity to total assets of 2% or less, appointment of a receiver or conservator may be required.

LSB Financial. Effective as of the transfer of regulatory responsibilities from the OTS to the OCC and the Federal Reserve, the Federal Reserve was authorized to establish capital requirements for savings and loan holding companies. These capital requirements must be counter-cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries.

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

Under the Dodd-Frank Act, LSB Financial is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which LSB Financial might not otherwise do so. This source of financial strength doctrine has long applied to bank holding companies. For this purpose, “source of financial strength” means LSB Financial’s ability to provide financial assistance to the Bank, in the form of capital, liquidity, or other support, in the event of the Bank’s financial distress.

Limitations on Dividends and Other Capital Distributions. OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

A savings association that is a subsidiary of a holding company, such as Lafayette Savings, may make a capital distribution with prior notice to the Federal Reserve (with a copy to the OCC), in an amount that does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid) if the savings association has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well-capitalized following the proposed distribution. All other institutions or those seeking to exceed the noted amounts must obtain approval from the Federal Reserve for a capital distribution before making the distribution.

LSB Financial’s declaration of dividends is subject to Indiana law, which generally prohibits the payment of dividends to amounts that will not affect the ability of LSB Financial, after the dividend has been distributed, to pay its debts in the ordinary course of business. Moreover, such dividends may not exceed the difference between LSB Financial’s total assets and total liabilities plus preferential amounts payable to shareholders with rights superior to those of the holders of common stock. In addition, the Federal Reserve may prohibit LSB Financial’s payment of dividends if it concludes such payment would raise safety and soundness concerns at either the Bank or LSB Financial.

Under the Bank’s Supervisory Agreement and LSB Financial’s Memorandum of Understanding with the OTS any declaration or payment of dividends or other capital distributions by the Bank or LSB Financial must be approved by the OCC. LSB Financial is currently not paying dividends to its shareholders.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2011, Lafayette Savings met the test.

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

Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association’s capital and are subject to collateralization requirements. Affiliates of Lafayette Savings include LSB Financial and any company which is under common control with Lafayette Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of an affiliate. The OCC has the discretion to further restrict transactions of a savings association with an affiliate on a case-by-case basis.

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act requires the OCC, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC. We were examined for Community Reinvestment Act compliance in 2010 and received a rating of “Outstanding.”

Holding Company Regulation. LSB Financial is a unitary savings and loan holding company subject to regulatory oversight by the Federal Reserve. LSB Financial is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over us and our non-savings institution subsidiaries.

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

Other Legislative Developments. In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. The Company decided not to participate in the TARP CPP.

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

Mortgage Reform and Anti-Predatory Lending. Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain prepayment penalties and require creditors offering a consumer a mortgage loan with a prepayment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

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

A portion of our reserves for losses on loans which are presented on the statement of financial condition of retained earnings, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2011, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million. We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting. We have not been audited by the IRS during the last five fiscal years.

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

Employees

At December 31, 2011, we had a total of 95 employees, including five part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana. We own our main office and three branch offices. The fourth branch office is leased with the term of the lease expiring in 2014. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2011 was approximately $6.1 million. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel and will for the next few years.

We maintain an on-line database of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2011 was $338,000.

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

The Supervisory Agreement places restrictions on the Bank with respect to certain operating activities, requiring prior notice to the OCC (formerly the OTS) of changes in directors and senior executive officers and prior written non-objection from the OCC (formerly the OTS) with respect to senior executive officer or director compensation, material third party service provider contracts, and asset growth over certain levels until the approval of the Bank’s Business Plan. Asset growth resulting from lending activities has not exceeded interest credited since third quarter 2010 (the quarter in which the Supervisory Agreement was executed). No payments covered by the Supervisory Agreement’s restriction on “golden parachute payments” as defined in 12 CFR § 359.1(f) have been made or requested since the effective date of the Supervisory Agreement. Director Thomas Parent and Vice President Todd Van Sickel are the only new additions to the board or executive management since the effective date of the Supervisory Agreement and their appointments complied with the requirements of the Supervisory Agreement. The Bank believes it is in compliance with these provisions of the Supervisory Agreement.

Under the MOU, the Company was required to submit to the OTS by October 31, 2010, a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012. The capital plan is to be updated each year during which the MOU is effective. On July 14, 2011, the OTS notified the Company that certain revisions to the capital plan primarily relating to consolidated capital ratios and consolidated financial statements of the Company were needed. The Company requested clarification from the Federal Reserve regarding the requested information and submitted a response on August 30, 2011 explaining a labeling correction that the Company believes will address the concerns noted by the OTS.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 4. Executive Officers of the Registrant

The executive officers of LSB Financial are identified below. The executive officers are elected annually by the Board of Directors of LSB Financial.

Randolph F. Williams (age 63). Mr. Williams is President and Chief Executive Officer of LSB Financial and its wholly-owned subsidiary, Lafayette Savings. Mr. Williams was appointed to the Board of Directors of LSB Financial in September 2001. He was appointed President of LSB Financial in September 2001 and Chief Executive Officer in January 2002. Mr. Williams served as President and Chief Operating Officer of Delaware Place Bank in Chicago, Illinois from 1996 until joining LSB Financial. Mr. Williams has over 25 years of banking-related experience.

Mary Jo David (age 62). Ms. David is Senior Vice President, Chief Financial Officer and Secretary of LSB Financial and Lafayette Savings. She has held these positions with the Company since its formation in 1994 and with Lafayette Savings since 1992 and was elected a Director of LSB Financial and Lafayette Savings in 1999.

Todd C. Van Sickel (age 52). Mr. Van Sickel is Vice President-Director of Operations of Lafayette Savings. He has served in that position since joining the Company in 2003. Mr. Van Sickel served as Senior Vice President of First National Bank and Trust in Kokomo, Indiana from 1988 until joining Lafayette Savings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.  As of February 23, 2011, there were approximately 824 holders of record of LSB Financial Common Stock and 1,555,222 shares of issued and outstanding common stock. LSB Financial’s stock is quoted on the Nasdaq Global Market under the symbol “LSBI.”

The following table sets forth, for the periods shown, the high and low sale price of the common stock and cash dividends per share declared. All amounts have been adjusted to reflect stock dividends and stock splits declared by the Company to date. The last stock dividend was declared in 2006.

Quarter Ended	High	Low	Cash Dividends Declared

March 31, 2010	$10.70	$9.80	$0.125
June 30, 2010	12.74	9.89	0.125
September 30, 2010	11.42	9.00	0.0
December 31, 2010	13.73	9.50	0.0
March 31, 2011	16.35	13.58	0.0
June 30, 2011	16.00	15.10	0.0
September 30, 2011	15.99	12.50	0.0
December 31, 2011	14.49	12.28	0.0

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. Under the Bank’s Supervisory Agreement and LSB Financial’s Memorandum of Understanding with the OTS any declaration or payment of dividends or other capital distributions by the Bank or LSB Financial must be approved by the Federal Reserve and the OCC. LSB Financial is currently not paying dividends to its shareholders. Restrictions on dividend payments are described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

In addition, the “Equity Compensation Plan Information” contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

(b)           We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-K.

(c)           The following table sets forth the number and price paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(2)

October 1 – October 31, 2011	---	---	---	52,817
November 1 – November 30, 2011	---	---	---	52,817
December 1 – December 31, 2011	---	---	---	52,817
Total	---	---	---	52,817

(1) There were no shares repurchased other than through a publicly announced plan or program.
(2) We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock

Item 6. Selected Financial Data

The selected financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Selected Financial Condition Data:
Total assets	$364,290	$371,847	$371,050	$373,012	$342,010
Loans receivable, including loans held for sale, net	305,630	323,075	321,163	326,639	296,908
Securities available-for-sale	13,845	11,805	11,345	11,853	13,221
Short-term investments	3,156	2,980	4,817	9,179	4,846
Deposits	308,433	311,458	277,866	258,587	232,030
Total borrowings	18,000	22,500	57,000	78,500	74,256
Shareholders’ equity	36,174	35,577	33,884	34,075	33,932

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, except share data)
Selected Operations Data:
Total interest income	$17,594	$18,895	$19,659	$21,319	$22,882
Total interest expense	4,189	6,115	9,335	11,286	11,655
Net interest income	13,405	12,780	10,324	10,033	11,227
Provision for loan losses	5,361	2,759	3,197	1,102	1,570
Net interest income after provision for loan losses	8,044	10,021	7,127	8,931	9,657
Deposit account service charges	1,397	1,522	1,525	1,736	1,838
Gain on sales of mortgage loans	1,080	1,019	1,386	117	201
Gain on sale of securities	54	---	---	---	6
Loss on real estate owned	(700)	(441)	(183)	(156)	(1,097)
Other non-interest income	1,077	980	1,059	1,194	1,098
Total non-interest income	2,908	3,080	3,787	2,891	2,046
Total non-interest expense	10,259	9,932	10,503	9,286	9,322
Income before taxes	693	3,169	411	2,536	2,381
Income taxes (credits)	154	1,052	(49)	796	807
Net income	$539	$2,117	$460	$1,740	$1,574
Earnings per share	$0.35	$1.36	$0.30	$1.12	$1.00
Earnings per share, assuming dilution	0.35	1.36	0.30	1.12	0.99
Dividends paid per share	0.00	0.25	0.50	1.00	0.90

	December 31,
	2011		2010		2009		2008		2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.15%		0.56%		0.12%		0.48%		0.45%
Return on equity (ratio of net income to average equity)	1.48		6.09		1.34		5.08		4.52
Average interest rate spread during period	3.99		3.65		2.82		2.82		3.25
Net interest margin(1)	4.02		3.68		2.94		2.97		3.42
Operating expense to average total assets	2.82		2.62		2.81		2.58		2.66
Average interest-earning assets to average interest-bearing liabilities	1.02	x	1.02	x	1.04	x	1.05	x	1.05	x

Quality Ratios:
Non-performing assets to total assets at end of period	3.79%		5.18%		3.91%		2.52%		4.08%
Allowance for loan losses to non-performing loans	44.21		29.53		29.65		46.35		37.04
Allowance for loan losses to loans receivable	1.74		1.65		1.16		1.12		1.23

Capital Ratios:
Shareholders’ equity to total assets at end of period	9.93		9.56		9.13		9.14		9.92
Average shareholders’ equity to average total assets	9.99		9.18		9.17		9.53		9.92
Dividend payout ratio	0.00		18.38		168.48		89.43		90.00

Other Data:
Number of full-service offices	5		5		5		5		5

(1)  Net interest income divided by average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

LSB Financial Corp., an Indiana corporation (“LSB Financial” or the “Company”), is the holding company of Lafayette Savings Bank, FSB (“Lafayette Savings” or the “Bank”). LSB Financial has no separate operations and its business consists only of the business of Lafayette Savings. References in this Annual Report to “we,” “us” and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

Lafayette Savings is, and intends to continue to be, an independent, community-oriented financial institution. The Bank has been in business for 142 years and differs from many of our competitors by having a local board and local decision-making in all areas of business. In general, our business consists of attracting or acquiring deposits and lending that money out primarily as real estate loans to construct and purchase single-family residential properties, multi-family and commercial properties and to fund land development projects. We also make a limited number of commercial business and consumer loans.

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community, for understanding their financial needs and for finding a way to meet those needs. We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies. We believe this sets us apart from the other 22 banks and credit unions that compete with us. We also believe that operating independently under the same name for over 142 years is a benefit to us - especially as local offices of large banks often have less local authority as their companies strive to consolidate. Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local or very large bank has proved to be a successful strategy.

In these extraordinary economic times, we find ourselves in a community that to some extent has been sheltered from the worst effects of the slowdown. The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park; and the growth of a new medical corridor spurred by the building of two new hospitals. The area’s diversity did not make us immune to the effects of the recession, but we were spared its worst effects. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2011 totaled $444 million compared to $640 million in 2010 and $341 million in 2009. Wabash National, the area’s second largest industrial employer, continues to hire and intends to employ up to 200 more for a new line for production of bulk liquid storage containers. Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, has increased employment and is investing between $14 million and $19 million for the 2013 Legacy and Outback engine model. Nanshan America will be opening an aluminum extrusion plant in Lafayette in 2012 employing 200 people. Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014. Growth in the medical corridor has continued with numerous clinics and specialized care facilities underway, which along with the two new hospitals makes Greater Lafayette a regional healthcare hub. In the education sector, Purdue’s West Lafayette 2012 enrollment was down slightly from last year to just under 40,000 students and Ivy Tech’s was over 7,600 students. The Purdue Research Park includes 110 high-tech and life science businesses and has more than 3,700 employees earning an average annual wage of $54,000. The Park has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended at 7.4% for 2011 compared to 8.6% for Indiana and 8.5% nationally.

The housing market has remained fairly stable for the last several years with no significant price bubble and no resulting price swings. As of the most recent third quarter results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area was a 0.06% decrease with the one-year change a 0.45% decrease. For the third quarter, the most recent report available, housing prices increased 2.17%. The number of houses sold in the county in 2011 was stable, down about 2% from last year. Building permits for single family residences were up substantially, from 381 in 2010 to 462 in 2011, a 21% increase.

We have seen progress in our problem loans as more borrowers who had fallen behind on their loans are qualifying for troubled debt restructures, have resumed payments or we have acquired control of their properties. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In 2011, we acquired 19 properties through deeds-in-lieu of foreclosure and an additional 12 properties through foreclosure. We sold 23 OREO properties in 2011.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. In 2011 total deposits decreased by over $3.0 million, from $311.5 million to $308.4 million. This decrease consisted of a $12.2 million decrease in our higher rate time accounts and a $9.2 million increase in our core deposits, primarily because of depositors’ preference for immediate access to their accounts if needed. Our reliance on brokered funds as a percentage of total deposits decreased slightly in 2011 from 5.45% of deposits to 5.27% with the actual dollar amount decreasing from $17.0 million to $16.2 million. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve. The Federal Reserve has held short-term rates at almost zero for the last two years while long-term rates have fallen to the 3.0% range. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step and in fact our net interest margin has been increasing. Our expectation for 2012 is that deposits rates will remain at these low levels as the Federal Reserve continues to focus on strengthening the economy. Overall loan rates are expected to stay low or rise slightly.

Rate changes can typically be expected to have an impact on interest income. Because the Federal Reserve has stated it intends to keep rates low, we expect to see little change in the money supply or market rates in 2012. Low rates generally increase borrower preference for fixed rate products which we typically sell on the secondary market. Some existing adjustable rate loans can be expected to reprice to lower rates which could be expected to have a negative impact on our interest income, although many of our loans have already reached their interest rate floors. While we would expect to sell the majority of our fixed rate loans on the secondary market, we expect to book some higher quality loans to replace runoff in the portfolio. Although new loans put on the books in 2012 will be at comparatively low rates we expect they will provide a return above any other opportunities for investment.

Our primary expense is interest on deposits and FHLB advances which are used to fund loan growth. We offer customers in our market area time deposits for terms ranging from three months to 66 months, checking accounts and savings accounts. We also purchase brokered deposits and FHLB advances as needed to provide funding or improve our interest rate risk position. Generally when interest rates are low, depositors will choose shorter-term products and conversely when rates are high, depositors will choose longer-term products.

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

2011 Summary

Our strategy in 2011 was to focus on improving credit quality by enhancing credit analysis, working to manage non-performing loans and dispose of other real estate owned (OREO), control the cost of funds and other expenses, and focus on growth in other income. New lending was focused on selectively extending credit to stronger borrowers to improve credit quality and on increasing our secondary market lending, including VA and FHA lending to qualified borrowers. Our credit department is fully staffed with a department manager experienced in workouts and debt restructuring, two experienced credit analysts and two collectors.

Although the local economy fared somewhat better in 2011, the opportunity for loan production was generally lower than expected despite low market interest rates. Local unit residential real estate sales in 2011 decreased slightly from 2010, from 1,667 properties to 1,627, although building permits for single family homes were up over 20%. Commercial real estate activity was more often due to existing properties changing hands or being refinanced rather than new projects being started. New building activity was primarily in the medical corridor connecting the two new hospitals, industrial growth on the south side of town, and ongoing building at Purdue University and in the Purdue Research Park. Our residential loan originators originated and sold $52.7 million of residential loans on the secondary market for a gain of $1.1 million. In 2011, we sold $1.0 million of OREO properties, consisting of 23 properties.

In 2011 we allocated $5.4 million to loan loss reserves. The largest portion of the allocation was $2.5 million of impairments on primarily commercial properties as a result of new appraisals received in the fourth quarter. We also charged off $907,000 of loans where we no longer expected payment, $887,000 to write off the loss on property sales where we agreed to let the borrower accept a price lower than the balance on their loan, $793,000 to charge down the balance on loans to be restructured and $347,000 to reduce OREO properties to market value based on new appraisals when we obtained control of the properties and transferred them into OREO. We had recoveries of $67,000 in 2011 and added $2.6 million of foreclosed properties to OREO. At December 31, 2011 our allowance for loan losses to total loans was 1.74%, compared to 1.65% at December 2010. Our non-performing loans decreased from $18.1 million at December 31, 2010 to $12.1 million at December 31, 2011, including $5.3 million of loans that were less than 90 days past due but must remain as non-performing loans until they show they can continue to perform, typically by paying as agreed for six to twelve months. At December 31, 2011, our allowance for loan losses compared to non-performing loans was 44.21% compared to 29.61% at December 31, 2010. Non-performing loans compared to total loans decreased from 5.59% at December 31, 2010 to 3.95% at December 31, 2011. Our OREO properties at December 31, 2011 were $1.7 million compared to $1.2 million at December 31, 2010. In 2011 we wrote off losses of $700,000 on the sale of OREO properties generally due to the deterioration in the condition of the properties at the time of sale. We believe our allowance for loan losses to be adequate to absorb estimated incurred losses inherent in our loan portfolio. While we continue to seek to lower our delinquencies, based on our analysis we believe we have sufficient reserves to cover incurred losses.

The continuing upward slope of the yield curve in 2011 had the expected effect of increasing interest rate margins. While loans tied to prime remained at low rates and other repricing variable rate loans repriced to lower rates resulting in a 16 basis point decrease in the yield on loans, deposit rates also reacted to the lower rates and the average rate decreased by 40 basis points. This was due to both the decrease in deposit rates and the movement of deposits from higher rate time accounts to lower rate demand and savings accounts. The rate on FHLB advances also fell 98 basis points in 2011.

Other non-interest income, excluding the gain on sale of loans and the loss on the sale of OREO, increased by $26,000 from December 31, 2010 to December 31, 2011 generally due to increases in several areas including a $62,000 increase in debit card fees due to increased activity and a $42,000 increase in mortgage loan servicing fees also due to increased activity, as well as by a $54,000 gain on the sale on investment securities. These were partially offset by a $125,000 decrease in deposit account fees due primarily to changes in our fee structure due to changes mandated by Dodd-Frank.

The results of our loan and deposit activity in 2011 are illustrated in the Selected Financial Condition Data on page 33 and include:

•	Residential mortgage loans (including loans held for sale) decreased by 10.5% from $125.1 million to $112.0 million.

•
All other real estate loans, net, including multi-family, land, land development, construction and commercial real estate loans decreased 2.6% from $174.3 million to $170.0 million net of undisbursed loans.

•	Commercial business lending decreased 12.0% from $16.3 million to $14.4 million.

•	At December 31, 2011, 73.6% of our gross loan portfolio had adjustable interest rates.

•
Total deposit accounts decreased 1.0% from $311.5 million at December 31, 2010 to $308.4 million at December 31, 2011, with core deposits increasing 6.3% from $146.0 million to $155.2 million over the same period.

2012 Overview

We expect to see continued slow growth in our residential loan portfolio through 2012 with interest rates generally staying at or near historically low levels. While we expect to see good volume in residential mortgage loan refinance activity, we intend to originate these loans for sale on the secondary market when borrowers choose long-term fixed rate terms, while keeping some of our shorter-term fixed rate loans and adjustable rate loans in our portfolio. We expect to have the opportunity to consider some new commercial loans but will continue to evaluate them with an eye to credit quality. However, portfolio loan growth overall is expected to be modest.

Our operating results will continue to be affected by several factors involving the disposition of non-performing loans including the disposition of properties in foreclosure or held in other real estate owned, the level of the provision for loan losses to recognize impairments due to lower appraisal values, the loss of interest income on non-performing assets and non-interest expenses incurred in obtaining, marketing and disposing of the properties. These factors are expected to continue to have an impact in 2012 as we continue to address existing problem loans as well as any new loans encountering problems. Our allowance for loan losses to non-performing loans ended the year at 44.21% and the allowance for loan losses to total loans was 1.74%. We continue to work proactively with troubled borrowers while their situation is still salvageable. We monitor these and all other loans in our portfolio carefully and perform specific impairment analyses on any loans over 90 days delinquent. Based on our analysis, we believe that our current loan loss reserve is sufficient to cover estimated incurred losses.

We intend to continue to follow a strategy in 2012 that includes (1) maintaining a strong capital position, (2) managing our vulnerability to changes in interest rates by emphasizing adjustable rate and/or shorter-term loans, (3) optimizing our net interest margin by supplementing our traditional mortgage lending with prudent multi-family and commercial real estate, consumer and construction loans when feasible, (4) working to originate and sell residential mortgage loans in the secondary market for a fee, including FHA and VA loans, to access a market not previously available to us, and (5) funding our growth by using primarily local deposits but using brokered deposits and FHLB advances should loan growth warrant it.

Possible Implications of Current Events

Significant external factors impact our results of operations including the general economic environment, changes in the level of market interest rates, government policies, actions by regulatory authorities and competition. Our cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which are in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand and the availability of funds for lending activities.

Management continues to assess the impact on the Company of the uncertain economic and regulatory environment affecting the country at large and the financial services industry in particular. The level of turmoil in the financial services industry does present unusual risks and challenges for the Company, as described below:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for several years. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, and while our local economy has remained somewhat insulated from the most severe effects of the current economic environment, all financial institutions nonetheless retain direct exposure to the residential and commercial real estate markets and are affected by these events.

Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Recent and Future Legislation. Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. The actual impact that measures undertaken to alleviate the credit crisis will have on the financial markets is unknown. The failure of such measures to help stabilize the financial market, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us and no assurance whether or to what extent we will be able to benefit from such programs.

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

Also, as described in Part I, Item 1 – Regulation, the Dodd-Frank Act will cause widespread changes, already eliminating the regulatory authority of the OTS and making the OCC the primary regulator of Lafayette Savings and the Federal Reserve the primary regulator of LSB Financial as of July 21, 2011. At this time, we cannot determine the specific impact this legislation will have on the Company.

Adverse Effect on Our Industry from Difficult Market Conditions. Widespread downturns in the U.S. housing market may have an effect in our market area. The market turmoil and tightening of credit generally have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity. We do not expect that the difficult conditions in the financial markets are likely to dissipate in the near future. A worsening of these conditions would likely have adverse effects on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
We may be required to pay even higher deposit insurance premiums because market developments continue to significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits.

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to a maximum amount, generally $250,000 per depositor. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the designated reserve ratio for the Deposit Insurance Fund at 2.0% of insured deposits. The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed is in addition to the amount paid for deposit insurance. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

Effective with the June 2011 reporting period, the FDIC, pursuant to the Dodd-Frank Act, changed the assessment base for deposit insurance premiums from adjusted domestic deposits to average consolidated total assets minus average tangible equity, and scaled the insurance premium rates to the increased assessment base. As a result of the change to an asset-based assessment, the Company experienced a decrease in premiums.

The FDIC has authority to increase insurance assessments. Increased assessment rates and special assessments have had a material impact on the Company’s results of operations and could continue to do so.

Future Reduction in Liquidity in the Banking System. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

Concentrations of Real Estate Loans Could Subject the Company to Increased Risks in the Event of a Real Estate Recession or Natural Disaster. A significant portion of the Company’s loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While property values in this area have been relatively unaffected by the economic downturn, with housing values decreasing approximately 0.45% in 2011 in the Lafayette Metropolitan Statistical Area, a further weakening of the real estate market in our primary market area could result in an increase in the number of borrowers unable to refinance or who may default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Significant natural disasters can also negatively affect the value of real estate that secures our loans or interrupt our business operations, also negatively impacting our operating results or financial condition.

Credit Risk Could Adversely Affect Our Operating Results or Financial Condition. One of the greatest risks facing lenders is credit risk – that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. During the last few years, the banking industry has experienced increasing trends in problem assets and credit losses which have resulted from weakening national economic trends and a decline in housing values. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

Interest Rate Risk Could Adversely Affect Our Operations. The Company’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Company attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, interest rate risk management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Company. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2011, included in this Annual Report on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses inherent in Lafayette Savings’ loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

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

Larger commercial loans that exhibit probable or observed credit weaknesses and all loans that are rated substandard or lower are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow and, if the loan is considered to be collateral dependent, based on the fair value of the collateral. Included in the review of individual loans are those that are impaired as provided in FASB ASC 310-10 (formerly FAS 114, Accounting by Creditors for Impairment of a Loan). Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral based on the discounted appraised value. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous smaller balance loans, such as consumer installment and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and non-accrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Bank’s internal loan review.

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

Mortgage Servicing Rights. Mortgage servicing rights (MSRs) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Accounting for Foreclosed Assets. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Financial Condition at December 31, 2011 compared to Financial Condition at December 31, 2010

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

	December 31,	December 31,	$	%
	2011	2010	Difference	Difference

Total assets	$364,290	$371,847	$(7,557)	(2.03)%

Loans receivable, including loans held for sale, net	305,630	323,075	(17,445)	(5.40)
1-4 family residential mortgage loans	111,987	125,121	(13,134)	(10.50)
Home equity lines of credit	17,330	17,043	287	1.68
Other real estate loans net undisbursed portion of loans	169,855	174,320	(4,465)	(2.56)
Commercial business loans	14,366	16,332	(1,966)	(12.04)
Consumer loans	1,162	1,208	(46)	(3.81)
Loans sold	52,700	49,389	3,311	6.70

Non-performing loans	6,764	12,439	(5,675)	(45.62)
Loans past due 90 days, still accruing	--	676	(676)	(100.00)
Loans less than 90 days past due, not accruing	5,295	4,931	364	7.38
Other real estate owned	1,746	1,214	532	43.82
Non-performing assets	13,805	19,260	(5,455)	(28.32)

Available-for-sale securities	13,845	11,805	2,040	17.28
Short-term investments	3,156	2,980	176	5.91

Deposits	308,433	311,458	(3,025)	(0.97)
Core deposits	155,223	146,007	9,216	6.31
Time accounts	153,154	165,451	(12,297)	(7.43)
Brokered deposits	16,244	16,984	(740)	(4.36)

FHLB advances	18,000	22,500	(4,500)	(20.00)
Shareholders’ equity (net)	36,174	35,577	597	1.68

As shown in the table above, the net balance in our loan portfolio decreased by $17.4 million from December 31, 2010 to December 31, 2011. Loans decreased primarily due to a $13.1 million decrease in residential loans largely the result of borrowers taking advantage of low market interest rates and refinancing to primarily fixed rate loans which we typically sell on the secondary market. We sold $52.7 million of residential loans in 2011 compared to $49.4 million in 2010. These loans were sold based on asset/liability considerations and to increase income from the gain on sale of loans. There was also a $4.2 million decrease in home equity and other real estate loans due primarily to the low volume of new loan activity combined with the paydown or chargeoff of existing loans.

The $2.0 million increase in our available-for-sale securities was primarily due to a desire to get a return on investments in light of slow loan demand and to have investments available to use for liquidity purposes. The balance in short term investments remained relatively constant. Due to low returns on these investments we try to keep the balances at the minimal amount needed to meet cash flow needs.

Deposit balances decreased by $3.0 million. Because we have minimal loan demand we are not aggressively working to generate deposits, however, we have worked to attract depositors to our core deposit accounts rather than into higher rate time deposits. Part of our success in this endeavor is because of a desire on the part of depositors not to lock up their funds for longer periods in uncertain times. In 2011 we reduced time deposits by $12.3 million and increased core deposits by $9.2 million. We are generally letting brokered funds roll off as they mature.

We utilize advances available through the FHLB as needed to provide additional funding for loan growth as well as for asset/liability management purposes. At December 31, 2011, we had $18.0 million in FHLB advances outstanding compared to $22.5 million at December 31, 2010. Based on the collateral we currently have listed under a blanket collateral arrangement with the FHLB, we could borrow up to $55.8 million in additional advances. We have other collateral available if needed. These advances are generally available on the same day as requested and allow us the flexibility of keeping our daily cash levels tighter than might otherwise be prudent.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, decreased from $19.3 million at December 31, 2010 to $13.8 million at December 31, 2011. Non-performing assets at December 31, 2011 consisted of $5.6 million of loans on residential real estate, $5.7 million on land or commercial real estate loans, $716,000 on commercial business loans and $44,000 on consumer loans. Foreclosed assets consisted of $1.3 million of residential properties and $495,000 of commercial real estate. At December 31, 2011, our allowance for loan losses equaled 1.74% of total loans compared to 1.65% at December 31, 2010. The allowance for loan losses at December 31, 2011 totaled 38.62% of non-performing assets compared to 27.67% at December 31, 2010, and 44.21% of non-performing loans at December 31, 2011 compared to 29.61% at December 31, 2010. Our non-performing assets equaled 3.80% of total assets at December 31, 2011 compared to 5.18% at December 31, 2010. Part of this decrease is due to $4.7 million of loans being charged down or charged off by the bank, $3.3 million from loans paid off or paid down by borrowers and $678,000 from upgraded loans that are performing as agreed. These were offset by $5.0 million of loans added to non-accrual loans during the year.

When a non-performing loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property. An adjustment to loan loss reserves is made at that time for any anticipated losses. This analysis is reviewed and updated quarterly thereafter. It may take several months or up to two years to move a foreclosed property through the system to the point where we can obtain title to and dispose of it. We attempt to acquire properties through deeds-in-lieu of foreclosure if there are no other liens on the properties. In 2011, we acquired 19 properties through deeds-in-lieu of foreclosure and an additional 12 properties through foreclosure. In 2010, we acquired 8 properties, all through foreclosure. $347,000 was charged against loan loss reserves for these properties in 2011 to reduce the carrying value of the property to the estimated realizable value. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased $597,000, or 1.68%, during 2011 primarily as a result of net income of $539,000. Shareholders’ equity to total assets was 9.93% at December 31, 2011 compared to 9.57% at December 31, 2010.

Results of Operations

Our results of operations depend primarily on the levels of net interest income, which is the difference between the interest income earned on loans and securities and other interest-earning assets, and the interest expense on deposits and borrowed funds. Our results of operations are also dependent upon the level of our non-interest income, including fee income and service charges, gains or losses on the sale of loans and the level of our non-interest expenses, including general and administrative expenses. Net interest income is dependent upon the volume of interest-earning assets and interest-bearing liabilities and upon the interest rate which is earned or paid on these items. Our results of operations are also affected by the level of the provision for loan losses. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets.

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

	2011				2010
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
				(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable(1)	$313,551		$17,134	5.46%	$327,372		$18,401	5.62%
Mortgage-backed securities	2,608		89	3.41	2,923		112	3.83
Other investments	13,769		283	2.06	13,076		307	2.36
FHLB stock	3,351		88	2.63	3,928		75	1.91
Total interest-earning assets	333,279		17,594	5.28	347,299		18,895	5.44
Non-interest earning assets	30,971				31,625
Total assets	$364,250				$378,923
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings deposits	$25,559		39	0.15	$25,934		109	0.42
Demand and NOW deposits	122,770		640	0.52	105,879		674	0.64
Time deposits	158,080		3,071	1.94	174,024		4,168	2.40
Borrowings	19,250		439	2.28	35,667		1,164	3.26
Total interest-bearing liabilities	325,659		4,189	1.29	341,504		6,115	1.79
Other liabilities	2,218				2,648
Total liabilities	327,877				344,152
Shareholders’ equity	36,373				34,771
Total liabilities and shareholders’ equity	$364,250				$378,923
Net interest income			$13,405				$12,780
Net interest rate spread				3.99%				3.65%
Net earning assets	$7,620				$5,795
Net yield on average interest-earning assets				4.02%				3.68%
Average interest-earning assets to average interest-bearing liabilities	1.02	x			1.02	x
_________________
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Rate/Volume Analysis of Net Interest Income

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities. The change in total interest income and total interest expense is allocated between those related to changes in the outstanding balances and those due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	Year Ended December 31,
	2011 vs. 2010				2010 vs. 2009
	Increase (Decrease) Due to			Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume		Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans receivable		$(764)	$(503)	$(1,267)	$280	$(985)	$(705)
Mortgage-backed securities		(11)	(12)	(23)	(23)	(25)	(48)
Other investments		16	(40)	(24)	(157)	138	(19)
FHLB stock		(12)	25	13	(1)	9	8
Total interest-earning assets		$(771)	$(530)	$(1,301)	$99	$(863)	$(764)

Interest-bearing liabilities:
Savings deposits	$	---	$(70)	$(70)	$1	$(135)	$(134)
Demand deposits and NOW accounts		98	(132)	(34)	234	(92)	142
Time deposits		(358)	(739)	(1,097)	(49)	(1,671)	(1,720)
Borrowings		(438)	(287)	(725)	(1,076)	(432)	(1,508)
Total interest-bearing liabilities		$(698)	$(1,228)	$(1,926)	$(890)	$(2,330)	$(3,220)

Net interest income				$625			$2,456

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010.

General. Net income for the year ended December 31, 2011 was $539,000, a decrease of $1.6 million or 74.54%, from net income of $2.1 million for the year ended December 31, 2010. The primary reason for the decrease was a $2.6 million increase in the provision for loan losses, as well as a $327,000 increase in non-interest expenses and a $172,000 decrease in non-interest income. These decreases were partially offset by a $625,000 increase in net interest income and an $898,000 decrease in taxes on income.

Our return on average assets was 0.15% for the year ended 2011, compared to 0.56% for the year ended 2010. Return on average equity was 1.48% for the year ended 2011 compared to 6.09% for 2010. We paid no cash dividends on common stock during 2011 compared to quarterly cash dividends on common stock in the quarters ended March 31, 2010 and June 30, 2010 totaling $389,000, or $0.25 per share, for the year, representing a dividend payout ratio (dividends declared per share divided by diluted net income per share) of approximately 18.4%.

Net Interest Income. Net interest income for the year ended December 31, 2011 increased $625,000 over the same period in 2010. Our net interest margin (net interest income divided by average interest-earnings assets) increased from 3.68% at December 31, 2010 to 4.02% at December 31, 2011. The largest factor in the increase in net interest income was the decrease in the average rate on deposits and FHLB advances from 1.79% in 2010 to 1.29% in 2011 caused primarily by extreme reductions in short-term interest rates due to cuts by the Federal Reserve. Separating deposits from FHLB advances, the rate on deposits decreased from 1.62% in 2010 to 1.22% in 2011 while the rate on advances decreased from 3.26% in 2010 to 2.28% in 2011. There was a smaller decrease in the average rate on interest-earning assets, and particularly loans, with the average rate on interest-earning assets decreasing only 16 basis points from 5.44% in 2010 to 5.28% in 2011. The balance of average interest-earning assets also decreased over the period from $347.3 million in 2010 to $333.3 million in 2011. Overall, the average rate on loans and investments decreased by 16 basis points while the average rate paid on advances and deposits decreased by 50 basis points.

Interest income on loans decreased $1.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily because of lower average loan volume as well as lower interest rates. The average yield on loans decreased from 5.62% for the year ended December 31, 2010 to 5.46% for the year ended December 31, 2011. The average balance of loans held in our portfolio decreased by $13.8 million from $327.4 million in 2010 to $313.6 million in 2011.

Interest income on investments decreased $34,000 taking into account an increase of $13,000 in dividends on FHLB stock for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in interest on investments and FHLB stock created a 15 basis point decrease in the average rates on investments to 2.33% in 2011 from 2.48% in 2010 primarily due to the decrease in market rates. The average balance of investments changed only slightly from $19.9 million in 2010 to $19.7 million in 2011.

Interest expense for the year ended December 31, 2011 decreased $1.9 million over the same period in 2010. This decrease was primarily due to a decrease in the average rate paid on interest-bearing liabilities consisting of deposit accounts and FHLB advances from 1.79% in 2010 to 1.29% in 2011 while the average rate on FHLB advances fell from 3.26% to 2.28%. Average balances of deposits increased slightly from $305.8 million in 2010 to $306.4 million in 2011 while repayment of FHLB advances in 2011 reduced their average balance from $35.7 million in 2010 to $19.3 million in 2011.

Provision for Loan Losses. The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	December 31,
	2011	2010	2009
	(Dollars in Thousands)
Loans delinquent 30-59 days	$2,263	$559	$677
Loans delinquent 60-89 days	1,006	808	3,169
Total delinquencies	3,269	1,367	3,846
Accruing loans past due 90 days	---	676	---
Non-accruing loans	12,059	17,370	12,554
Total non-performing loans	12,059	18,046	12,554
OREO	1,746	1,214	1,892

Total non-performing assets	$13,805	$19,260	$14,446

The accrual of interest income is discontinued when a loan becomes 90 days and three payments past due. Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and the borrower has the capacity to repay.

Troubled debt restructurings and loans that begin to perform after a period of nonperformance are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure. There were $5.3 million of loans at December 31, 2011 considered non-accruing in the chart above that are troubled debt restructurings or loans that have begun to perform after a period of nonperformance compared to $4.9 million at December 31, 2010.

We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes consideration of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, delinquencies and other relevant factors. From time to time, we also use the services of a consultant to assist in the evaluation of our commercial real estate loan portfolio. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point-in-time assessment of the level of the allowance and serves as a basis for provision for loan losses.

More specifically, our analysis of the loan portfolio will begin at the time the loan is originated, at which time each loan is assigned a risk rating. If the loan is a commercial credit, the borrower will also be assigned a similar rating. Loans that continue to perform as agreed will be included in one of ten non-classified loan categories. Portions of the allowance are allocated to loan portfolios in the various risk grades, based upon a variety of factors, including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. Loans no longer performing as agreed are assigned a higher risk rating, eventually resulting in their being regarded as classified loans. A collateral reevaluation is completed on all classified loans. This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. These components are added together and compared to the balance of our allowance at the evaluation date.

At December 31, 2011 our largest areas of concern were loans on non-residential properties and, to a lesser extent one- to four-family non-owner-occupied rental properties and loans on land and land development. Loans delinquent more than 30 days at December 31, 2011 included $2.1 million of loans on non-residential properties, $2.4 million of loans on one- to four-family rental properties and $1.2 million of loans on land. While there were also $2.1 million of delinquent commercial non-real estate loans, over $1.5 million of these loans were scheduled to be repaid early in 2012 and that has occurred. There has been some improvement in the local economy and we are seeing some improvement in our non-residential loan portfolio. There are still problems with vacancies and delinquent rents in the one- to four-family rental properties, especially in non-campus housing, and we are working to decrease our concentrations in that sector.

We recorded a $5.4 million provision for loan losses during 2011 as a result of our analyses of our current loan portfolios, compared to $2.8 million during 2010. We added $2.6 million or 49.0% of the provision in the fourth quarter, primarily in response to lower than expected property values on newly impaired loans or where appraisals older than one year were updated. The provisions were necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent and incurred in the loan portfolio. During the year 2011, we charged $5.4 million against loan loss reserves on 74 loans either written off, written down to fair value or taken into other real estate owned. We expect to obtain possession of more properties in 2012 that are currently in the process of foreclosure. The final disposition of these properties may be expected to result in a loss in some cases. The $5.4 million reserve for loan losses in 2011 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

Our loan portfolio does not contain option ARM products, interest only loans, or loans with initial teaser rates. While we occasionally make loans to borrowers with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan. We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type. We currently have $8.4 million of mortgage loans that are not one- to four-family loans that qualify as high loan-to-value. We typically make these loans only to well-qualified borrowers and none of these loans are delinquent. We also have $7.1 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines. Of these loans, $306,000 are currently over 30 days past due. Our total high loan-to-value loans at December 31, 2011 were at 40% of capital, well under regulatory guidelines of 100% of capital. We have $17.3 million of home equity lines of credit of which five loans totaling $121,000 are delinquent more than 30 days.

At December 31, 2011, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent, loans less than 90 days past due still on nonaccrual, and other real estate owned, totaled $13.8 million compared to $19.3 million at December 31, 2010. In addition to our non-performing assets, we identified $6.7 million in other loans of concern where information about possible credit problems of the borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At December 31, 2011, we believe that our allowance for loan losses was adequate to absorb estimated losses inherent in our loan portfolio. Our allowance for losses equaled 1.74% of net loans receivable and 44.21% of non-performing loans at December 31, 2011, compared to 1.65% and 29.61% at December 31, 2010, respectively. Our non-performing assets equaled 3.79% of total assets at December 31, 2011 compared to 5.18% at December 31, 2010. We typically sustain losses averaging about 30% of the total principal balance on non-performing loans that progress to foreclosure and are then sold as OREO properties. At December 31, 2011 our reserve for loan losses exceeded this amount by over $1.2 million.

Non-Interest Income. Non-interest income for the year ended December 31, 2011 decreased by $172,000, or 5.58%, compared to the same period in 2010. The decrease was primarily due to a $259,000 increase in the loss recognized on the sale of OREO properties and by a $125,000 decrease in deposit account service charges. These decreases were partially offset by a $61,000 increase in the gain on sale of loans due to the increase in the volume of loans sold from $49.4 million in 2010 to $52.7 million in 2011, a $54,000 increase in the gain on sale of securities due to a restructure of our portfolio to acquire some longer term investments, and a $97,000 increase in other non-interest income due primarily to a $63,000 increase in debit card fees due to increased activity and a $42,000 increase in mortgage loan servicing fees also due to increased activity.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2011 increased $327,000 over the same period in 2010. The increase was primarily due to a $270,000 increase in Other Expenses including a $99,000 increase in the costs related to acquiring, maintaining and disposing of foreclosed and OREO properties because of the increase in the number of these properties, a $91,000 increase in expenses related to compliance and reporting costs, and a $95,000 increase in loan processing costs for which we expect partial reimbursement where these payments were made on behalf of borrowers and will be included in their loan closing costs. These increases were offset by a $123,000 decrease in FDIC insurance due to lower premium assessments. The other major increase in expenses was a $177,000 increase in salaries and benefits due primarily to a $160,000 increase in health insurance costs and a $50,000 increase in salaries due primarily to continuing loan origination activity by commission-based loan originators and a $149,000 decrease in occupancy costs due primarily to lower real estate and personal property taxes due to lower assessed values.

Income Tax Expense. Our income tax provision decreased by $898,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to decreased income.

Liquidity and Capital Resources

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

Our primary investing activities are the origination of loans and the purchase of securities. During the year ended December 31, 2011, the Bank originated loans totaling $94.4 million and purchased $1.3 million of mortgage-backed securities. These activities were funded primarily by principal repayments and prepayments on loans and maturities of mortgage-backed securities totaling $59.5 million. The proceeds from the sale of loans totaled $52.7 million for the year ended December 31, 2011. The Bank also purchased $5.2 million of investment securities funded primarily through sales and maturities of investment securities of $4.5 million. There were no sales of investment securities in 2010.

Because there was a decrease in the balance of loans in our portfolio in 2011, we were less aggressive in acquiring additional deposits resulting in a $3.0 million decrease in our deposits. We also allowed $4.5 million of FHLB advances to roll off in 2011. As opportunities for loan growth improve, we intend to use FHLB advances as a source of funding for loans when advantageous interest-rate risk matches can be found.

Liquidity management is both a daily and long-term function for our senior management. We adjust our investment strategy, within the limits established by the investment policy, based upon assessments of expected loan demand, expected cash flows, FHLB advance opportunities, market yields and the objectives of our asset/liability management program. Base levels of liquidity have generally been invested in interest-earning overnight and time deposits with the Federal Home Loan Bank of Indianapolis and more recently at the Federal Reserve since it has started to pay interest on deposits in excess of reserve requirements and because of increasing wire transfer requests due to a change in funding methods now required by title companies. Funds for which a demand is not foreseen in the near future are invested in investment and other securities for the purpose of yield enhancement and asset/liability management.

Our current internal policy for liquidity is 5% of total assets. Our liquidity ratio at December 31, 2011 was 8.61% as a percentage of total assets.

We anticipate that we will have sufficient funds available to meet current funding commitments. At December 31, 2011 we had outstanding commitments to originate loans and available lines of credit totaling $30.0 million and commitments to provide borrowers the funds needed to complete current construction projects in the amount of $3.2 million. Certificates of deposit that will mature in one year or less at December 31, 2011 totaled $80.9 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although that cannot be assured. An exception to this rule would be the brokered certificates of deposit. Of the certificates maturing in one year or less at December 31, 2011, $2.6 million were brokered deposits which will be leaving the Bank at maturity. However, there is no reason to expect that replacement funds would not be available in the brokered market.

LSB Financial also has a need for, and sources of, liquidity. Liquidity is required to fund our operating expenses and fund stock repurchase programs, as well as for the payment of dividends to shareholders as needed. At December 31, 2011, LSB Financial had $225,000 in liquid assets on hand.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2011 and December 31, 2010, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2011 and December 31, 2010 are presented in Note 11 to the Consolidated Financial Statements (“Regulatory Matters”) in this Annual Report on 10-K.

Effective August 31, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with the OTS, requiring the Company to submit to the OTS by October 31, 2010 a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012. In its submitted capital plan, the Company proposes to maintain risk-based capital ratios above twelve percent (200 basis points above the ten percent well-capitalized level), and core capital above eight percent (300 basis points above the five percent well-capitalized level). The current capital levels shown in Note 11 are at least 1% above these levels. The OTS notified the Company that certain revisions to the capital plan primarily relating to consolidated capital ratios and consolidated financial statements of the Company must be submitted by August 30, 2011. The Company requested clarification from the Federal Reserve regarding the requested information and submitted a response on August 30, 2011 explaining a labeling correction that the Company believes will address the concerns noted by the OTS.

The Bank’s Supervisory Agreement and the MOU require prior OCC and Federal Reserve approval of dividends by the Bank or the Company, respectively. In addition, the MOU requires prior approval by the Federal Reserve of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan. LSB Financial does not now hold any such debt. As a result of the Dodd-Frank Act, the Bank is being supervised by the OCC and the Company is being supervised by the Federal Reserve from and after July 21, 2011. Despite the fact that LSB Financial believes it could obtain regulatory approval of dividends from the Bank to LSB Financial, the Bank has elected not to declare dividends at this time because of the uncertainty regarding increased capital requirements anticipated under the Dodd-Frank Act or to be required by its new regulator.

Off-Balance-Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance-sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which any entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

See Note 16 to the Consolidated Financial Statements regarding off-balance-sheet commitments.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

The Company’s primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that the Company has made. The Company is unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Quarterly Results of Operations

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
(Dollars in Thousands, except share data)
2011
March	$4,475	$1,111	$3,364	$1,176	$205	$0.13	$0.13
June	4,358	1,046	3,312	675	477	0.31	0.31
September	4,399	1,041	3,358	885	457	0.29	0.29
December	4,362	991	3,371	2,625	(600)	(0.39)	(0.39)
	$17,594	$4,189	$13,405	$5,361	$539

2010
March	$4,671	$1,723	$2,948	$434	$532	$0.34	$0.34
June	4,721	1,572	3,149	465	457	0.29	0.29
September	4,877	1,489	3,388	910	526	0.34	0.34
December	4,626	1,331	3,295	950	602	0.39	0.39
	$18,895	$6,115	$12,780	$2,759	$2,117

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

LSB Financial Corp.

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
LSB Financial Corp.
Lafayette, Indiana

We have audited the accompanying consolidated balance sheets of LSB Financial Corp. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Financial Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana
March 16, 2012

LSB Financial Corp.

Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in Thousands, Except Per Share Data)

	2011	2010
Assets
Cash and due from banks	$18,552	$10,593
Short-term investments	3,156	2,980
Cash and cash equivalents	21,708	13,573
Available-for-sale securities	13,845	11,805
Loans held for sale	3,120	2,265
Loans, net of allowance for loan losses of $5,331 and $5,343 at December 31, 2011 and 2010, respectively	302,510	320,810
Premises and equipment, net	6,146	6,116
Federal Home Loan Bank stock	3,185	3,583
Bank-owned life insurance	6,434	6,264
Interest receivable and other assets	7,342	7,431
Total assets	$364,290	$371,847

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$308,433	$311,458
Federal Home Loan Bank advances	18,000	22,500
Interest payable and other liabilities	1,683	2,312
Total liabilities	328,116	336,270

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; authorized 7,000,000 shares; issued and outstanding 2011 – 1,555,222 shares, 2010 - 1,553,525 shares	15	15
Additional paid-in capital	11,010	10,987
Retained earnings	24,913	24,374
Accumulated other comprehensive income	236	201
Total stockholders’ equity	36,174	35,577
Total liabilities and stockholders’ equity	$364,290	$371,847

See Notes to Consolidated Financial Statements

LSB Financial Corp.

Consolidated Statements of Income
December 31, 2011 and 2010
(Dollars in Thousands, Except Per Share Data)

	2011	2010
Interest and Dividend Income
Loans	$17,134	$18,401
Securities
Taxable	264	232
Tax-exempt	174	239
Other	22	23
Total interest and dividend income	17,594	18,895

Interest Expense
Deposits	3,750	4,951
Borrowings	439	1,164
Total interest expense	4,189	6,115

Net Interest Income	13,405	12,780

Provision for Loan Losses	5,361	2,759

Net Interest Income After Provision for Loan Losses	8,044	10,021

Non-interest Income
Deposit account service charges and fees	1,397	1,522
Net gains on loan sales	1,080	1,019
Net realized gains on sales of available-for-sale securities	54	---
Net loss on other real estate owned	(700)	(441)
Other	1,077	980
Total non-interest income	2,908	3,080

Non-interest Expense
Salaries and employee benefits	5,465	5,288
Net occupancy and equipment expense	1,154	1,303
Computer service	576	569
Advertising	304	282
Other	2,760	2,490
Total non-interest expense	10,259	9,932

Income Before Income Tax	693	3,169

Provision for Income Taxes	154	1,052

Net Income	$539	$2,117

Basic Earnings Per Share	$0.35	$1.36

Diluted Earnings Per Share	$0.35	$1.36

See Notes to Consolidated Financial Statements

LSB Financial Corp.

Consolidated Statements of Stockholders’ Equity
December 31, 2011 and 2010
(Dollars in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance, January 1, 2010	$15	$10,985	$22,646	$238	$33,884
Comprehensive income
Net income			2,117		2,117
Change in unrealized appreciation on available-for-sale securities, net of taxes				(37)	(37)
Total comprehensive income					2,080
Dividends on common stock, $0.25 per share			(389)		(389)
Amortization of stock option compensation		2			2

Balance, December 31, 2010	15	10,987	24,374	201	35,577
Comprehensive income
Net income			539		539
Change in unrealized appreciation on available-for-sale securities, net of taxes				35	35
Total comprehensive income					574
Stock options exercised (12,327 shares)		8			8
Tax benefit related to stock options exercised		7			7
Amortization of stock option compensation		8			8

Balance, December 31, 2011	$15	$11,010	$24,913	$236	$36,174

See Notes to Consolidated Financial Statements

LSB Financial Corp.

Consolidated Statements of Cash Flows
December 31, 2011 and 2010
(Dollars in Thousands, Except Per Share Data)

	2011	2010
Operating Activities
Net income	$539	$2,117
Items not requiring (providing) cash
Depreciation	404	425
Provision for loan losses	5,361	2,759
Amortization of premiums and discounts on securities	142	49
Deferred income taxes	(295)	(485)
Loss on sale of other real estate owned	700	441
Gain on sale of securities	(54)	---
Gain on sale of loans	(1,080)	(1,019)
Loans originated for sale	(52,591)	(47,528)
Proceeds on loans sold	52,700	49,389
Amortization of stock options	8	2
Changes in
Interest receivable and other assets	861	1,744
Interest payable and other liabilities	(629)	36
Net cash provided by operating activities	6,066	7,930

Investing Activities
Purchases of available-for-sale securities	(6,547)	(2,901)
Proceeds from maturities of available-for-sale securities	1,589	2,330
Proceeds from sale of available-for-sale securities	2,889	---
Net change in loans	10,681	(6,383)
Proceeds from sale of other real estate owned	1,003	911
Redemption of Federal Home Loan Bank stock	398	414
Purchase of premises and equipment	(434)	(332)
Net cash provided by (used in) investing activities	9,579	(5,961)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	9,272	37,821
Net change in certificates of deposit	(12,297)	(4,229)
Proceeds from Federal Home Loan Bank advances	11,000	16,000
Repayment of Federal Home Loan Bank advances	(15,500)	(50,500)
Proceeds from stock options exercised	8	---
Tax benefits related to stock options purchased	7	---
Dividends paid	---	(389)
Net cash used in financing activities	(7,510)	(1,297)

Increase in Cash and Cash Equivalents	8,135	672

Cash and Cash Equivalents, Beginning of Year	13,573	12,901

Cash and Cash Equivalents, End of Year	$21,708	$13,573

Supplemental Cash Flows Information
Interest paid	$4,202	$6,224
Income taxes paid	1,414	1,210

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	$116	$196
Loans transferred to other real estate owned	2,625	1,017

See Notes to Consolidated Financial Statements

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

LSB Financial Corp. (“Company”) is a thrift holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Lafayette Savings Bank (“Bank”). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Tippecanoe and surrounding counties in Indiana. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s two subsidiaries, L.S.B. Service Corporation (“LSBSC”) and Lafayette Insurance & Investments, Inc. (“LI&I”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of servicing rights and financial instruments. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties. A substantial portion of the loan portfolio is secured by single and multi-family residential mortgages.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income. Gains and losses on loan sales are recorded in non-interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line and accelerated methods over the estimated useful lives of the assets ranging from 3 to 39 years.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Foreclosed Assets Held for Sale

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

Servicing Rights

Servicing rights on originated loans that have been sold are initially recorded at fair value. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value and is recorded through a valuation allowance.

Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Note 13.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with difficult circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. Due to national, state, and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.  The accompanying consolidated financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the consolidated financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.  Furthermore, the Company’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2011 was $1,450,000.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2011, the Company’s interest-bearing cash accounts do not exceed federally insured limits. Additionally, approximately $17,245,000 and $1,562,000 of cash is held by the Federal Reserve Bank of Chicago and the FHLB of Indianapolis, respectively, which is not federally insured.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 3: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale Securities:
December 31, 2011
U.S. Government sponsored agencies	$3,172	$7	$(2)	$3,177
Mortgage-backed securities-Government sponsored entities	3,570	149	---	3,719
State and political subdivisions	6,710	242	(3)	6,949
	$13,452	$398	$(5)	$13,845
December 31, 2010
U.S. Government sponsored agencies	$2,081	$19	$(4)	$2,096
Mortgage-backed securities-Government sponsored entities	2,529	145	---	2,674
State and political subdivisions	6,860	181	(6)	7,035
	$11,470	$345	$(10)	$11,805

The amortized cost and fair value of available-for-sale securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$2,025	$2,031
One to five years	2,850	2,918
Five to ten years	5,007	5,177
After ten years	---	---
	9,882	10,126
Mortgage-backed securities	3,570	3,719
Totals	$13,452	$13,845

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2011 and 2010 was $938,000 and $1,916,000, which is approximately 7% and 16%, respectively, of the Company’s available-for-sale investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2011 and 2010.

	2011
	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$368	$2	$	---	$	---	$368	$2
State and political subdivisions	570	3		---		---	570	3
Total temporarily impaired securities	$938	$5	$	---	$	---	$938	$5

	2010
	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$1,042	$4	$	---	$	---	$1,042	$4
State and political subdivisions	874	6		---		---	874	6
Total temporarily impaired securities	$1,916	$10	$	---	$	---	$1,916	$10

Note 4: Loans and Allowance for Loan Losses

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

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Categories of loans at December 31 include:

	2011	2010
Real Estate
One-to-four family residential	$108,867	$122,856
Multi-family residential	60,612	53,458
Commercial real estate	90,879	90,395
Construction and land development	18,364	30,467
Commercial	14,366	16,332
Consumer and other	1,161	1,208
Home equity lines of credit	17,330	17,043
Total loans	311,579	331,759

Less
Net deferred loan fees, premiums and discounts	(496)	(499)
Undisbursed portion of loans	(3,242)	(5,107)
Allowance for loan losses	(5,331)	(5,343)

Net loans	$302,510	$320,810

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Residential, Home Equity and Consumer

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

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the years ended December 31, 2011 and December 31, 2010 is provided below.

	Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2011
2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$565	$242	$773	$1,138	$2,061	$	---	$480	84	5,343
Provision charged to expense	1,042	249	2,158	238	1,448		64	32	130	5,361
Losses charged off	940	77	1,615	730	1,721		---	278	79	5,440
Recoveries	---	22	14	---	---		---	30	1	67
Ending balance	667	436	1,330	646	1,788		64	264	136	5,331
ALL individually evaluated	129	13	84	---	413		---	---	---	639
ALL collectively evaluated	538	423	1,246	646	1,375		64	264	136	4,692
Total ALL	667	436	1,330	646	1,788		64	264	136	5,331
Loans individually evaluated	2,451	2,094	8,315	4,558	11,764		---	2,140	143	31,465
Loans collectively evaluated	11,915	48,248	50,209	56,054	79,115		8,060	8,164	18,349	280,114
Total loans evaluated	14,366	50,342	58,524	60,612	80,879		8,060	10,304	18,491	311,579

	Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2010
2010	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$103	$402	$1,214	$344	$1,095	$38	$518	23	3,737
Provision charged to expense	527	(61)	3	794	1,140	(46)	337	65	2,759
Losses charged off	68	117	579	---	211	---	402	5	1,382
Recoveries	3	18	135	---	37	8	27	1	229
Ending balance	565	242	773	1,138	2,061	---	480	84	5,343
ALL individually evaluated	169	34	30	6	1,005	---	120	---	1,364
ALL collectively evaluated	396	208	743	1,132	1,056	---	360	84	3,979
Total ALL	565	242	773	1,138	2,061	---	480	84	5,343
Loans individually evaluated	238	1,022	7,032	559	7,605	---	4,167	---	20,623
Loans collectively evaluated	16,094	59,283	55,519	52,899	82,790	15,957	10,343	18,251	311,136
Total loans evaluated	16,332	60,305	62,551	53,458	90,395	15,957	14,510	18,251	331,759

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

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables provide an analysis of loan quality using the above designations, based on property type at December 31, 2011 and December 31, 2010.

	Loan Quality Analysis as of December 31, 2011
Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total

1- Superior	$257	$2,911	$115	$	---	$107	$	---	$200	$1,743	$5,333
2 - Good	2,719	18,638	5,167		8,176	10,761		1,094	763	11,336	58,654
3 - Pass Low risk	6,408	19,801	13,665		24,884	33,730		4,170	354	4,376	107,388
4 - Pass	2,229	6,403	28,118		20,475	25,302		2,796	1,312	803	87,438
4W - Watch	303	748	6,398		4,342	9,772		---	2,077	90	23,730
5 - Special mention	1,550	475	188		704	232		---	3,501	99	6,749
6 - Substandard	900	1,366	4,874		2,031	10,975		---	2,097	44	22,287.296
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$14,366	$50,342	$58,525		$60,612	$90,879		$8,060	$10,304	$18,491	$311,579

	Loan Quality Analysis as of December 31, 2010
Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total

1- Superior	$42	$3,364	$160	$112	$207	$	---	$218	$1,461	$5,565
2 - Good	3,227	20,113	5,353	8,248	10,690		3,074	953	11,079	62,736
3 - Pass Low risk	3,767	26,149	15,514	26,040	31,532		8,843	1,150	4,404	117,399
4 - Pass	4,960	7,113	25,016	7,567	26,414		4,040	5,324	930	81,365
4W - Watch	172	1,351	5,591	4,353	8,332		---	2,483	116	22,397
5 - Special mention	3,899	462	5,535	2,478	4,799		---	---	97	17,270
6 - Substandard	265	1,753	5,382	4,660	8,421		---	4,382	164	25,027
7 - Doubtful	---	---	---	---	---		---	---	---	---
8 - Loss	---	---	---	---	---		---	---	---	---
Total	$16,332	$60,305	$62,551	$53,458	$90,395		$15,957	$14,510	$18,251	$331,759

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Analyses of past due loans segregated by loan type as of December 31, 2011 and December 31, 2010 are provided below.

	Loan Portfolio Aging Analysis as of December 31, 2011

	30-59 Days	60-89 Days	Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing	Total 90 Days and Accruing

Commercial	$1,387	$572	$148	$2,107	$12,259	$14,366	$568	$	---
Owner occupied 1-4	336	211	714	1,261	49,081	50,342	433		---
Non-owner occupied 1-4	435	25	1,918	2,378	56,147	58,525	1,184		---
Multi-family	---	116	801	917	59,695	60,612	501		---
Commercial real estate	19	74	1,974	2,067	88,812	90,879	1,677		---
Construction	---	---	---	---	8,060	8,060	---		---
Land	---	---	1,173	1,173	9,131	10,304	924		---
Consumer and home equity	86	8	36	130	18,361	18,491	8		---
Total	$2,263	$1,006	$6,764	$10,033	$301,546	$311,579	$5,295	$	---

	Loan Portfolio Aging Analysis as of December 31, 2010

	30-59 Days	60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing

Commercial	$60	$	---	$251	$311	$16,021	$16,332	$	---	$	---
Owner occupied 1-4	139		539	515	1,193	59,113	60,306		715		---
Non-owner occupied 1-4	---		176	3,293	3,469	59,081	62,550		1,918		48
Multi-family	---		---	2,289	2,289	51,169	53,458		559		---
Commercial real estate	338		55	5,639	6,032	84,363	90,395		213		628
Construction	-		---	---	---	15,957	15,957		---		---
Land	17		---	1,022	1,039	13,471	14,510		1,468		---
Consumer and home equity	5		39	134	178	18,073	18,251		30		---
Total	$559		$809	$13,143	$14,511	$316,247	$331,759		$4,903		$676

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement. The following tables present impaired loans and interest recognized on them for the years ended December 31, 2011 and December 31, 2010.

	Impaired Loans as of and for the Year Ended December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial	$2,233	$2,257	$	---	$1,935	$128
Owner occupied 1-4	1,951	1,960		---	1,918	80
Non-owner occupied 1-4	7,475	8,605		---	7,392	268
Multi-family	4,558	6,083		---	5,208	204
Commercial real estate	8,854	10,406		---	6,157	305
Construction	---	---		---	---	---
Land	2,140	2,234		---	3,591	110
Consumer and home equity	143	148		---	205	3
Total loans without a specific valuation allowance	27,354	31,693		---	26,406	1,098

Loans with a specific valuation allowance
Commercial	218	231		129	64	17
Owner occupied 1-4	143	153		13	67	5
Non-owner occupied 1-4	840	840		84	856	23
Multi-family	---	---		---	---	---
Commercial real estate	2,910	2,910		413	3,785	135
Construction	---	---		---	---	---
Land	---	---		---	---	---
Consumer and home equity	---	---		---	---	---
Total loans with a specific valuation allowance	4,111	4,134		639	4,772	180

Total
Commercial	2,451	2,488		129	1,999	145
Owner occupied 1-4	2,094	2,113		13	1,985	85
Non-owner occupied 1-4	8,315	9,445		84	8,248	291
Multi-family	4,558	6,083		---	5,208	204
Commercial real estate	11,764	13,316		413	9,942	440
Construction	---	---		---	---	---
Land	2,140	2,234		---	3,591	110
Consumer and home equity	143	148		---	205	3
Total impaired loans	$31,465	$35,827		$639	$31,178	$1,278

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	Impaired Loans as of and for the Year Ended December 31, 2010
	Recorded Balance		Unpaid Principal Balance		Specific Allowance		Average Impaired Loans		Interest Income Recognized
Loans without a specific valuation allowance
Commercial	$	---	$	---	$	---	$	---	$8
Owner occupied 1-4		723		714		---		542	---
Non-owner occupied 1-4		6,419		6,230		---		6,958	391
Multi-family		343		343		---		206	---
Commercial real estate		4,184		3,809		---		3,074	343
Construction		---		---		---		---	---
Land		3,054		3,054		---		3,692	---
Consumer and home equity		---		---		---		---	---
Total loans without a specific valuation allowance		14,723		14,150		---		14,472	742

Loans with a specific valuation allowance
Commercial		238		239		169		197	12
Owner occupied 1-4		299		299		34		317	---
Non-owner occupied 1-4		613		613		30		414	---
Multi-family		216		216		6		87	21
Commercial real estate		3,421		3,421		1,005		1,738	---
Construction		---		---		---		---	---
Land		1,113		1,113		120		890	77
Consumer and home equity		---		---		---		---	---
Total loans with a specific valuation allowance		5,900		5,901		1,364		3,643	110

Total
Commercial		238		239		169		197	12
Owner occupied 1-4		1,022		1,013		34		859	---
Non-owner occupied 1-4		7,032		6,843		30		7,372	391
Multi-family		559		559		6		293	21
Commercial real estate		7,605		7,230		1,005		4,812	343
Construction		---		---		---		---	---
Land		4,167		4,167		120		4,582	77
Consumer and home equity		---		---		---		---	---
Total impaired loans		$20,623		$20,051		$1,364		$18,115	$844

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

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table gives a breakdown of non-accruing loans by loan class at December 31, 2011 and December 31, 2010.

	2011	2010

Commercial	$716	$251
Owner occupied 1-4	1,147	1,230
Non-owner occupied 1-4	3,102	5,211
Multi-family	1,302	2,848
Commercial real estate	3,651	5,852
Construction	---	---
Land	2,097	2,490
Consumer and home equity	44	164
Total	$12,059	$18,046

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

At December 31, 2011, there were no accruing loans delinquent 90 days or more. There were $676,000 accruing loans delinquent 90 days or more in 2010.

Loans to related parties at December 31, 2010 totaled $2.5 million. As reduced by paydowns of $505,000 and increased by new debt of $771,000, loans to related parties at December 31, 2011 totaled $2.7 million.

The following table presents information regarding newly restructured troubled debt restructurings by class for the year ended December 31, 2011. Restructured terms included rate concessions on all six loans, principal modifications on three loans and payment concessions on one loan.

Troubled Debt Restructurings for Year Ended December 31, 2011

	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Commercial	1	$130	$130
Owner occupied 1-4	1	90	90
Non-owner occupied 1-4	1	156	100
Multi-family	1	446	410
Commercial Real Estate	2	2,450	1,750
Construction	---	---	---
Land	---	---	---
Consumer and home equity	---	---	---

Total	6	$3,272	$2,480

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Troubled Debt Restructurings that Subsequently Defaulted for the Year Ended December 31, 2011
	Number of Loans	Recorded Balance

Commercial	---	$	---
Owner occupied 1-4	---		---
Non-owner occupied 1-4	1		824
Multi-family	---		---
Commercial Real Estate	---		---
Construction	---		---
Land	1		171
Consumer and home equity	---		---

Total	2		$995

There were no troubled debt restructurings that subsequently defaulted for the year ended December 31, 2010.

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

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2011	2010

Land	$1,681	$1,681
Buildings and improvements	6,383	6,450
Equipment	3,303	3,422
	11,367	11,553
Less accumulated depreciation	(5,221)	(5,437)
Net premises and equipment	$6,146	$6,116

Note 6: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $106.5 million and $119.3 million at December 31, 2011 and 2010, respectively.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value of the mortgage servicing rights. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	2011	2010
Mortgage servicing rights
Balance, beginning of year	$1,092	$1,154
Additions	116	196
Amortization of servicing rights	(246)	(258)
Balance, end of year	$962	$1,092

	2011	2010
Fair value, beginning of period	$1,172	$1,411
Fair value, end of period	983	1,172

Note 7: Deposits

Deposits at year-end are summarized as follows:

	2011		2010
	Amount	Percent	Amount	Percent

Non-interest-bearing deposits	$26,668	8.65%	$25,023	8.04%
NOW accounts	102,280	33.16	95,687	30.72
Savings accounts	26,331	8.53	25,297	8.12
	155,279	50.34	146,007	46.88
Certificates of deposit
0.00% to 1.99%	85,785	28.66	74,582	23.95
2.00% to 3.99%	61,894	19.23	79,303	25.46
4.00% to 5.99%	5,469	1.77	11,560	3.71
6.00% to 7.99%	6	.00	6	.00
	153,154	49.66	165,451	53.12
	$308,433	100.00%	$311,458	100.00%

At December 31, 2011, scheduled maturities of certificates of deposit are as follows:

2012	$80,858
2013	20,851
2014	21,652
2015	22,959
2016	6,834
$153,154

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Time deposits of $100,000 or more, including brokered deposits, were $72.6 million and $74.2 million at December 31, 2011 and 2010, respectively.

Deposits from related parties held by the Company at December 31, 2011 and 2010 totaled $1.3 million and $1.6 million, respectively.

Brokered deposits totaled approximately $16.2 million and $17.0 million at December 31, 2011 and 2010, respectively.

Note 8: Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $18.0 million and $22.5 million at December 31, 2011 and 2010, respectively. At December 31, 2011, the advances range in interest rates from 1.84% to 3.13% and are secured by blanket mortgage loan collateral totaling $116.3 million.

Aggregate annual maturities of the advances at December 31, 2011, are:

2012	$3,000
2013	5,000
2015	3,000
2016	7,000
$18,000

Note 9: Income Taxes

The provision for income taxes includes these components:

	2011	2010
Taxes currently payable	$449	$1,537
Deferred income taxes	(295)	(485)
Income tax expense	$154	$1,052

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2011	2010

Computed at the statutory rate (34%)	$236	$1,077
Increase (decrease) resulting from
Tax exempt interest	(55)	(75)
State income taxes	11	97
Other	(38)	(47)
Actual tax expense	$154	$1,052

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The tax effects of temporary differences related to deferred taxes were:

	2011	2010
Deferred tax assets
Allowance for loan losses	$2,259	$1,881
Non-accrual loan income	299	171
Other	278	350
	2,836	2,402
Deferred tax liabilities
Depreciation	300	131
Mortgage servicing rights	407	463
FHLB stock dividends	132	148
Unrealized gain on available-for-sale securities	157	134
Other	329	286
	1,325	1,162
Net deferred tax asset	$1,511	$1,240

Retained earnings at December 31, 2011 and 2010 include approximately $1.9 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $737,000 at December 31, 2011 and 2010.

Note 10: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2011	2010

Unrealized holding gains (losses) on available-for-sale securities	$113	$(62)
Reclassification for realized amount included in income	(54)	---
Other comprehensive income (loss) before tax effect	59	(62)
Tax expense (benefit)	24	(25)
Other comprehensive income (loss)	$35	$(37)

The only component of accumulated other comprehensive income was unrealized gains on securities available for sale.

Note 11: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2011 and 2010 that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$38,860	14.5%	$21,494	8.0%	$26,867	10.0%
Tier I capital (to risk-weighted assets)	35,502	13.2	10,747	4.0	16,120	6.0
Tier I capital (to adjusted total assets)	35,502	9.8	10,919	3.0	18,198	5.0
Tier I capital (to adjusted tangible assets)	35,502	9.8	7,279	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	35,502	9.8	5,459	1.5	N/A	N/A

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$38,288	13.8%	$22,124	8.0%	$27,655	10.0%
Tier I capital (to risk-weighted assets)	34,975	12.6	11,062	4.0	16,593	6.0
Tier I capital (to adjusted total assets)	34,975	9.4	11,148	3.0	18,581	5.0
Tier I capital (to adjusted tangible assets)	34,975	9.4	7,432	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	34,975	9.4	5,574	1.5	N/A	N/A

The Bank and the Company are subject to certain restrictions on the amount of dividends that each may declare without prior regulatory approval. At December 31, 2011, regulatory approval was required for all dividend declarations.

The Company converted from a mutual to a stock institution, and a “liquidation account” was established at $8.1 million, which was net worth reported in the conversion prospectus. Eligible depositors who have maintained their accounts, less annual reduction to the extent they have reduced their deposits, would receive a distribution from this account if the Bank liquidated. Dividends may not reduce shareholders’ equity below the required liquidation account balance.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 12: Employee Benefits

The Bank maintains an ESOP, which purchased 8% of the stock offered in the conversion using funds provided by an $824,000 loan from the Company, which was repaid by contributions to the ESOP by the Bank. Dividends paid on allocated shares are charged to retained earnings.

There was no ESOP expense recorded for 2011 and 2010.

	2011	2010

ESOP shares allocated	99,546	106,908

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their compensation with the Company matching 100% of the employee’s contribution on the first 4% of the employee’s compensation. Employer contributions charged to expense for 2011 and 2010 were $125,000 and $120,000, respectively.

Note 13: Stock Option Plans

The Company’s original Incentive Stock Option Plan (the “1995 Plan”), which was shareholder approved, permitted the grant of stock options to its directors, officers and other key employees. The 1995 Plan authorized the grant of options for up to 238,050 shares of the Company’s common stock which generally vested at a rate of 20 percent a year and have a 10-year contractual life. 21,458 shares from the 1995 Plan were outstanding at December 31, 2011. The Company’s 2007 Incentive Stock Option Plan (“2007 Plan”), which is shareholder approved, also permits the grant of stock options to its directors, officers and other key employees. The 2007 Plan authorized the grant of options for up to 81,000 shares of the Company’s common stock, which generally vest at a rate of 20 percent a year and have a 10-year contractual term. 6,750 shares from the 2007 Plan were outstanding at December 31, 2011. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 1995 and 2007 Plans). The Company issues shares from its authorized shares to satisfy option exercises. There were 3,750 options granted under the 2007 Plan during 2011.

A summary of option activity under the 1995 and 2007 Plans as of December 31, 2011, and changes during the year then ended, is presented below:

	2011
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	36,785	$17.82
Granted	3,750	16.00
Exercised	(12,327)	12.43

Outstanding, end of year	28,208	$19.94	3.96 years	$0
Exercisable, end of year	22,058	$21.68	2.61 years	$0

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

There were no options forfeited or expired during the years ended December 31, 2011 and 2010.

As of December 31, 2011, there was $9,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of four years.

Note 14:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2011
	Income	Weighted- Average Shares	Per Share Amount

Net income	$539	1,554,225
Basic earnings per share
Income available to common stockholders			$0.35
Effect of dilutive securities
Stock options		1,028
Diluted earnings per share
Income available to common stockholders and assumed conversions	$539	1,555,253	$0.35

25,208 options outstanding at December 31, 2011 were considered anti-dilutive.

	Year Ended December 31, 2010
	Income	Weighted- Average Shares	Per Share Amount

Net income	$2,117	1,553,525
Basic earnings per share
Income available to common stockholders			$1.36
Effect of dilutive securities
Stock options		1,195
Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,117	1,554,720	$1.36

33,034 options outstanding at December 31, 2010 were considered anti-dilutive.

Note 15: Disclosures About Fair Value of Financial Instruments

ASC Topic 820-10, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. Third-party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. government sponsored agency securities, mortgage-backed agency securities, and obligations of states and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Available-for-sale securities
U.S. government-sponsored agencies	$3,177	$	---	$3,177	$	---
Mortgage-backed securities-government sponsored entities	3,719		---	3,719		---
State and political subdivisions	6,949		---	6,949		---
Totals	$13,845	$	---	$13,845	$	---

December 31, 2010
Available-for-sale securities
U.S. government-sponsored agencies	$2,096	$	---	$2,096	$	---
Mortgage-backed securities- government sponsored entities	2,674		---	2,674		---
State and political subdivisions	7,035		---	7,035		---
Totals	$11,805	$	---	$11,805	$	---

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of those assets pursuant to the valuation hierarchy.

Impaired Loans (collateral dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC 310-10. Allowable methods for estimating fair value include using the fair value of the collateral for collateral-dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2011
Impaired loans	$3,701	$	---	$	---	$3,701

December 31, 2010
Impaired loans	$12,013	$	---	$	---	$12,013

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

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments was not material at December 31, 2011 and December 31, 2010.

The following table presents estimated fair values of the Company’s financial instruments recognized in the accompanying balance sheets in accordance with ASC 825 at December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$21,708	$21,708	$13,573	$13,573
Available-for-sale securities	13,845	13,845	11,805	11,805
Loans held for sale	3,120	3,120	2,265	2,265
Loans, net of allowance for loan losses	302,510	316,250	320,810	331,913
Federal Home Loan Bank stock	3,185	3,185	3,583	3,583
Interest receivable	1,250	1,250	1,421	1,421
Financial liabilities
Deposits	308,433	313,717	311,458	316,112
Federal Home Loan Bank advances	18,000	18,609	22,500	22,920
Interest payable	50	50	62	62

Note 16: Commitments and Contingent Liabilities

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

At year-end, these financial instruments are summarized as follows:

	2011	2010
Commitments to extend credit
Fixed rate	$9,458	$9,748
Variable rate	---	4,090
Unused portions of lines of credit	23,804	26,277
Letters of credit	232	663

The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established under the contract. Generally, such commitments are for no more than 60 days. At December 31, 2011, the fixed rate loan commitments were at rates ranging from 3.25% to 7.00%. Unused portions of lines of credit include balances available on commercial and home equity loans and are variable rate.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 17: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	December 31
	2011		2010
Assets
Cash		$225	$178
Securities available-for-sale		128	144
Investment in the Bank		35,740	35,176
Other assets		81	117
Total assets		$36,174	$35,615

Liabilities	$	---	$38

Stockholders’ Equity		36,174	35,577
Total liabilities and stockholders’ equity		$36,174	$35,615

Condensed Statements of Income
	Years Ending December 31
	2011	2010
Income
Dividends from the Bank	$155	$879
Other income	8	9
Total income	163	888

Expenses	(236)	(232)

Income (Loss) Before Income Tax and Equity in Undistributed Income (Loss) of Bank Subsidiary	(73)	656

Income Tax Benefit	92	90

Income Before Equity in Undistributed Income of Bank Subsidiary	19	746

Equity in Undistributed Income of Bank Subsidiary	520	1,371

Net Income	$539	$2,117

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows
	Years Ending December 31
	2011	2010
Operating Activities
Net income	$539	$2,117
Equity in undistributed income of the Bank	(520)	(1,371)
Change in other assets	(3)	(203)
Net cash provided by operating activities	16	543

Investing Activity - proceeds from paydowns of securities	16	14

Financing Activity
Dividends paid	---	(389)
Stock options exercised	8	---
Tax benefit of stock options exercised	7	---
Net cash provided by (used in) financing activities	15	(389)

Net Change in Cash	47	168

Cash at Beginning of Year	178	10

Cash at End of Year	$225	$178

Note 18: Recent Accounting Pronouncements

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

In April 2011, the FASB issued ASU No. 2011-03: Reconsideration of Effective Control for Repurchase Agreements. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company adopted the methodologies prescribed by the ASU by the date required without material effect on its financial position or results of operations.

LSB Financial Corp.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

In May 2011, the FASB issued ASU No. 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company adopted the methodologies prescribed by the ASU effective January 1, 2012, as required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05: Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt ASU 2011-05 effective with the filing of the Form 10-Q for the period ended March 31, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934), as of December 31, 2011 (the “Evaluation Date”), was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of the Evaluation Date are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were designed to ensure that information required to be disclosed in those reports is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with our evaluation of controls that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this Annual Report on Form 10-K, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning LSB Financial directors is incorporated herein by reference to the sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2012 under the caption “Proposal 1 - Election of Directors.” Information concerning LSB Financial executive officers is included in Item 4.5 in Part I of this Form 10-K and is incorporated herein by reference.

The information relating to corporate governance required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2012 under the caption “Corporate Governance.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with except as disclosed in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2012 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” incorporated herein by reference.

LSB Financial has a written code of ethics that applies to all of our directors, officers and employees. The code of ethics is available on our website at www.lsbank.com.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2012 with the captions “Executive Compensation” and “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2012 with the caption “Principal Holders of Common Stock.”

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	28,208 (2)	19.94 (3)	74,250 (4)
Equity compensation plans not approved by security holders	---	---	---

(1)
LSB Financial Corp.’s 1995 Stock Option and Incentive Plan terminated on August 22, 2005 so no further options may be granted under the 1995 Stock Option and Incentive Plan. LSB Financial Corp.’s Recognition and Retention Plan terminated by its terms on August 22, 2005, so no further awards may be made under the Recognition and Retention Plan.

(2)
Includes 21,458 shares under LSB Financial Corp.’s 1995 Stock Option and Incentive Plan, 6,750 shares under the LSB Financial Corp. 2007 Stock Option and Incentive Plan and no shares under LSB Financial Corp.’s Recognition and Retention Plan.

(3)
The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the Recognition and Retention Plan have no exercise price and no shares have been awarded under the Recognition and Retention Plan.

(4)	The total in Column (c) is the number of shares reserved for issuance under the LSB Financial Corp. 2007 Stock Option and Incentive Plan excluding the 6,750 shares included in Column (a).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence and certain relationships and transactions is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2012 with the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2012 with the caption “Accountant’s Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements:
Report of BKD, LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

Financial Statement Schedules:
All schedules are omitted as the required information either is not applicable or is included in the consolidated financial statements or related notes contained in Item 8.

(b)           The exhibits filed herewith or incorporated by reference herein are set forth on the Index to Exhibits.

A copy of this Annual Report on Form 10-K without exhibits for the fiscal year ended December 31, 2011, as filed with the SEC, will be furnished without charge to shareholders of LSB Financial upon written request to the Secretary, LSB Financial Corp., 101 Main Street, P.O. Box 1628, Lafayette, Indiana 47902, or by calling (765) 742-1064. Copies of the exhibits filed with the Form 10-K may be obtained by shareholders at a charge of $0.25 per page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP.

Date: March 16, 2012	By:	/s/ Randolph F. Williams
Randolph F. Williams, President,
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck	/s/ Randolph F. Williams
Mariellen M. Neudeck, Chairman of the Board	Randolph F. Williams, President, Chief Executive Officer and Director
(Principal Executive and Operating Officer)

Date: March 16, 2012	Date: March 16, 2012

/s/ James A. Andrew	/s/ Kenneth P. Burns
James A. Andrew, Director	Kenneth P. Burns, Director

Date: March 16, 2012	Date: March 16, 2012

/s/ Philip W. Kemmer	/s/ Stephen E. Belter
Philip W. Kemmer, Director	Stephen E. Belter, Director

Date: March 16, 2012	Date: March 16, 2012

/s/ Jeffrey A. Poxon	/s/ Thomas B. Parent
Jeffrey A. Poxon, Director	Thomas B. Parent, Director

Date: March 16, 2012	Date: March 16, 2012

/s/ Mary Jo David	/s/ Charles W. Shook
Mary Jo David, Senior Vice President, Chief Financial Officer, Secretary-Treasurer and Director	Charles W. Shook, Director
(Principal Financial and Accounting Officer)

Date: March 16, 2012	Date: March 16, 2012

INDEX TO EXHIBITS
Regulation S-K Exhibit Number	Document
3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), are incorporated by reference.
3.2	Bylaws, as amended and restated, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2012, are incorporated herein by reference.
4	Registrant’s Specimen Stock Certificate, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), is incorporated herein by reference.
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

101
The following materials from the Company’s Annual Report on Form 10-K for the year ending December 31, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.
** Users of the XBRL-related information in Exhibit 101 of this Annual Report on Form 10-K are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

E-2