Form 10-Q
period 2012-03-31
LSB FINANCIAL CORP
filed 2012-05-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐        No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at May 10, 2012
Common Stock, $.01 par value per share	1,555,972 shares

LSB FINANCIAL CORP.

i

PART I     FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and due from banks	$34,735	$18,552
Interest bearing deposits	2,669	3,156
Cash and cash equivalents	37,404	21,708
Interest bearing time deposits	745	---
Available-for-sale securities	16,335	13,845
Loans held for sale	2,368	3,120
Total loans	298,432	307,841
Less: Allowance for loan losses	(5,305)	(5,331)
Net loans	293,127	302,510
Premises and equipment, net	6,132	6,146
Federal Home Loan Bank stock, at cost	3,185	3,185
Bank owned life insurance	6,474	6,434
Interest receivable and other assets	5,785	7,342
Total assets	$371,555	$364,290

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$314,627	$308,433
Federal Home Loan Bank advances	18,000	18,000
Interest payable and other liabilities	2,148	1,683
Total liabilities	334,775	328,116

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2012 - 1,555,972 shares, 2011 - 1,555,222 shares	15	15
Additional paid-in-capital	11,040	11,010
Retained earnings	25,508	24,913
Accumulated other comprehensive income	217	236
Total shareholders’ equity	36,780	36,174

Total liabilities and shareholders’ equity	$371,555	$364,290

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011
Interest and Dividend Income
Loans	$4,075	$4,358
Securities
Taxable	66	68
Tax-exempt	39	45
Other	14	4
Total interest and dividend income	4,194	4,475
Interest Expense
Deposits	811	990
Borrowings	99	121
Total interest expense	910	1,111

Net Interest Income	3,284	3,364
Provision for Loan Losses	600	1,176
Net Interest Income After Provision for Loan Losses	2,684	2,188

Non-interest Income
Deposit account service charges and fees	325	292
Net gains on loan sales	406	164
Loss on other real estate owned	(83)	(24)
Other	260	260
Total non-interest income	908	692

Non-Interest Expense
Salaries and employee benefits	1,519	1,410
Net occupancy and equipment expense	318	329
Computer service	148	142
Advertising	88	58
FDIC insurance premiums	119	184
Other	468	466
Total non-interest expense	2,660	2,589

Income Before Income Taxes	932	291
Provision for Income Taxes	337	86
Net Income	595	205
Unrealized appreciation (depreciation) on available-for-sale securities net of taxes (credits) of $(13) and $15, for 2012 and 2011, respectively	(19)	22
Comprehensive income	$576	$227

Basic Earnings Per Share	$0.38	$0.13
Diluted Earnings Per Share	$0.38	$0.13

Dividends Declared Per Share	$0.00	$0.00

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2012 and 2011
 (Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2011	$15	$10,987	$24,374	$201	$35,577
Net income			205		205
Change in unrealized appreciation on available-for-sale securities, net of taxes				22	22
Share-based compensation expense		1			1
Balance, March 31, 2011	$15	$10,988	$24,579	$223	$35,805

Balance, January 1, 2012	$15	$11,010	$24,913	$236	$36,174
Net income			595		595
Change in unrealized appreciation on available-for-sale securities, net of taxes				(19)	(19)
Stock options exercised (750 shares)		7			7
Tax benefit related to stock options exercised		2			2
Share-based compensation expense		21			21
Balance, March 31, 2012	$15	$11,040	$25,508	$217	$36,780

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Operating Activities
Net income	$595	$205
Items not requiring (providing) cash
Depreciation	113	98
Provision for loan losses	600	1,176
Amortization of premiums and discounts on securities	24	16
Loss on sale of other real estate owned	83	24
Gain on sale of loans	(406)	(164)
Loans originated for sale	(13,201)	(10,211)
Proceeds on loans sold	14,359	12,151
Amortization of stock options	21	1
Changes in
Interest receivable and other assets	371	184
Interest payable and other liabilities	478	217
Net cash provided by operating activities	3,037	3,697

Investing Activities
Purchases of available-for-sale securities	(4,967)	(1,038)
Proceeds from maturities of available-for-sale securities	1,675	870
Net change in loans	8,755	4,004
Proceeds from sale of other real estate owned	1,092	165
Purchase of premises and equipment	(99)	(81)
Net cash provided by investing activities	6,456	3,920

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	6,029	(960)
Net change in certificates of deposit	165	(5,569)
Proceeds from Federal Home Loan Bank advances	---	4,000
Repayment of Federal Home Loan Bank advances	---	(6,000)
Proceeds from stock options exercised	7	---
Tax benefits related to stock options exercised	2	---
Net cash provided by (used in) financing activities	6,203	(8,529)

Increase (decrease) in Cash and Cash Equivalents	15,696	(912)
Cash and Cash Equivalents, Beginning of Period	21,708	13,573
Cash and Cash Equivalents, End of Period	$37,404	$12,661

Supplemental Cash Flows Information
Interest paid	$901	$1,109
Income taxes paid	---	400

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	49	15
Loans transferred to other real estate owned	28	---

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
March 31, 2012

Note 1 – General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.  The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2011 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission.  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three month period ended March 31, 2011, 15,327 shares related to stock options outstanding were dilutive and 21,458 were antidilutive.  For the three month period ended March 31, 2012, 6,000 shares related to stock options outstanding were dilutive and 51,433 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended March 31,
	2012	2011

Weighted average shares outstanding	1,555,337	1,553,525
Stock options	664	2,715
Shares used to compute diluted earnings per share	1,556,001	1,556,240
Basic earnings per share	$0.38	$0.13
Diluted earnings per share	$0.38	$0.13

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
March 31, 2012:
U.S. Government sponsored agencies	$4,653	$2	$(34)	$4,621
Mortgage-backed securities – government sponsored entities	5,208	170	(1)	5,377
State and political subdivisions	6,114	224	(1)	6,337
	$15,975	$396	$(36)	$16,335

December 31, 2011:
U.S. Government sponsored agencies	$3,172	$7	$(2)	$3,177
Mortgage-backed securities – government sponsored entities	3,570	149	---	3,719
State and political subdivisions	6,710	242	(3)	6,949
	$13,452	$398	$(5)	$13,845

The amortized cost and fair value of available-for-sale securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	March 31, 2012
	(in thousands)

Within one year	$1,095	$1,097
One to five years	5,661	5,722
Five to ten years	4,011	4,139
After ten years	---	----
	10,767	10,958

Mortgage-backed securities	5,208	5,377

Totals	$15,975	$16,335

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.2 million at March 31, 2012 and $2.3 million at December 31, 2011.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011

	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In thousands)
March 31, 2012
U.S. Government sponsored agencies	$4,115	$34	$	---	$	---	$4,115	$34
Mortgage-backed securities	1,306	$1	$	---	$	---	$1,306	$1
State and political subdivisions	223	1		---		---	223	1
Total temporarily impaired securities	$5,644	$36	$	---	$	---	$5,644	$36

December 31, 2011
U.S. Government sponsored agencies	$368	$2	$	---	$	---	$368	$2
State and political subdivisions	570	3		---		---	570	3
Total temporarily impaired securities	$938	$5	$	---	$	---	$938	$5

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

All loans that are rated substandard and impaired, or are troubled debt restructures are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank. Included in the review of individual loans are those that are impaired as provided in Financial Accounting Standards Board (“FASB”) ASC 310-10 (formerly FAS 114, Accounting by Creditors for Impairment of a Loan). Any allowances for impaired loans are determined by the fair value of the underlying collateral based on the discounted appraised value.  Allowances for loans that are not collateral dependent are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate.  Historical loss rates are applied to all loans not included in the ASC 310-10 calculation.

Historical loss rates for commercial and consumer loans may be adjusted for significant qualitative factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices, examination results from bank regulatory agencies and Lafayette Savings’ internal loan review.

Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Lafayette Savings’ primary market area for lending is Tippecanoe County, Indiana and to a lesser extent the eight surrounding counties. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect of changing economic conditions on Lafayette Savings’ customers.

Categories of loans include:

	March 31, 2012	December 31, 2011
	(In thousands)
Real Estate
One-to-four family residential	$108,192	$108,867
Multi-family residential	60,527	60,612
Commercial real estate	87,415	90,879
Construction and land development	13,680	18,364
Commercial	12,504	14,366
Consumer and other	1,185	1,161
Home equity lines of credit	17,653	17,330
Total loans	301,156	311,579
Less
Net deferred loan fees, premiums and discounts	(490)	(496)
Undisbursed portion of loans	(2,234)	(3,242)
Allowance for loan losses	(5,305)	(5,331)
Net loans	$293,127	$302,510

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

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the three month periods ending March 31, 2012 and March 31, 2011 and for the year ended December 31, 2011 is provided below.

Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended March 31, 2012

Three Months Ended March 31, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	In thousands
Allowance for losses
Beginning balance	$667	$436	$1,330	$646	$1,788	$64	$264	$136	$5,331
Provision charged to expense	362	(19)	(87)	276	212	(51)	(121)	28	600
Losses charged off	(313)	(6)	(25)	(259)	---	---	(17)	(11)	(631)
Recoveries	---	---	3	1	---	---	1	---	5
Ending balance	716	411	1,221	664	2,000	13	127	153	5,305
ALL individually evaluated	---	7	62	46	939	---	---	---	1,054
ALL collectively evaluated	716	404	1,159	618	1,061	13	127	153	4,251
Total ALL	716	411	1,221	664	2,000	13	127	153	5,305
Loans individually evaluated	460	1,520	6,748	3,520	11,913	---	1,899	158	26,218
Loans collectively evaluated	12,044	50,228	49,696	57,007	75,443	6,995	4,786	18,680	274,938
Total loans evaluated	12,504	51,748	56,444	60,527	87,415	6,995	6,685	18,838	301,156

Allowance for Loan Losses for the Three Months Ended March 31, 2011
Three Months Ended March 31, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	In thousands
Allowance for losses
Beginning balance	$565	$242	$773	$1,138	$2,061	$ ---	$480	$84	$5,343
Provision charged to expense	162	231	690	17	33	78	(37)	2	1,176
Losses charged off	---	---	---	---	---	---	---	(9)	(9)
Recoveries	---	22	8	---	---	---	7	---	37
Ending balance	727	495	1,471	1,155	2,094	78	450	77	6,547

Allowance for Loan Losses and Recorded Investment in Loans at December 31, 2011
ALL individually evaluated	129	13	84	---	413	---	---	---	639
ALL collectively evaluated	538	423	1,246	646	1,375	64	264	136	4,692
Total ALL	667	436	1,330	646	1,788	64	264	136	5,331
Loans individually evaluated	2,451	2,094	8,315	4,558	11,764	---	2,140	143	31,465
Loans collectively evaluated	11,915	48,248	50,209	56,054	79,115	8,060	8,164	18,349	280,114
Total loans evaluated	14,366	50,342	58,524	60,612	90,879	8,060	10,304	18,491	311,579

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

The Company charges-off one- to four-family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of one- to four-family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 120 days past due, charge-off of unsecured open-end loans when the loan is 120 days past due, and charge-down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.   Charge-offs may be taken sooner than the above-referenced timeframes if circumstances warrant.

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

The following table provides an analysis of loan quality using the above designations, based on property type at March 31, 2012.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
				(In thousands)

1- Superior	$254	$4,217	$258	$	---	$106	$	---	$198	$1,576	$6,609
2 - Good	3,593	19,668	5,078		8,156	9,580		1,207	384	11,675	59,341
3 - Pass Low risk	6,519	18,979	13,658		25,261	32,512		4,366	283	4,285	105,863
4 - Pass	1,479	6,629	28,702		20,170	23,958		1,422	1,804	1,137	83,301
4W - Watch	125	699	6,831		4,479	7,353		---	2,117	90	21,694
5 - Special mention	---	84	159		697	849		---	---	---	1,789
6 - Substandard	534	1,472	3,758		1,764	13,057		---	1,899	75	22,559
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$12,504	$51,748	$56,444		$60,527	$87,415		$6,995	$6,685	$18,838	$301,156

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2011.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
				(In thousands)

1- Superior	$257	$2,911	$115	$	---	$107	$	---	$200	$1,743	$5,333
2 - Good	2,719	18,638	5,167		8,176	10,761		1,094	763	11,336	58,654
3 - Pass Low risk	6,408	19,801	13,665		24,884	33,730		4,170	354	4,376	107,388
4 - Pass	2,229	6,403	28,118		20,475	25,302		2,796	1,312	803	87,438
4W - Watch	303	748	6,398		4,342	9,772		---	2,077	90	23,730
5 - Special mention	1,550	475	188		704	232		---	3,501	99	6,749
6 - Substandard	900	1,366	4,874		2,031	10,975		---	2,097	44	22,287
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$14,366	$50,342	$58,524		$60,612	$90,879		$8,060	$10,304	$18,491	$311,579

Analyses of past due loans segregated by loan type as of March 31, 2012 and December 31, 2011 are provided below.

	Loan Portfolio Aging Analysis as of March 31, 2012

	30-59 Days	60-89 Days	Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing	Total 90 Days and Accruing
				(In thousands)

Commercial	$128	$62	$208	$398	$12,106	$12,504	$128	$	---
Owner occupied 1-4	173	287	596	1,056	50,692	51,748	725		---
Non owner occupied 1-4	462	180	1,030	1,672	54,772	56,444	1,025		---
Multi-family	88	642	542	1,272	59,255	60,527	496		---
Commercial Real Estate	18	---	2,859	2,877	84,538	87,415	2,611		---
Construction	---	---	---	---	6,996	6,995	---		---
Land	---	---	1,079	1,079	5,606	6,685	819		---
Consumer and home equity	1	7	68	76	18,761	18,838	7		---
Total	$870	$1,178	$6,382	$8,430	$292,726	$301,156	$5,811	$	---

	Loan Portfolio Aging Analysis as of December 31, 2011

	30-59 Days	60-89 Days	Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing	Total 90 Days and Accruing
				(In thousands)

Commercial	$1,387	$572	$148	$2,107	$12,259	$14,366	$568	$	---
Owner occupied 1-4	336	211	714	1,261	49,081	50,342	433		---
Non owner occupied 1-4	435	25	1,918	2,378	56,147	58,524	1,184		---
Multi-family	---	116	801	917	59,695	60,612	501		---
Commercial Real Estate	19	74	1,974	2,067	88,812	90,879	1,677		---
Construction	---	---	---	---	8,060	8,060	---		---
Land	---	---	1,173	1,173	9,131	10,304	924		---
Consumer and home equity	86	8	36	130	18,361	18,491	8		---
Total	$2,263	$1,006	$6,764	$10,033	$301,546	$311,579	$5,295	$	---

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement.  The following table presents impaired loans and interest recognized on them for the quarter ended March 31, 2012 and impaired loans for the year ended December 31, 2011 and interest recognized for the quarter ended March 31, 2011.

	Impaired Loans as of and for the Quarter Ended March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Impaired Loans	Interest Income Recognized
			In thousands
Loans without a specific valuation allowance
Commercial	$460	$773	$ ---	$1,455	$5
Owner occupied 1-4	1,423	1,439	---	2,022	27
Non-owner occupied 1-4	6,052	6,309	---	6,410	83
Multi-family	3,347	5,095	---	3,866	44
Commercial real estate	7,236	8,087	---	8,045	76
Construction	---	---	---	---	---
Land	1,899	1,937	---	2,019	1
Consumer and home equity	158	174	---	196	3
Total loans without a specific valuation allowance	20,575	23,815	---	24,013	239

Loans with a specific valuation allowance
Commercial	---	---	---	---	---
Owner occupied 1-4	97	97	7	94	2
Non-owner occupied 1-4	696	696	62	701	5
Multi-family	172	172	46	173	3
Commercial real estate	4,677	4,677	939	3,794	31
Construction	---	---	---	---	---
Land	---	---	---	---	---
Consumer and home equity	---	---	---	---	---
Total loans with a specific valuation allowance	5,642	5,642	1,054	4,762	41

Total
Commercial	460	773	---	1,455	5
Owner occupied 1-4	1,520	1,535	7	2,116	29
Non-owner occupied 1-4	6,748	7,005	62	7,111	88
Multi-family	3,520	5,267	46	4,039	47
Commercial real estate	11,913	12,764	939	11,839	107
Construction	---	---	---	---	---
Land	1,899	1,937	---	2,019	1
Consumer and home equity	158	174	---	196	3
Total impaired loans	$26,218	$29,457	$1,054	$28,775	$280

	Impaired Loans as of December 31, 2011			Impaired Loans for the Quarter Ended March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Impaired Loans	Interest Income Recognized
			In thousands
Loans without a specific valuation allowance
Commercial	$2,233	$2,257	$ ---	$865	$9
Owner occupied 1-4	1,951	1,960	---	1,315	16
Non-owner occupied 1-4	7,475	8,605	---	7,566	59
Multi-family	4,558	6,083	---	1,067	23
Commercial real estate	8,854	10,406	---	3,591	21
Construction	---	---	---	---	---
Land	2,140	2,234	---	3,225	25
Consumer and home equity	143	148	---	50	---
Total loans without a specific valuation allowance	27,354	31,693	---	17,679	153
Loans with a specific valuation allowance
Commercial	218	231	129	250	1
Owner occupied 1-4	143	153	13	58	---
Non-owner occupied 1-4	840	840	84	1,339	2
Multi-family	---	---	---	559	5
Commercial real estate	2,910	2,910	413	6,901	21
Construction	---	---	---	---	---
Land	---	---	---	1,184	---
Consumer and home equity	---	---	---	25	---
Total loans with a specific valuation allowance	4,111	4,134	639	10,316	29
Total
Commercial	2,451	2,488	129	1,115	10
Owner occupied 1-4	2,094	2,113	13	1,373	16
Non-owner occupied 1-4	8,315	9,445	84	8,905	61
Multi-family	4,558	6,083	---	1,626	28
Commercial real estate	11,764	13,316	413	10,492	42
Construction	---	---	---	---	---
Land	2,140	2,234	---	4,409	25
Consumer and home equity	143	148	---	75	---
Total impaired loans	$31,465	$35,827	$639	$27,995	$182

All loans rated substandard that have had an impairment allocated to them and all troubled debt restructures are considered impaired.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to contractual terms of the loan agreement.   Loans that are considered impaired are reviewed to determine if a specific allowance is required based on the borrower’s financial condition, resources and payment record, support from guarantors and the realizable value of any collateral.  As a practical expedient the Bank will typically use the collateral fair market value method to determine impairments unless circumstances preclude its use.  In this method, any portion of the investment above the current fair market value of the collateral should be identified as an impairment. Fair market value is determined using a current appraisal or evaluation in compliance with federal appraisal regulations.

The following table gives a breakdown of non-accruing loans by loan class at March 31, 2012 and at December 31, 2011
.
Loan Class	March 31, 2012	December 31, 2011
	(In thousands)

Commercial	$336	$716
Owner occupied 1-4	1,322	1,147
Non owner occupied 1-4	2,055	3,102
Multi-family	1,037	1,302
Commercial Real Estate	5,471	3,651
Construction	---	---
Land	1,899	2,097
Consumer and home equity	75	44
Total	$12,195	$12,059

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

The following tables present information regarding troubled debt restructurings by class for the three months ended March 31, 2012.

Newly classified troubled debt restructurings for the three months ended March 31, 2012
(Dollars in thousands)
	Number of loans		Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	$	---	$	---	$	---	---
Owner occupied 1-4		1		108		108	Below market rate
Non owner occupied 1-4		---		---		---	---
Multi-family		---		---		---	---
Commercial Real Estate		1		245		245	Below market rate
Construction		---		---		---	---
Land		---		---		---	---
Consumer and home equity		---		---		---	---
Total		$2		$353		$353

There were no troubled debt restructurings that subsequently defaulted for the three months ended March 31, 2012.

Note 7 - Disclosures About Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)

Available-for-sale securities

March 31, 2012:
U.S. Government-sponsored agencies	$4,621		$4,621
Mortgage-backed securities	5,377		5,377
State and political subdivision securities	6,337		6,337

Totals	16,335		16,335

December 31, 2011:
U.S. Government-sponsored agencies	$3,177		$3,177
Mortgage-backed securities	3,719		3,719
State and political subdivision securities	6,949		6,949

Totals	13,845		13,845

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  See the table below for inputs and valuation techniques used for Level 3 securities.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)

March 31, 2012:

Collateral-dependent impaired loans	$1,055	—	—	$1,055

December 31, 2011:

Collateral-dependent impaired loans	$3,701	—	—	$3,701

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Collateral-Dependent Impaired Loans, Net of Allowance for Loan and Lease Losses

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Controller’s office.  Appraisals are reviewed for accuracy and consistency by the Controller’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Controller’s office by comparison to historical results.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at 12/31/11	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
		In thousands

Collateral-dependent impaired loans	$1,055	Market comparable properties	Marketability discount	10%

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		In thousands
March 31, 2012:
Financial assets
Cash and cash equivalents	$37,404	$37,404	$—	$—
Interest bearing time deposits	745	—	745	—
Available for sale securities	16,335	—	16,335	—
Loans held for sale	2,368	—	2,368	—
Loans, net of allowance for losses	293,127	—	—	314,299
Federal Home Loan Bank stock	3,185	—	3,185	—
Accrued interest receivable	1,218	—	1,218	—

Financial liabilities
Deposits	314,627	—	---	318,898
Federal Home Loan Bank advances	18,000	—	18,000	—
Accrued interest payable	59	—	59	—

December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$21,708	$21,708
Available-for-sale securities	13,845	13,845
Loans held for sale	3,120	3,120
Loans, net of allowance for loan losses	302,510	316,250
Federal Home Loan Bank stock	3,185	3,185
Interest receivable	1,250	1,250

Financial liabilities
Deposits	308,433	313,717
Federal Home Loan Bank advances	18,000	18,609
Interest payable	50	50

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Interest Bearing Time Deposits

The carrying amount approximates fair value.

Loans Held For Sale

The carrying amount approximates fair value due to the insignificant time between origination and date of sale.  The carrying amount is the amount funded and accrued interest.

Loans

Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities.  The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with non-performance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

Federal Home Loan Bank Stock

Fair value is estimated at book value due to restrictions that limit the sale or transfer of such securities.

Accrued Interest Receivable and Payable

The carrying amount approximates fair value.  The carrying amount is determined using the interest rate, balance and last payment date.

Deposits

Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities.  The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company.  The rates were the average of current rates offered by local competitors of the Bank.

The estimated fair value of demand, NOW, savings and money market deposits is the book value since rates are regularly adjusted to market rates and amounts are payable on demand at the reporting date.

Federal Home Loan Bank Advances

Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities.  These rates were obtained from current rates offered by FHLB.

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

The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality.

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 8 –Accounting Developments

In April 2011, the FASB issued ASU No. 2011-03: Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The Company adopted the methodologies prescribed by the ASU effective January 1, 2012.  There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU.

In May 2011, the FASB issued ASU No. 2011-04: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  The Company adopted the methodologies prescribed by the ASU effective January 1, 2012.  There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU.

In June 2011, the FASB issued ASU No. 2011-05: Amendments to Topic 220, Comprehensive Income.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The Company adopted the methodologies prescribed by the ASU effective January 1, 2012.  There was no significant effect on the Company’s financial statement disclosure upon adoption of this ASU.

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

Lafayette Savings is, and intends to continue to be, an independent, community-oriented financial institution. The Bank has been in business for 142 years and differs from many of our competitors in having a local board and local decision-making in all areas of business. In general, our business consists of attracting or acquiring deposits and lending that money out primarily as real estate loans to construct and purchase single-family residential properties, multi-family and commercial properties and to fund land development projects. We also make a limited number of commercial business and consumer loans.

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community, for understanding their financial needs and for finding a way to meet those needs. We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies. We believe this sets us apart from the other 22 banks and credit unions that compete with us. We also believe that operating independently under the same name for over 142 years is a benefit to us—especially as local offices of large banks often have less local authority as their companies strive to consolidate. Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local or very large bank has proved to be a successful strategy.

In these extraordinary economic times, we find ourselves in a community that to some extent has been sheltered from the worst effects of the slowdown. The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park; and the growth of a new medical corridor spurred by the building of two new hospitals. The area’s diversity did not make us immune to the effects of the recession, but we were spared its worst effects. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2011 totaled $444 million compared to $640 million in 2010 and $341 million in 2009. Wabash National, the area’s second largest industrial employer, continues to hire and intends to employ up to 200 more for a new line for production of bulk liquid storage containers. Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, has increased employment and is investing between $14 million and $19 million for the 2013 Legacy and Outback engine model. Nanshan America will be opening an aluminum extrusion plant in Lafayette in 2012 employing 200 people. Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014. Growth in the medical corridor has continued with numerous clinics and specialized care facilities underway, which along with the two new hospitals makes Greater Lafayette a regional healthcare hub. In the education sector, Purdue’s West Lafayette 2012 enrollment was down slightly from last year to just under 40,000 students and Ivy Tech’s was over 7,600 students. The Purdue Research Park includes 110 high-tech and life science businesses and has more than 3,700 employees earning an average annual wage of $54,000. The Park has about 364,000 square feet of incubation space, making it the largest business incubator complex in the state. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended the first quarter of 2012 at 7.2% compared to 8.2% for Indiana and nationally.

The housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings. As of the fourth quarter 2011 results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area was a negative -0.42% decrease with the one-year change a -1.90% decrease. For the fourth quarter, the most recent report available, housing prices decreased -1.00%. The number of houses sold in the county in 2011 was stable, down about 1.4% from last year. Building permits for single family residences were up substantially, from 381 in 2010 to 462 in 2011, a 21% increase.

We continue to work with borrowers who have fallen behind on their loans. We have seen progress in our problem loans as more borrowers who had fallen behind on their loans are qualifying for troubled debt restructures, have resumed payments or we have acquired control of their properties. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In the first quarter of 2012, we acquired 1 property through a deed-in-lieu of foreclosure and sold 21 OREO properties.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. In the first quarter of 2012 total deposits increased by over $6.0 million, from $308.4 million to $314.6 million. This increase consisted primarily of an increase in our core deposits, primarily because of depositors’ preference for immediate access to their accounts if needed. Our reliance on brokered funds remained unchanged at $16.2 million as we had no maturities during the period. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

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

The level of turmoil in the financial services industry does present unusual risks and challenges for the Company, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Possible Implications of Current Events” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

	March 31,	December 31,	$	%
	2012	2011	Difference	Difference

Total assets	$371,555	$364,290	$7,265	1.99%

Loans receivable, including loans held for sale, net	295,495	305,630	(10,135)	(3.32)
1-4 family residential mortgage loans	110,560	111,987	(1,427)	(1.27)
Home equity lines of credit	17,653	17,330	323	1.86
Other real estate loans net of undisbursed portion of loans	161,622	169,855	(8,233)	(4.85)
Commercial business loans	12,504	14,366	(1,862)	(12.96)
Consumer loans	1,185	1,162	23	1.98
Loans sold (for quarter and year, respectively)	14,359	52,700

Non-performing loans over 90 days past due	6,383	6,764	(381)	(5.63)
Loans past due 90 days, still accruing	---	---	---	---
Loans less than 90 days past due, not accruing	5,812	5,295	517	9.76
Other real estate owned	599	1,746	(1,147)	(65.69)
Non-performing assets	12,794	13,805	(1,011)	(7.32)

Cash and due from banks	34,735	18,552	16,183	87.23
Available-for-sale securities	16,335	13,845	2,490	17.98
Interest bearing depostis	2,669	3,156	(487)	(15.43)

Deposits	314,627	308,433	6,194	2.01
Core deposits	160,619	155,223	5,398	3.48
Time accounts	154,008	153,154	854	0.56
Brokered deposits	16,244	16,244	---	---

FHLB advances	18,000	18,000	---	---
Shareholders’ equity (net)	36,780	36,174	606	1.68

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Our total assets increased $7.3 million, or 1.99%, during the three months from December 31, 2011 to March 31, 2012.  Primary components of this increase were a $16.2 million increase in cash and due from banks and a $2.5 million increase in available for sale securities.  These increases were offset by a $10.1 million decrease in net loans receivable including loans held for sale, a $1.6 million decrease in other assets and a $487,000 decrease in interest bearing deposits.  Deposits increased $6.2 million and Federal Home Loan Bank advances remain unchanged.  The increase in cash was generally due to the paydown of loans as borrowers continued to take advantage of unprecedented low rates to refinance their mortgages to lower rate fixed rate mortgages which we sell on the secondary market, and to our continuing efforts to encourage overextended borrowers to pay down their loans or move their relationship to another bank, and to continuing low loan demand.  In addition, despite the very low rates on deposits we continued to see increases in core transaction and savings accounts as depositors’ uncertainty about the economy led them to place the money in accounts where it was readily available if needed.  The decrease in other assets was primarily due to the sale of $1.1 million of OREO properties which also added to the increase in cash.

Non-performing assets, which include non-accruing loans and foreclosed assets, decreased from $13.8 million at December 31, 2011 to $12.8 million at March 31, 2012.  Non-accruing loans at March 31, 2012 were comprised of $5.4 million, or 44.39%, of commercial property loans, $3.5 million, or 28.16%, of one- to four-family residential real estate loans, $1.9 million, or 15.57%, of loans on land, $1.0 million, or 8.51%, multi-family property loans, and $411,000, or 3.37%, of non real estate and consumer loans including $68,000 of Home Equity loans.  Non-performing assets at March 31, 2012 also include $599,000 of foreclosed assets compared to $1.7 million at December 30, 2011.  At March 31, 2012, our allowance for loan losses equaled 1.80% of total loans compared to 1.74% at December 31, 2011. The allowance for loan losses at March 31, 2012 totaled 41.46% of non-performing assets compared to 38.62% at December 31, 2011, and 43.50% of non-performing loans at March 31, 2012 compared to 44.21% at December 31, 2011.  Our non-performing assets equaled 3.44% of total assets at March 31, 2012 compared to 3.79% at December 31, 2011.  Non-performing loans totaling $631,000 were charged off in the first three months of 2012, offset by $5,000 of recoveries.  These charge offs were primarily due to the Bank charging off impairments on non-performing loans due to lower appraisal values.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties.  We acquired one property in the first quarter of 2012 through a deed in lieu of foreclosure.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.  Effective August 31, 2010, the Bank entered into a Supervisory Agreement (the “Supervisory Agreement”) with the OTS requiring the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses.  The Bank has implemented the revised policy which it presumes will address the concerns expressed by the OTS and has not been notified of any concerns.  The Supervisory Agreement did not require an additional provision for loan loss reserves.  As noted above, as of July 21, 2011, all functions and all rulemaking authority of the OTS relating to federal savings associations were transferred to the OCC.  As a result, the OCC will now enforce the Supervisory Agreement with the Bank.

Shareholders’ equity increased from $36.2 million at December 31, 2011 to $36.8 million at March 31, 2012, an increase of $606,000, or 1.68%, primarily as a result of net income of $595,000.  Shareholders’ equity to total assets was 9.90% at March 31, 2012 compared to 9.93% at December 31, 2011.

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

	Three months ended March 31, 2012				Three months ended March 31, 2011
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$297,733		$4,075	5.47%	$319,425		$4,358	5.46%
Other investments	21,251		119	2.26	20,453		117	2.29
Total interest-earning assets	318,984		4,194	5.26	339,878		4,475	5.27
Interest-Bearing Liabilities
Savings deposits	$26,322		6	0.09	$25,673		10	0.16
Demand and NOW deposits	130,345		140	0.43	119,369		161	0.54
Time deposits	154,816		665	1.72	162,779		819	2.01
Borrowings	18,000		99	2.20	20,167		121	2.40
Total interest-bearing liabilities	329,483		910	1.10	327,988		1,111	1.35

Net interest income			$3,284				$3,364
Net interest rate spread				4.16%				3.92%
Net earning assets	$(10,499)				$11,890
Net yield on average interest-earning assets				4.12%				3.96%
Average interest-earning assets to average interest-bearing liabilities	0.97	x			1.04	x

_________________
     (1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General.  Net income for the three months ended March 31, 2012 was $595,000, an increase of $390,000, or 190.24%, from the three months ended March 31, 2011.  The increase was primarily due to a $576,000, or 48.98%, decrease in the provision for loan losses and a $216,000 increase in noninterest income, partially offset by a $251,000 increase in taxes, an $80,000, or 2.38%, decrease in net interest income and a $71,000, or 2.74%, increase in non-interest expenses.

Net Interest Income.  Net interest income for the three months ended March 31, 2012 decreased $80,000, or 2.38%, over the same period in 2011.  This decrease was due to a 16 basis point increase in our net interest margin (net interest income divided by average interest-earning assets) from 3.96% for the three months ended March 31, 2011 to 4.12% for the three months ended March 31, 2012, offset by a $22.4 million decrease in average net interest-earning assets.  The increase in net interest margin is primarily due to the 25 basis point decrease in the average rate on interest-bearing liabilities from 1.35% for the three months ended March 31, 2011 to 1.10% for the three months ended March 31, 2012. The average rate on interest-earning assets decreased 1 basis point from 5.27% to 5.26% for the same respective periods.

Interest income on loans decreased $283,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily because of lower average loan volume. The average balance of loans held in our portfolio decreased by $21.7 million from $319.4 million from the three month period in 2011 to $297.7 million in 2012.  The average yield on loans increased by one basis point from 5.46% to 5.47% over the same period.

Interest earned on other investments and Federal Home Loan Bank stock increased by $2,000 for the three months ended March 31, 2012 compared to the same period in 2011.  This was primarily the result of a $798,000 increase in the average balance of investments and Federal Home Loan Bank stock from $20.5 million to $21.3 million over the same periods.  The average yield decreased from 2.29% to 2.26% over the comparable periods.

Interest expense for the three months ended March 31, 2012 decreased $201,000, or 18.09%, compared to the same period in 2011 consisting of a $179,000 decrease in interest paid on deposits and a $22,000 decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on time deposits from 2.01% for the first three months of 2011 to 1.72% for the first three months of 2012 and an $11.0 million increase in the average balance of lower rate demand deposit accounts combined with an $8.0 million decrease in the average balance of comparatively higher rate time deposits.  The increase in demand accounts was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation.   The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 2.40% for the three months of 2011 to 2.20% for the first three months of 2012 because of lower rates in the economy, and a $2.2 million decrease in average balances as we paid off maturing advances as slow loan demand reduced our need for additional funds.

Provision for Loan Losses.  The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	03/31/12	12/31/11	03/31/11
	(Dollars in Thousands)

Loans delinquent 30-59 days	$870	$2,263	$2,632
Loans delinquent 60-89 days	1,178	1,006	246
Total delinquencies	2,048	3,269	2,878
Accruing loans past due 90 days	---	---	---
Non-accruing loans	12,195	12,059	18,757
Total non-performing loans	12,195	12,059	18,757
OREO	599	1,746	1,024

Total non-performing assets	$12,794	$13,805	$19,781

Loans that are less than 90 days delinquent but are non-accruing are included in the non-accruing loan category but not in the delinquencies under 90 days.

The accrual of interest income is generally discontinued when a loan becomes 90 days past due.  Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and in the process of collection.  Troubled debt restructurings that were non-performing at the time of their restructure are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure.

Changes in non-performing loans at March 31, 2012 compared to December 31, 2011 were primarily due to the Bank charging off $273,000 of non-performing loans, taking $33,000 into OREO, accepting short sales or payoffs on $1.4 million and restoring $276,000 to accrual status.  In addition we received principal payments of $477,000.  Over this period we also had $2.2 million in new loans become non-performing of which $372,000 were residential properties and $1.8 million were nonresidential or commercial loans.

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

More specifically, our analysis of the loan portfolio will begin at the time the loan is originated, at which time each loan is assigned a risk rating.  If the loan is a commercial credit, the borrower will also be assigned a similar rating.  Loans that continue to perform as agreed will be included in one of the non-classified loan categories.  Portions of the allowance are allocated to loan portfolios in the various risk grades, based upon a variety of factors, including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market.  Loans no longer performing as agreed are assigned a higher risk rating, eventually resulting in their being regarded as classified loans.  A collateral re-evaluation is completed on all classified loans.  This process results in the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans.  These components are added together and compared to the balance of our allowance at the evaluation date.

At March 31, 2012 our largest areas of concern were loans on non-residential properties, one- to four-family non-owner occupied rental properties, and, to a lesser extent land development loans and multi-family loans.  Loans totaling $2.9 million on non-residential properties, $1.7 million on one- to four-family rental properties, $1.1 million on land development and $1.3 million on multi-family properties were past due more than 30 days at March 31, 2012.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  The non-residential properties are typically loans where the borrowers are seeing increased vacancies and late rent payments because of the economy.  Land loans are of some concern as absorption rates are slower than anticipated on land development loans, although sales continue to improve.

We recorded a $600,000 provision for loan losses for the three months ended March 31, 2012 as a result of our analyses of our current loan portfolios, compared to $1.2 million during the same period in 2011.  The provisions in the quarter were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio.  The main reason for the decrease for the first three months of 2012 compared to the same period in 2011 was that two large relationships were moved to a substandard classification in the first quarter of 2011 requiring reserves sufficient to cover the estimated impairment.  During the first three months of 2012, we charged $631,000 against loan loss reserves and had recoveries of $5,000.   We expect to obtain possession of more properties in 2012 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $5.3 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix.  Our ratio of allowance for loan losses to non-performing assets increased from 22.99% at March 31, 2011 to 41.46% at March 31, 2012.  That ratio at December 31, 2011 was 38.62%.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $8.5 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers. Of these loans, $1.4 million are delinquent more than 30 days.  We also have $7.0 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  Of these loans, $330,000 were delinquent more than 30 days.  Our total high loan-to-value loans at March 31, 2012 were at 40% of capital, well under regulatory guidelines of 100% of capital.  We have $17.75 million of Home Equity Lines of Credit of which four loans totaling $76,000 were delinquent more than 30 days at March 31, 2012.

An analysis of the allowance for loan losses for the three months ended March 31, 2012 and 2011 follows:

	Three months ended March 31,
	2012	2011
	(Dollars in Thousands)

Balance at January 1	$5,331	$5,343
Loans charged off	(631)	(2,768)
Recoveries	5	55
Provision	600	2,736
Balance at March 31	$5,305	$5,366

At March 31, 2012, non-performing assets, consisting of non-accruing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $12.8 million compared to $13.8 million at December 31, 2011.  In addition to our non-performing assets, we identified $21.9 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At March 31, 2012, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.80% of net loans receivable and 43.50% of non-performing loans at March 31, 2012 compared to 1.74% and 44.21% at December 31, 2011, respectively.  Our non-performing assets equaled 3.44% of total assets at March 31, 2012 compared to 3.79% at December 31, 2011.

Non-Interest Income.  Non-interest income for the three months ended March 31, 2012 increased by $216,000, or 31.21%, compared to the same period in 2011.  This was primarily due to $242,000 increase in the gain on the sale of mortgage loans and a $33,000 increase in service charges and fee income offset by an increase of $59,000 in losses on the sale or writedown of OREO properties.  The increase in the gain on sale of mortgage loans was due to an increase in loans sold from $12.2 million in the first three months of 2011 to $14.4 million for the same period in 2012 primarily because of continuing low loan rates resulting in borrowers refinancing their mortgages to lower rate fixed rate loans that we typically sell on the secondary market, and to an increase in the number of federally insured loans which generate higher fee income. The increase in service fees was primarily due to a higher volume of customer overdrafts.  The increase in losses on the sale or writedown of OREO properties was primarily due to the Bank accepting a lower offer on the sale of a large number of properties to a single buyer.

Non-Interest Expense.  Non-interest expense for the three months ended March 31, 2012 increased $71,000, or 2.74%, compared to the same period in 2011 due primarily to a $109,000 increase in salaries and employee benefits, including an $84,000 increase in salaries due primarily to continuing loan origination activity by commission-based loan originators and recording $21,000 cost of future stock option expense, and a $30,000 increase in advertising expenses offset by a $65,000 decrease in FDIC insurance premiums and an $11,000 decrease in occupancy expenses due to lower repair and maintenance costs.

Income Tax Expense.   Our income tax provision increased by $251,000 for the three months ended March 31, 2012 due primarily to increased pre-tax income.

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

Our current internal policy for liquidity is 5% of total assets. Our liquidity ratio at March 31, 2012 was 13.52% as a percentage of total assets compared to 8.61% at December 31, 2011.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At March 31, 2012, we had outstanding commitments to originate loans and available lines of credit totaling $33.2 million and commitments to provide funds to complete current construction projects in the amount of $2.2 million. We had $920,000 of outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $82.4 million at March 31, 2012.  Included in that number are $2.6 million of brokered deposits.  Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $8.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $36.8 million at March 31, 2012 compared to $36.2 million at December 31, 2011, an increase of $606,000, or 1.68%, due primarily to net income of $595,000.  Shareholders’ equity to total assets was 9.90% at March 31, 2012 compared to 9.93% at December 31, 2011.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of March 31, 2012 and December 31, 2011, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at March 31, 2012 and December 31, 2011 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$39,365	15.0%	$20,982	8.0%	$26,227	10.0%
Tier I capital (to risk-weighted assets)	36,062	13.8	10,491	4.0	15,736	6.0
Tier I capital (to adjusted total assets)	36,062	9.7	11,151	3.0	18,585	5.0
Tier I capital (to adjusted tangible assets)	36,062	9.7	7,264	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	36,062	9.7	5,576	1.5	N/A	N/A

As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$38,860	14.5%	$21,494	8.0%	$26,867	10.0%
Tier I capital (to risk-weighted assets)	35,502	13.2	10,747	4.0	16,120	6.0
Tier I capital (to adjusted total assets)	35,502	9.8	10,919	3.0	18,198	5.0
Tier I capital (to adjusted tangible assets)	35,502	9.8	7,279	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	35,502	9.8	5,459	1.5	N/A	N/A

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

Not Applicable for Smaller Reporting Companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of March 31, 2012, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

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

The Supervisory Agreement requires prior written non-objection of the OCC (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Bank. The Bank has not declared or paid dividends, nor has it made any other capital distribution to the Company without the required prior approval. The Bank’s last approved dividend to the Company was paid in July, 2010. It does not anticipate needing further approvals of Bank dividends before the end of the year. The Bank is in compliance with this provision of the Supervisory Agreement.

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

Item 1A.	Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

January 1 – January 31, 2012	---	---	---	52,817

February 1 – February 29, 2012	---	---	---	52,817

March 1 – March 31, 2012	---	---	---	52,817

Total	---	---	---	52,817

1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: May 14, 2012	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification
101
The following materials from the Company’s Form 10-Q for the quarterly period ending March 31, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*  Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.