Form 10-Q
period 2012-06-30
LSB FINANCIAL CORP
filed 2012-08-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]        No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at August 10, 2012
Common Stock, $.01 par value per share	1,555,972 shares

LSB FINANCIAL CORP.

PART I                FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and due from banks	$25,847	$18,552
Interest bearing deposits	3,866	3,156
Cash and cash equivalents	29,713	21,708
Interest bearing time deposits	747	---
Available-for-sale securities	23,785	13,845
Loans held for sale	2,302	3,120
Total loans	294,061	307,841
Less: Allowance for loan losses	(5,268)	(5,331)
Net loans	288,793	302,510
Premises and equipment, net	6,082	6,146
Federal Home Loan Bank stock, at cost	3,185	3,185
Bank owned life insurance	6,514	6,434
Interest receivable and other assets	6,128	7,342
Total assets	$367,249	$364,290

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$309,997	$308,433
Federal Home Loan Bank advances	18,000	18,000
Interest payable and other liabilities	1,869	1,683
Total liabilities	329,866	328,116

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2012 - 1,555,972 shares, 2011 - 1,555,222 shares	15	15
Additional paid-in-capital	11,061	11,010
Retained earnings	26,017	24,913
Accumulated other comprehensive income	290	236
Total shareholders’ equity	37,383	36,174

Total liabilities and shareholders’ equity	$367,249	$364,290

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income and  Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and Dividend Income
Loans	$3,806	$4,245	$7,881	$8,604
Securities
Taxable	90	66	157	134
Tax-exempt	39	43	78	89
Other	15	4	29	7
Total interest and dividend income	3,950	4,358	8,145	8,834
Interest Expense
Deposits	747	943	1,558	1,933
Borrowings	104	103	204	224
Total interest expense	851	1,046	1,762	2,157
Net Interest Income	3,099	3,312	6,383	6,677
Provision for Loan Losses	500	675	1,100	1,851
Net Interest Income After Provision for Loan Losses	2,599	2,637	5,283	4,826

Non-interest Income
Deposit account service charges and fees	321	319	646	611
Net gains on loan sales	425	226	832	390
Net realized gain on sale of available-for-sale securities	0	2	0	2
Loss on other real estate owned	(56)	(311)	(139)	(336)
Other	185	278	445	538
Total non-interest income	875	514	1,784	1,205

Non-Interest Expense
Salaries and employee benefits	1,496	1,372	3,015	2,782
Net occupancy and equipment expense	283	268	601	596
Computer service	152	147	300	289
Advertising	89	57	177	115
FDIC insurance premiums	120	134	240	318
Other	543	432	1,011	900
Total non-interest expense	2,683	2,410	5,344	5,000

Income Before Income Taxes	791	741	1,723	1,031
Provision for Income Taxes	282	264	619	350
Net Income	509	477	1,104	681
Unrealized appreciation on available-for-sale securities net of taxes of $49 and $23 for the three months ended June 30, 2012 and 2011, and of $36 and $37, for the six months ended June 30, 2012 and 2011, respectively	73	34	54	56
Total comprehensive income	$582	$511	$1,158	$737

Basic Earnings Per Share	$0.33	$0.31	$0.71	$0.44
Diluted Earnings Per Share	$0.33	$0.31	$0.71	$0.44

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2012 and 2011
 (Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2011	$15	$10,987	$24,374	$201	$35,577
Net income			681		681
Change in unrealized appreciation on available-for-sale securities, net of taxes				56	56
Stock options exercised (750 shares)		8			8
Tax benefit related to stock options exercised		2			2
Share-based compensation expense		2			2
Balance, June 30, 2011	$15	$10,999	$25,055	$257	$36,326

Balance, January 1, 2012	$15	$11,010	$24,913	$236	$36,174
Net income			1,104		1,104
Change in unrealized appreciation on available-for-sale securities, net of taxes				54	54
Stock options exercised (750 shares)		7			7
Tax benefit related to stock options exercised		2			2
Share-based compensation expense		42			42
Balance, June 30, 2012	$15	$11,061	$26,017	$290	$37,383

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
Operating Activities
Net income	$1,104	$681
Items not requiring (providing) cash
Depreciation	228	197
Provision for loan losses	1,100	1,851
Amortization of premiums and discounts on securities	(140)	39
Loss on sale of other real estate owned	139	336
Gain on sale of loans	(832)	(390)
Loans originated for sale	(28,281)	(21,323)
Proceeds on loans sold	29,931	22,636
Share-based compensation expense	42	2
Tax benefit related to stock options exercised	2	2
Changes in
Interest receivable and other assets	176	481
Interest payable and other liabilities	151	(594)
Net cash provided by operating activities	3,620	3,918

Investing Activities
Purchases of available-for-sale securities	(12,827)	(1,336)
Proceeds from maturities of available-for-sale securities	2,368	951
Proceeds from sale of available-for-sale securities	---	220
Net change in loans	11,877	7,207
Proceeds from sale of other real estate owned	1,560	856
Purchase of premises and equipment	(164)	(272)
Redemption of Federal Home Loan Bank stock	---	398
Net cash provided by investing activities	2,814	8,024

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(1,299)	(1,056)
Net change in certificates of deposit	2,863	(6,623)
Proceeds from Federal Home Loan Bank advances	---	8,000
Repayment of Federal Home Loan Bank advances	---	(12,500)
Proceeds from stock options exercised	7	8
Net cash provided by (used in) financing activities	1,571	(12,171)

Increase (decrease) in Cash and Cash Equivalents	8,005	(229)
Cash and Cash Equivalents, Beginning of Period	21,708	13,573
Cash and Cash Equivalents, End of Period	$29,713	$13,344

Supplemental Cash Flows Information
Interest paid	$1,762	$2,154
Income taxes paid	125	675

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	103	36
Loans transferred to other real estate owned	654	207

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
June 30, 2012
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

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three month period ended June 30, 2012, 40,317 shares related to stock options outstanding were dilutive and 17,116 were antidilutive and for the six month period ended June 30, 2012, 6,000 shares related to stock options outstanding were dilutive and 51,433 were antidilutive.  For the three and six month periods ended June 30, 2011, 14,577 shares related to stock options outstanding were dilutive and 25,208 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding	1,555,972	1,553,764	1,555,646	1,553,645
Stock options	724	2,382	---	2,463
Shares used to compute diluted earnings per share	1,556,696	1,556,146	1,555,646	1,556,108
Basic earnings per share	$0.33	$0.31	$0.71	$0.44
Diluted earnings per share	$0.33	$0.31	$0.71	$0.44

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
June 30, 2012: (Unaudited)
U.S. Government sponsored agencies	$7,413	$42	$	---	$7,455
Mortgage-backed securities – government sponsored entities	7,610	171		(1)	7,780
State and political subdivisions	8,282	270		(2)	8,550
	$23,305	$483		$(3)	$23,785

December 31, 2011:
U.S. Government sponsored agencies	$3,172	$7		$(2)	$3,177
Mortgage-backed securities – government sponsored entities	3,570	149		---	3,719
State and political subdivisions	6,710	242		(3)	6,949
	$13,452	$398		$(5)	$13,845

The amortized cost and fair value of available-for-sale securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	June 30, 2012
	Unaudited (in thousands)

Within one year	$1,093	$1,096
One to five years	7,374	7,489
Five to ten years	7,228	7,420
After ten years	---	---
	15,695	16,005

Mortgage-backed securities	7,610	7,780

Totals	$23,305	$23,785

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.2 million at June 30, 2012 (unaudited) and $2.3 million at December 31, 2011.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011, respectively.

	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
(In thousands)
June 30, 2012 (Unaudited)
Mortgage-backed securities	1,734	$1	$	---	$	---	$1,734	$1
State and political subdivisions	1,110	2		---		---	1,110	2
Total temporarily impaired securities	$2,844	$3	$	---	$	---	$2,844	$3

December 31, 2011
U.S. Government sponsored agencies	$368	$2	$	---	$	---	$368	$2
State and political subdivisions	570	3		---		---	570	3
Total temporarily impaired securities	$938	$5	$	---	$	---	$938	$5

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

Categories of loans include:

	(Unaudited) June 30, 2012	December 31, 2011
Real Estate	(In thousands)
One-to-four family residential	$105,352	$108,867
Multi-family residential	62,311	60,612
Commercial real estate	86,748	90,879
Construction and land development	14,998	18,364
Commercial	11,159	14,366
Consumer and other	998	1,161
Home equity lines of credit	17,428	17,330
Total loans	298,994	311,579
Less
Net deferred loan fees, premiums and discounts	(488)	(496)
Undisbursed portion of loans	(4,445)	(3,242)
Allowance for loan losses	(5,268)	(5,331)
Net loans	$288,793	$302,510

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

Construction and Development

Construction and land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential and Consumer

With respect to residential loans that are secured by one- to four-family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one- to four-family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Multi-family property lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan.  Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

  Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the three and six month periods ending June 30, 2012 and for the year ended December 31, 2011 is provided below.

	Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended June 30, 2012 (Unaudited)
Three Months Ended June 30, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses					(In thousands)
Beginning balance	$716	$411	$1,221	$664	$2,000	$13	$127	$153	$5,305
Provision charged to expense	99	31	(108)	224	276	(5)	(23)	6	500
Losses charged off	(148)	(10)	(12)	---	(417)	---	---	---	(587)
Recoveries	17	---	17	---	---	---	16	---	50
Ending balance	$684	$432	$1,118	$888	$1,859	$8	$120	$159	$5,268

	Allowance for Loan Losses and Recorded Investment in Loans for the Six Months Ended June 30, 2012 (Unaudited)
Six Months Ended June 30, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses					(In thousands)
Beginning balance	$667	$436	$1,330	$646	$1,788	$64	$264	$136	$5,331
Provision charged to expense	462	12	(195)	500	488	(56)	(145)	34	1,100
Losses charged off	(462)	(16)	(37)	(259)	(417)	---	(15)	(11)	(1,217)
Recoveries	17	---	20	1	---	---	16	---	54
Ending balance	684	432	1,118	888	1,859	8	120	159	5,268
ALL individually evaluated	2	11	60	208	617	---	---	---	898
ALL collectively evaluated	682	421	1,058	680	1,242	8	120	159	4,368
Total ALLL	684	432	1,118	888	1,859	8	120	159	5,268
Loans individually evaluated	298	1,475	6,552	2,143	10,169	---	1,661	158	22,456
Loans collectively evaluated	10,861	51,099	46,226	60,168	76,579	9,144	4,193	18,268	276,538
Total loans evaluated	$11,159	$52,574	$52,778	$62,311	$86,748	$9,144	$5,854	$18,426	$298,994

	Allowance for Loan Losses and Recorded Investment in Loans for the Quarter Ended June 30, 2011 (Unaudited)
Three Months Ended June 30, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$727	$495	$1,471	$1,155	$2,094	$78	$450	$877	$6,547
Provision charged to expense	(148)	61	157	139	404	(44)	59	46	675
Losses charged off	(15)	(80)	(61)	---	(39)	---	---	---	(195)
Recoveries	---	---	1	---	---	---	7	---	1
Ending balance	$564	$476	$1,568	$1,294	$2,460	$34	$509	$123	$7,028

	Allowance for Loan Losses and Recorded Investment in Loans for the Six Months Ended June 30, 2011 (Unaudited)
Six Months Ended June 30, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
Allowance for losses					(In thousands)
Beginning balance	$565	$242	$773	$1,138	$2,061	$	---	$480	$84	$5,343
Provision charged to expense	14	292	847	156	438		34	22	48	1,851
Losses charged off	(15)	(80)	(61)	---	(39)		---	---	(9)	(204)
Recoveries	---	22	9	---	---		---	7	---	38
Ending balance	$564	$476	$1,568	$1,294	$2,460		$34	$509	$123	$7,028

	Allowance for Loan Losses and Recorded Investment in Loans at December 31, 2011
ALL individually evaluated	$129	$13	$84	$	---	$413	$	---	$	---	$	---	$639
ALL collectively evaluated	538	423	1,246		646	1,375		64		264		136	4,692
Total ALLL	667	436	1,330		646	1,788		64		264		136	5,331
Loans individually evaluated	2,451	2,094	8,315		4,558	11,764		---		2,140		143	31,465
Loans collectively evaluated	11,915	48,248	50,209		56,054	79,115		8,060		8,164		18,349	280,114
Total loans evaluated	$14,366	$50,342	$58,524		$60,612	$90,879		$8,060		$10,304		$18,491	$311,579

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

The following table provides an analysis of loan quality using the above designations, based on property type at June 30, 2012. (Unaudited)

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
				(In thousands)
1- Superior	$33	$4,218	$254	$	---	$105	$282	$196	$1,575	$6,663
2 - Good	2,880	21,161	5,224		8,135	10,874	882	198	11,758	61,112
3 - Pass Low risk	6,262	18,732	12,897		30,363	33,196	5,662	219	3,795	111,126
4 - Pass	1,641	6,264	24,269		18,316	23,337	2,318	1,646	1,226	79,017
4W - Watch	29	683	5,908		4,447	7,466	---	1,934	---	20,467
5 - Special mention	---	84	762		---	831	---	---	---	1,677
6 - Substandard	314	1,432	3,464		1,050	10,939	---	1,661	72	18,932
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 - Loss	---	---	---		---	---	---	---	---	---
Total	$11,159	$52,574	$52,778		$62,311	$86,748	$9,144	$5,854	$18,426	$298,994

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2011.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
				(In thousands)
1- Superior	$257	$2,911	$115	$	---	$107	$	---	$200	$1,743	$5,333
2 - Good	2,719	18,638	5,167		8,176	10,761		1,094	763	11,336	58,654
3 - Pass Low risk	6,408	19,801	13,665		24,884	33,730		4,170	354	4,376	107,388
4 - Pass	2,229	6,403	28,118		20,475	25,302		2,796	1,312	803	87,438
4W - Watch	303	748	6,398		4,342	9,772		---	2,077	90	23,730
5 - Special mention	1,550	475	188		704	232		---	3,501	99	6,749
6 - Substandard	900	1,366	4,874		2,031	10,975		---	2,097	44	22,287
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$14,366	$50,342	$58,525		$60,612	$90,879		$8,060	$10,304	$18,491	$311,579

Analyses of past due loans segregated by loan type as of June 30, 2012 and December 31, 2011 are provided below.

	Loan Portfolio Aging Analysis as of June 30, 2012 (Unaudited)

	30-59 Days		60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
						(In thousands)
Commercial	$	---	$	---	$63	$63	$11,096	$11,159	$	---	$	---
Owner occupied 1-4		---		---	425	425	52,149	52,574		853		---
Non owner occupied 1-4		---		1,459	987	2,444	50,333	52,778		939		---
Multi-family		---		84	---	84	62,227	62,311		483		---
Commercial Real Estate		---		93	2,372	2,465	84,283	86,748		2,462		---
Construction		---		---	---	---	9,144	9,144		---		---
Land		---		---	827	827	5,027	5,854		834		---
Consumer and home equity		---		4	68	72	18,354	18,426		4		---
Total	$	---		$1,640	$4,741	$6,381	$292,613	$298,994		$5,575	$	---

	Loan Portfolio Aging Analysis as of December 31, 2011

	30-59 Days	60-89 Days	Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing	Total 90 Days and Accruing
				(In thousands)
Commercial	$1,387	$572	$148	$2,107	$12,259	$14,366	$568	$	---
Owner occupied 1-4	336	211	714	1,261	49,081	50,342	433		---
Non owner occupied 1-4	435	25	1,918	2,378	56,147	58,524	1,184		---
Multi-family	---	116	801	917	59,695	60,612	501		---
Commercial Real Estate	19	74	1,974	2,067	88,812	90,879	1,677		---
Construction	---	---	---	---	8,060	8,060	---		---
Land	---	---	1,173	1,173	9,131	10,304	924		---
Consumer and home equity	86	8	36	130	18,361	18,491	8		---
Total	$2,263	$1,006	$6,764	$10,033	$301,546	$311,579	$5,295	$	---

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement.  The following table presents impaired loans and interest recognized.

	Impaired Loans as of and for the Quarter and Six months ended June 30,2012 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized		Year to date Interest Income Recognized
					(In thousands)
Loans without specific valuation allowance
Commercial	$63	$433	$	---	$139	$910	$	---	$4
Owner occupied 1-4	1,334	1,386		---	1,374	1,584		11	33
Non owner occupied 1-4	6,162	6,454		---	6,286	6,829		63	157
Multi-family	1,744	2,004		---	2,428	3,001		46	93
Commercial Real Estate	6,947	8,399		---	7,763	7,994		90	180
Construction	---	---		---	---	---		---	---
Land	1,661	1,885		---	1,780	1,900		2	3
Consumer and Home Equity	158	174		---	158	183		2	4
Total loans without a specific valuation allowance	18,069	20,735		---	19,928	22,401		214	474

Loans with a specific valuation allowance
Commercial	235	235		2	240	160		---	2
Owner occupied 1-4	141	142		11	123	82		---	---
Non owner occupied 1-4	389	389		60	392	395		1	2
Multi-family	399	406		208	404	406		---	---
Commercial Real Estate	3,221	3,249		617	3,249	3,268		12	29
Construction	---	---		---	---	---		---	---
Land	---	---		---	---	---		---	---
Consumer and Home Equity	---	---		---	---	---		---	---
Total loans with a specific valuation allowance	4,385	4,421		898	4,407	4,311		13	33

Total
Commercial	298	668		2	379	1,070		---	6
Owner occupied 1-4	1,475	1,528		11	1,497	1,666		11	33
Non owner occupied 1-4	6,552	6,843		60	6,678	7,224		64	159
Multi-family	2,143	2,410		208	2,831	3,407		46	93
Commercial Real Estate	10,169	11,648		617	11,012	11,263		102	209
Construction	---	---		---	---	---		---	---
Land	1,661	1,885		---	1,780	1,900		2	3
Consumer and Home Equity	158	174		---	158	183		2	4
Total impaired loans	$22,456	$25,156		$898	$24,336	$26,712		$227	$507

	Impaired loans as of and for the Year Ended December 31, 2011				Impaired loans for the Quarter and Six Months Ended June 30, 2011 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized	Year to date Interest Income Recognized
					(In thousands)
Loans without specific valuation allowance
Commercial	$2,233	$2,257	$	---	$1,651	$1,100	$21	$40
Owner occupied 1-4	1,951	1,960		---	1,610	1,518	20	37
Non owner occupied 1-4	7,475	8,605		---	7,543	6,688	76	126
Multi-family	4,558	6,083		---	3,530	2,957	86	139
Commercial Real Estate	8,854	10,406		---	4,214	3,848	31	56
Construction	---	---		---	---	---	---	---
Land	2,140	2,234		---	3,987	4,034	31	63
Consumer and Home Equity	143	148		---	166	134	1	2
Total loans without a specific valuation allowance	27,354	31,693		---	22,701	20,279	266	463
Loans with a specific valuation allowance
Commercial	218	231		129	252	256	2	3
Owner occupied 1-4	143	153		13	100	66	2	2
Non owner occupied 1-4	840	840		84	1,842	2,029	2	3
Multi-family	---	---		---	2,848	2,848	---	2
Commercial Real Estate	2,910	2,910		413	6,112	4,812	25	46
Construction	---	---		---	---	---	---	---
Land	---	---		---	396	348	1	3
Consumer and Home Equity	---	---		---	70	47	---	---
Total loans with a specific valuation allowance	4,111	4,134		639	11,620	10,406	32	59
Total
Commercial	2,451	2,488		129	1,902	1,356	23	43
Owner occupied 1-4	2,094	2,113		13	1,709	1,585	22	39
Non owner occupied 1-4	8,315	9,445		84	9,385	8,716	78	129
Multi-family	4,558	6,083		---	6,378	5,805	86	141
Commercial Real Estate	11,764	13,316		413	10,326	8,660	57	102
Construction	---	---		---	---	---	---	---
Land	2,410	2,234		---	4,383	4,383	32	66
Consumer and Home Equity	143	148		---	236	180	1	2
Total impaired loans	$31,465	$35,827		$639	$34,321	$30,685	$299	$522

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

The following table gives a breakdown of non-accruing loans by loan class at June 30, 2012 and at December 31, 2011.

Loan Class	(Unaudited) June 30, 2012	December 31, 2011
	(In thousands)
Commercial	$63	$716
Owner occupied 1-4	1,278	1,147
Non owner occupied 1-4	1,925	3,102
Multi-family	483	1,302
Commercial Real Estate	4,834	3,651
Construction	---	---
Land	1,661	2,097
Consumer and home equity	72	44
Total	$10,316	$12,059

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

The following tables present information regarding troubled debt restructurings by class for the three months ended June 30, 2012.

Newly restructured loans for the three months ended June 30, 2012 (Unaudited)
(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	---	$	---	$	---	---
Owner occupied 1-4	---		---		---	---
Non owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---

Commercial Real Estate	1	100	100	Below market rate
Construction	---	---	---	---
Land	---	---	---	---
Consumer and home equity	---	---	---	---
Total	1	$100	$100

Newly restructured loans for the six months ended June 30, 2012 (Unaudited)
(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		108		108	Below market rate
Non owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---
Commercial Real Estate	2		345		345	Below market rate
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	---		---		---	---
Total	3		$453		$453

Troubled debt restructurings that subsequently defaulted for the six months ended June 30, 2012 (Unaudited)
(Dollars in thousands)
	Number of loans	Recorded Balance

Commercial	1	$125
Owner occupied 1-4	---	---
Non owner occupied 1-4	---	---
Multi-family	---	---
Commercial Real Estate	---	---
Construction	---	---
Land	---	---
Consumer and home equity	---	---
Total	1	$125

Note 6 - Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)

Available-for-sale securities
June 30, 2012: (Unaudited)
U.S. Government-sponsored agencies	$7,455		$7,455
Mortgage-backed securities	7,780		7,780
State and political subdivision securities	8,550		8,550

Totals	23,785		23,785
December 31, 2011:
U.S. Government-sponsored agencies	$3,177		$3,177
Mortgage-backed securities	3,719		3,719
State and political subdivision securities	6,949		6,949

Totals	$13,845		$13,845

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the quarter ended June 30, 2012.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)

June 30, 2012: (Unaudited)

Collateral-dependent impaired loans	$2,680	—	—	$2,680

December 31, 2011:

Collateral-dependent impaired loans	$3,701	—	—	$3,701

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

	Value at 06/30/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
		In thousands

Collateral-dependent impaired loans	$2,680	Market comparable properties	Marketability discount	10%

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		In thousands
June 30, 2012: (Unaudited)
Financial assets
Cash and cash equivalents	$29,713	$29,713	$—	$—
Interest bearing time deposits	747	—	745	—
Loans held for sale	2,302	—	2,302	—
Loans, net of allowance for losses	288,793	—	---	305,238
Federal Home Loan Bank stock	3,185	—	3,185	---
Accrued interest receivable	1,206	—	1,206	—

Financial liabilities
Deposits	309,997	---	---	312,817
Federal Home Loan Bank advances	18,000	—	18,376	—
Accrued interest payable	59	—	59	—

December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$21,708	$21,708
Available-for-sale securities	13,845	13,845
Loans held for sale	3,120	3,120
Loans, net of allowance for loan losses	302,510	316,250
Federal Home Loan Bank stock	3,185	3,185
Interest receivable	1,250	1,250
Financial liabilities
Deposits	308,433	313,717
Federal Home Loan Bank advances	18,000	18,609
Interest payable	50	50

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

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair value of  commitments was not material at June 30, 2012 and December 31, 2011.

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

    In December 2011, FASB issued ASU 2011-11: Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210).  The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community, for understanding their financial needs and for finding a way to meet those needs. We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies. We believe this sets us apart from the other 22 banks and credit unions that compete with us. We also believe that operating independently under the same name for over 142 years is a benefit to us.  Decision making at local offices of large banks located elsewhere is typically done at a regional or home office.   Consolidation of services can alienate existing customers. Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local or very large bank has proved to be a successful strategy.

    In these extraordinary economic times, we find ourselves in a community that to some extent has been sheltered from the worst effects of the slowdown. The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park; and the growth of a new medical corridor spurred by the building of two new hospitals. The area’s diversity did not make us immune to the effects of the recession, but we were spared its worst effects. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made so far in 2012 totaled over $270 million compared to $444 million in all of 2011.  Wabash National, the area’s second largest industrial employer, continues to hire, adding another 60 positions as part of a plan to begin production of a new carbon steel vacuum tanker. Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, has increased employment and is investing between $14 million and $19 million for the 2013 Legacy and Outback engine model. Nanshan America has begun construction of a new $100 million, 700,000 sq.–ft. aluminum extrusion plant in Lafayette.  Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014.   Growth in the medical corridor has continued with numerous clinics and specialized care facilities underway, which along with the two new hospitals makes Greater Lafayette a regional healthcare hub. In the education sector, Purdue’s West Lafayette 2012 enrollment was down slightly from last year to just under 40,000 students and Ivy Tech’s was over 7,600 students. The Purdue Research Park includes 146 high-tech and life science businesses and has more than 2,700 employees earning an average annual wage of $53,000 for startups.  The Park has about 259,000 square feet of incubation space, making it the largest business incubator complex in the state. The Park had ten new life science/high-tech startups in 2012 through June 30. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended the first quarter of 2012 at 7.2% compared to 8.2% for Indiana and nationally.

The housing market has remained fairly stable.  As of the first quarter 2012 results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area was a 3.07% decrease with the one-year change a 0.32% decrease. For the first quarter, the most recent report available, housing prices decreased 1.23%. There were 603 houses sold in the county in the second quarter of 2012 compared to 1,627 in the full year of 2011.

We continue to work with borrowers who have fallen behind on their loans. We have seen progress in our problem loans as more borrowers who had fallen behind on their loans are qualifying for troubled debt restructures, have resumed payments or we have acquired control of their properties. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In the first two quarters of 2012, we acquired 5 properties through deeds-in-lieu of foreclosure and sold 25 OREO properties.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. In the first six months of 2012 total deposits increased by $1.6 million, from $308.4 million to $310.0 million. This increase consisted primarily of an increase in our core deposits, primarily because of depositors’

preference for immediate access to their accounts if needed. Our reliance on brokered funds decreased from $16.2 million at December 31, 2011 to $13.7 million at June 30, 2012 because of a maturity. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve. The Federal Reserve continues to hold short-term rates at almost zero and long-term rates have fallen to the 2.5% range. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this decrease in long term rates would typically be viewed as a negative step and in fact our net interest margin has been decreasing slightly. Our expectation for 2012 is that deposits rates will remain at these low levels as the Federal Reserve continues to focus on strengthening the economy. Overall loan rates are expected to stay low or rise slightly later in the year.

Rate changes can typically be expected to have an impact on interest income. Because the Federal Reserve has stated it intends to keep rates low, we expect to see little change in the money supply or market rates in 2012. Low rates generally increase borrower preference for fixed rate loan products which we typically sell on the secondary market. Some existing adjustable rate loans can be expected to reprice to lower rates which could be expected to have a negative impact on our interest income, although many of our loans have already reached their interest rate floors. While we would expect to sell the majority of our fixed rate loans on the secondary market, we expect to book some higher quality loans to replace runoff in the portfolio. Although new loans put on the books in 2012 will be at comparatively low rates we expect they will provide a return above any other opportunities for investment.

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

Effect of Current Events

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

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has a large budget and staff, and has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices.  The CFPB has published proposed regulations on several of these topics, including minimum mortgage underwriting standards.  In addition, the Federal Reserve and other federal bank regulatory agencies have issued a proposed rule under the Dodd-Frank Act that would exempt “qualified residential mortgages” from the securitization risk retention requirements of the Dodd-Frank Act.  The final definition of what constitutes a “qualified residential mortgage” may impact the pricing and depth of the secondary market into which we may sell mortgages we originate.  At this time, we cannot predict the content of final CFPB and other federal agency regulations or the impact they might have on the

Company’s financial results.  The CFPB’s authority over mortgage lending, and its authority to change regulations adopted in the past by other regulators (i.e., regulations issued under the Truth in Lending Act, for example), or to rescind or ignore past regulatory guidance, could increase the Company’s compliance costs and litigation exposure.

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Company to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Company, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, continues to be uncertain.

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012.  The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.  The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth.  However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank.  The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness.  These revisions would take effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015.  The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

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

Financial Condition

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)
	(Unaudited)
	June 30,	December 31,	$	%
	2012	2011	Difference	Difference

Total assets	$367,249	$364,290	$2,959	0.81%

Loans receivable, including loans held for sale, net	291,095	305,630	(14,535)	(4.76)
1-4 family residential mortgage loans	107,654	111,987	(4,333)	(3.87)
Home equity lines of credit	17,428	17,330	98	0.57
Other real estate loans net of undisbursed portion of loans	164,057	169,855	(5,798)	(3.41)
Commercial business loans	11,159	14,366	(3,207)	(22.32)
Consumer loans	998	1,162	(164)	(14.11)
Loans sold (for six months and year, respectively)	29,931	52,700

Non-performing loans over 90 days past due	4,741	6,764	(2,023)	(29.91)
Loans less than 90 days past due, not accruing	5,575	5,295	280	5.29
Other real estate owned	787	1,746	(959)	(54.93)
Non-performing assets	11,103	13,805	(2,702)	(19.57)

Cash and due from banks	25,847	18,552	7,295	39.32
Available-for-sale securities	23,785	13,845	9,940	71.79
Interest bearing deposits and Time deposits	4,613	3,156	1,457	46.17

Deposits	309,997	308,433	1,564	0.51
Core deposits	159,706	155,223	4,483	2.89
Time accounts	150,291	153,154	(2,863)	(1.87)
Brokered deposits	13,690	16,244	(2,554)	(15.72)

FHLB advances	18,000	18,000	---	---
Shareholders’ equity (net)	37,383	36,174	1,209	3.34

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Our total assets increased $3.0 million, or 0.81%, during the six months from December 31, 2011 to June 30, 2012.  Primary components of this increase were a $9.9 million increase in available-for-sale securities, a $7.3 million increase in cash, and a $1.5 million increase in interest bearing deposits and interest bearing time deposits offset by a $14.5 million decrease in net loans receivable including loans held for sale, and a $1.2 million decrease in other assets.  Management attributes the decrease in loans and the increase in cash to the paydown of loans as borrowers continued to take advantage of unprecedented low rates to refinance their mortgages to lower rate fixed rate mortgages which we sell on the secondary market, and to our continuing efforts to encourage overextended borrowers to pay down their loans or move their relationship to another bank, and to continuing low commercial loan demand.  In addition we invested much of the proceeds from loan paydowns in available for sale securities to generate some return until the demand for loans increases.  Deposits increased $1.6 million primarily in core transaction and savings accounts as depositors’ uncertainty about the economy led them to place the money in accounts where it was readily available if needed.  The decrease in other assets was primarily due to the sale of $1.0 million of OREO properties.

Non-performing assets, which include non-accruing loans and foreclosed assets, decreased from $13.8 million at December 31, 2011 to $11.1 million at June 30, 2012.  Non-accruing loans at June 30, 2012 were comprised of $4.8 million, or 46.30%, of commercial property loans, $3.3 million, or 32.26%, of one- to four-family residential real estate loans including home equity loans, $1.7 million, or 16.10%, of loans on land, $483,000, or 4.68%, multi-family property loans, and $68,000, or 0.66%, of non-real estate and consumer loans.  Non-performing assets at June 30, 2012 also included $787,000 of foreclosed assets compared to $1.7 million at December 30, 2011.  At June 30, 2012, our allowance for loan losses equaled 1.81% of net loans including loans held for sale, compared to 1.74% at December 31, 2011. The allowance for loan losses at June 30, 2012 totaled 47.44% of non-performing assets compared to 38.62% at December 31, 2011, and 51.06% of non-performing loans at June 30, 2012 compared to 44.21% at December 31, 2011.  Our non-performing assets equaled 3.02% of total assets at June 30, 2012 compared to 3.79% at December 31, 2011.  Non-performing loans totaling $1.2 million were charged off in the first six months of 2012, offset by $54,000 of recoveries.  These charge offs were primarily due to the Bank charging off impairments on non-performing loans due to lower appraisal values.

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

Shareholders’ equity increased from $36.2 million at December 31, 2011 to $37.4 million at June 30, 2012, an increase of $1.2 million, or 3.34%, primarily as a result of net income of $1.1 million.  Shareholders’ equity to total assets was 10.18% at June 30, 2012 compared to 9.93% at December 31, 2011.

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

	Three months ended June 30, 2012					Three months ended June 30, 2011

	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate		Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
					(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$294,157		$3,806	5.18%		$314,912		$4,245	5.39%
Other investments	31,594		144	1.82		18,896		113	2.39
Total interest-earning assets	325,751		3,950	4.85		333,808		4,358	5.22
Interest-Bearing Liabilities
Savings deposits	$27,503		6	0.09		$25,748		10	0.16
Demand and NOW deposits	135,404		125	0.37		119,963		155	0.52
Time deposits	149,975		616	1.64		159,213		778	1.95
Borrowings	18,000		104	2.31		18,833		103	2.19
Total interest-bearing liabilities	330,882		851	1.03		323,757		1,046	1.29

Net interest income			$3,099					$3,312
Net interest rate spread				3.82%					3.93%
Net earning assets	$(5,131)					$10,051
Net yield on average interest-earning assets				3.81%					3.97%
Average interest-earning assets to average interest-bearing liabilities	0.98	x				1.03	x
_________________
     (1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Six months ended June 30, 2012					Six months ended June 30, 2011

	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate		Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:					(Dollars in Thousands)
Loans receivable(1)	$295,945		$7,881	5.33%		$317,181		$8,604	5.43%
Other investments	26,423		264	2.00		19,673		230	2.34
Total interest-earning assets	322,368		8,145	5.05		336,854		8,834	5.24
Interest-Bearing Liabilities
Savings deposits	$26,913		11	0.08		$25,710		20	0.16
Demand and NOW deposits	132,875		265	0.40		119,666		317	0.53
Time deposits	152,395		1,282	1.68		160,996		1,596	1.98
Borrowings	18,000		204	2.27		19,500		224	2.30
Total interest-bearing liabilities	330,183		1,762	1.07		325,872		2,157	1.32

Net interest income			$6,383					$6,677
Net interest rate spread				3.98%					3.92%
Net earning assets	$(7,815)					$10,982
Net yield on average interest-earning assets				3.96%					3.96%
Average interest-earning assets to average interest-bearing liabilities	0.98	x				1.03	x
_________________
     (1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter ended June 30, 2012 and June 30, 2011

General.  Net income for the six months ended June 30, 2012 was $1.1 million, an increase of $423,000, or 62.11%, from the six months ended June 30, 2011.  The increase was primarily due to a $751,000, or 40.57%, decrease in the provision for loan losses and a $579,000 or 48.05%, increase in non-interest income partially offset by a $344,000, or 6.88% increase in noninterest expenses, a $294,000 decrease in net interest income and a $269,000 increase in taxes.

Net income for the three months ended June 30, 2012 was $509,000, an increase of $32,000, or 6.71%, from the three months ended June 30, 2011.  The increase was primarily due to a $361,000, or 70.23%, increase in non-interest income and a $175,000, or 25.93%, decrease in the provision for loan losses partially offset by a $273,000, or 11.33% increase in noninterest expenses, a $213,000 decrease in net interest income and an $18,000 increase in taxes.

Net Interest Income.  Net interest income for the six months ended June 30, 2012 decreased $294,000, or 4.40%, over the same period in 2011.  This decrease was due to an $18.8 million decrease in average net interest-earning assets. Our net interest margin (net interest income divided by average interest-earning assets) of 3.96% was unchanged.  The decrease in net interest earning assets is primarily due to the $21.2 million decrease in average loans receivable partially offset by a $6.7 million increase in average investment securities.

Interest income on loans decreased $723,000, or 8.40%, for the six months ended June 30, 2012 compared to the same six months in 2011 primarily because of lower average loan volume. The average balance of loans held in our portfolio decreased by $21.2 million from $317.2 million from the six month period in 2011 to $295.9 million in 2012.  The average yield on loans decreased by ten basis points from 5.43% to 5.33% over the same period.

Interest earned on other investments and Federal Home Loan Bank stock increased by $34,000, or 14.78%, for the six months ended June 30, 2012 compared to the same period in 2011.  This was primarily the result of a $6.7 million increase in average investment securities partially offset by a 34 basis point decrease in the average yield on the investments and Federal Home Loan Bank stock from 2.34% to 2.00% over the comparable periods.

Interest expense for the six months ended June 30, 2012 decreased $395,000, or 18.31%, compared to the same period in 2011 consisting of a $375,000 decrease in interest paid on deposits and a $20,000 decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on time deposits from 1.26% for the first six months of 2011 to 1.00% for the first six months of 2012 offset by a $5.8 million increase in the average balance of deposit accounts.  The average balance in lower rate transaction and savings accounts increased by $14.4 million while the average rate decreased from 46 basis points to 35 basis points.  The increase in these  accounts was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation.   The decrease in Federal Home Loan Bank advance expense was due to a decrease in the average rate paid on advances from 2.30% for the six months of 2011 to 2.27% for the first six months of 2012 because of lower rates in the economy.

Net interest income for the three months ended June 30, 2012 decreased $213,000, or 6.43% over the same period in 2011 due primarily to a $15.2 million decrease in net earning assets and a 16 basis point decrease in our net interest margin from 3.97% for the second quarter of 2011 to 3.81% for the second quarter of 2012.  Interest income on loans decreased $439,000 for the second quarter of 2012 compared to the second quarter of 2011 primarily due to a 21 basis point decrease in the average yield on loans from 5.39% for the second quarter of 2011 to 5.18% for the second quarter of 2012 and a $20.8 million decrease in average outstanding balances.  Interest income on other investments and Federal Home Loan Bank stock increased $31,000 for the second quarter of 2012 compared to the second quarter of 2011 due primarily to a $12.7 million increase in the average balance offset by a 57 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock due to the relatively lower rate on recently purchased securities.  Interest expense decreased $195,000, or 18.64%, for the second quarter of 2012 from the same period in 2011 primarily due to a 26 basis point decrease in the average rate paid on interest-bearing liabilities from 1.29% for the second quarter of 2011 to 1.03% for the same period in 2012 offset by a $7.1 million increase in average interest-bearing liabilities for the same periods.

Provision for Loan Losses.  The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	06/30/12		12/31/11	06/30/11
	(Dollars in Thousands)
Loans delinquent 30-59 days	$	---	$2,263	$437
Loans delinquent 60-89 days		1,640	1,006	2,051
Total delinquencies		1,640	3,269	2,479
Accruing loans past due 90 days		---	---	790
Non-accruing loans		10,317	12,059	20,366
Total non-performing loans		10,317	12,059	21,156
OREO		787	1,746	130

Total non-performing assets		$11,104	$13,805	$21,286

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

Changes in non-performing loans at June 30, 2012 compared to December 31, 2011 were primarily due to the Bank charging off $644,000 of non-performing loans, taking $654,000 into OREO, accepting short sales or payoffs on $1.1 million and restoring $376,000 to accrual status.  In addition we received principal payments of $848,000.  Over this period we also had $1.9 million in new loans become non-performing of which $435,000 were residential properties and $1.4 million were nonresidential or commercial loans.

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

At June 30, 2012 our largest areas of concern were loans on non-residential properties, one- to four-family non-owner occupied rental properties, and, to a lesser extent land development loans.  Loans totaling $2.5 million on non-residential properties, $2.4 million on one- to four-family rental properties and $827,000 on land development were past due more than 30 days at June 30, 2012.  The non-residential and one- to four-family non-owner occupied rental properties are typically loans where the borrowers are seeing increased vacancies and late rent payments because of the economy.  Land loans are of some concern as absorption rates are slower than anticipated on land development loans, although sales continue to improve.

We recorded a $1.1 million provision for loan losses for the six months ended June 30, 2012 as a result of our analyses of our current loan portfolios, compared to $1.9 million during the same period in 2011.  The provisions in the months ended June 30, 2012 were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio.  The main reason for the decrease for the first six months of 2012 compared to the same period in 2011 was the addition to a substandard classification of two large relationships in the first quarter of 2011 requiring reserves sufficient to cover the estimated impairment.  During the first six months of 2012, we charged $1.2 million against loan loss reserves and had recoveries of $54,000.   We expect to obtain possession of more properties in

2012 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $5.3 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix.  Our ratio of allowance for loan losses to non-performing assets increased from 27.74% at June 30, 2011 to 47.44% at June 30, 2012.  That ratio at December 31, 2011 was 38.62%.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $7.1 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers. Of these loans, $1.4 million are delinquent more than 30 days.  We also have $7.0 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  None of these loans were delinquent more than 30 days.  Our total high loan-to-value loans at June 30, 2012 were at 33% of capital, well under regulatory guidelines of 100% of capital.  We have $17.43 million of Home Equity Lines of Credit of which four loans totaling $72,000 were delinquent more than 30 days at June 30, 2012.

An analysis of the allowance for loan losses for the three months ended June 30, 2012 and 2011 follows:

	Three months ended June 30,
	2012	2011
	(Dollars in Thousands)
Balance at January 1	$5,331	$5,343
Loans charged off	(1,217)	(204)
Recoveries	54	38
Provision	1,100	1,851
Balance at March 31	$5,268	$7,028

At June 30, 2012, non-performing assets, consisting of non-accruing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $11.1 million compared to $13.8 million at December 31, 2011.  In addition to our non-performing assets, we identified $20.5 million in other loans of concern at June 30, 2012 compared to $23.7 million at December 31, 2011 where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At June 30, 2012, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.81%

of net loans receivable and 51.06% of non-performing loans at June 30, 2012 compared to 1.74% and 44.21% at December 31, 2011, respectively.  Our non-performing assets equaled 3.02% of total assets at June 30, 2012 compared to 3.79% at December 31, 2011.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2012 increased by $579,000, or 48.05%, compared to the same period in 2011.  This was primarily due to a $442,000 increase in the gain on the sale of mortgage loans and a $197,000 improvement in losses on the sale or writedown of OREO properties from $336,000 of losses in the first six months of 2011 to $139,000 of losses in the same period of 2012, and a $35,000 increase in service charges and fee income.  The increase in the gain on sale of mortgage loans was due to an increase in loans sold from $22.6 million in the first six months of 2011 to $29.9 million for the same period in 2012 primarily because of continuing low loan rates resulting in borrowers refinancing their mortgages to lower rate fixed rate loans that we typically sell on the secondary market, and to an increase in the number of federally insured loans which generate higher fee income. The decrease in losses on the sale or writedown of OREO properties was primarily due to an improvement in the condition of properties and more interest in the properties.  The increase in service fees was primarily due to a higher volume of customer overdrafts.

Non-interest income for the second quarter of 2012 increased by $361,000, or 70.23%, compared to the same period in 2011 due primarily to a $255,000 improvement in losses on the sale or writedown of OREO properties from $311,000 of losses in the second quarter of 2011 to $56,000 of losses in the same period of 2012 and a $199,000 increase in the gain on the sale of mortgage loans offset by a $93,000 decrease in other income.  The improvement in losses on the sale or writedown of OREO properties for the three month period was for reasons noted above, the increase in the gain on sale of mortgage loans was due to an increase in loans sold from $10.4 million in the second quarter of 2011 to $15.6 million for the same period in 2012.  The $93,000 decrease in other income was primarily due to a decrease in mortgage servicing fees due to accelerating the accretion of fees on loans paid off early as the borrower refinanced to a lower rate.

Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2012 increased $344,000, or 6.88%, compared to the same period in 2011 due primarily to a $233,000 increase in salaries and employee benefits due mainly to a higher level of loan origination activity by commission-based loan originators and recording $42,000 cost of future stock option expense, a $111,000 increase in other expenses due primarily to increased consulting, legal and appraisal fees incurred as part of regulatory compliance, and a $62,000 increase in advertising expenses to promote new products and services offset by a $78,000 decrease in FDIC insurance premiums.

Non-interest expense for the second quarter of 2012 increased by $273,000 over the same period in 2011, due largely to the factors mentioned above including a $124,000 increase in salaries due mainly to a higher level of loan origination activity, a $111,000 increase in other expenses due primarily to regulatory compliance, a $32,000 increase in advertising expenses to promote new products and services and an $5,000 increase in computer service costs offset by a $14,000 decrease in FDIC insurance premiums.

Income Tax Expense.   Our income tax provision increased by $269,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and by $18,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due primarily to increased pre-tax income.

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

Our current internal policy for liquidity is 5% of total assets. Our liquidity ratio at June 30, 2012 was 13.51% as a percentage of total assets compared to 8.61% at December 31, 2011.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At June 30, 2012, we had outstanding commitments to originate loans and available lines of credit totaling $37.2 million and commitments to provide funds to complete current construction projects in the amount of $4.4 million. We had $3.6 million of outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $80.5 million at June 30, 2012.  There are no brokered deposits included in that number.  Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $8.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $37.4 million at June 30, 2012 compared to $36.2 million at December 31, 2011, an increase of $1.2 million, or 3.34%, due primarily to net income of $1.1 million.  Shareholders’ equity to total assets was 10.18% at June 30, 2012 compared to 9.93% at December 31, 2011.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of June 30, 2012 and December 31, 2011, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at June 30, 2012 and December 31, 2011 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$40,002	14.9%	$21,412	8.0%	$26,765	10.0%
Tier I capital (to risk-weighted assets)	36,633	13.7	10,706	4.0	16,059	6.0
Tier I capital (to adjusted total assets)	36,633	10.0	11,015	3.0	18,358	5.0
Tier I capital (to adjusted tangible assets)	36,633	10.0	7,343	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	36,633	10.0	5,508	1.5	N/A	N/A

As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$38,860	14.5%	$21,494	8.0%	$26,867	10.0%
Tier I capital (to risk-weighted assets)	35,502	13.2	10,747	4.0	16,120	6.0
Tier I capital (to adjusted total assets)	35,502	9.8	10,919	3.0	18,198	5.0
Tier I capital (to adjusted tangible assets)	35,502	9.8	7,279	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	35,502	9.8	5,459	1.5	N/A	N/A

Effective August 31, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with the OTS, requiring the Company to submit to the OTS by October 31, 2010 a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012.  In its submitted capital plan, the Company proposes to maintain risk-based capital ratios above twelve percent (200 basis points above the ten percent well-capitalized level), and core capital above eight percent (300 basis points above the five percent well-capitalized level). The current capital levels shown in the table above are at least 1% above these levels.  The OTS notified the Company that certain revisions to the capital plan primarily relating to consolidated capital ratios and consolidated financial statements of the

Company must be submitted by August 30, 2011.  The Company requested clarification from the Federal Reserve regarding the requested information and submitted a response on August 30, 2011 explaining a labeling correction that the Company believes address the concerns noted by the OTS.

See the discussion of the new proposed capital rules implementing the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effect of Current Events” in this Form 10-Q for a description of the new capital ratios that are proposed to be phased in beginning in 2013.

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

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of June 30, 2012, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

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

The Supervisory Agreement requires prior written non-objection of the OCC (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Bank. The Bank has not declared or paid dividends, nor has it made any other capital distribution to the Company without the required prior approval. The Bank’s last approved dividend to the Company was paid in June, 2010. It does not anticipate needing further approvals of Bank dividends before the end of the year. The Bank is in compliance with this provision of the Supervisory Agreement.

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

Item 1A.	Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

April 1 – April 30, 2012	---	---	---	52,817

May 1 – May 31, 2012	---	---	---	52,817

June 1 – June 30, 2012	---	---	---	52,817

Total	---	---	---	52,817
_______________________

1 There were no shares repurchased other than through a publicly announced plan or program.

2 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: August 14, 2012	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 906 Certification
101
The following materials from the Company’s Form 10-Q for the quarterly period ending June 30, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.*

*  Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.