Form 10-Q
period 2012-09-30
LSB FINANCIAL CORP
filed 2012-11-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at November 2, 2012
Common Stock, $.01 par value per share	1,555,972 shares

LSB FINANCIAL CORP.

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and due from banks	$9,761	$18,552
Interest bearing deposits	5,251	3,156
Cash and cash equivalents	15,012	21,708
Interest bearing time deposits	1,490	---
Available-for-sale securities	25,906	13,845
Loans held for sale	2,873	3,120
Total loans	292,794	307,841
Less: Allowance for loan losses	(5,482)	(5,331)
Net loans	287,312	302,510
Premises and equipment, net	6,010	6,146
Federal Home Loan Bank stock, at cost	3,185	3,185
Bank owned life insurance	6,555	6,434
Interest receivable and other assets	6,504	7,342
Total assets	$354,847	$364,290

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$299,597	$308,433
Federal Home Loan Bank advances	15,000	18,000
Interest payable and other liabilities	1,867	1,683
Total liabilities	316,464	328,116

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued and outstanding 2012 - 1,555,972 shares, 2011 - 1,555,222 shares	15	15
Additional paid-in-capital	11,085	11,010
Retained earnings	26,897	24,913
Accumulated other comprehensive income	386	236
Total shareholders’ equity	38,383	36,174

Total liabilities and shareholders’ equity	$354,847	$364,290

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest and Dividend Income
Loans	$3,760	$4,285	$11,640	$12,888
Securities
Taxable	94	67	251	201
Tax-exempt	40	40	118	129
Other	7	7	36	15
Total interest and dividend income	3,901	4,399	12,045	13,233
Interest Expense
Deposits	670	928	2,228	2,861
Borrowings	99	113	302	337
Total interest expense	769	1,041	2,530	3,198
Net Interest Income	3,132	3,358	9,515	10,035
Provision for Loan Losses	500	885	1,600	2,736
Net Interest Income After Provision for Loan Losses	2,632	2,473	7,915	7,299

Non-interest Income
Deposit account service charges and fees	338	381	985	992
Net gains on loan sales	770	334	1,602	724
Net realized gain on sale of available-for-sale securities	---	5	---	7
Gain (loss) on other real estate owned	24	(103)	(115)	(438)
Other	348	307	793	845
Total non-interest income	1,480	924	3,265	2,130

Non-Interest Expense
Salaries and employee benefits	1,591	1,436	4,607	4,219
Net occupancy and equipment expense	302	292	903	888
Computer service	167	145	468	434
Advertising	72	95	249	210
FDIC insurance premiums	121	118	361	436
Other	456	606	1,466	1,505
Total non-interest expense	2,709	2,692	8,054	7,692

IncomeBefore Income Taxes	1,403	705	3,126	1,737
Provision for Income Taxes	524	248	1,142	598
Net Income	879	457	1,984	1,139
Unrealized appreciation on available-for-sale securities net of taxes of $64 and $26 for the three months ended September 30, 2012 and 2011, and of $100 and $63, for the nine months ended September 30, 2012 and 2011, respectively	96	39	150	95
Total comprehensive income	$975	$496	$2,134	$1,234

Basic Earnings Per Share	$0.57	$0.29	$1.28	$0.73
Diluted Earnings Per Share	$0.56	$0.29	$1.28	$0.73

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.00

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011
 (Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2011	$15	$10,987	$24,374	$201	$35,577
Net income			1,139		1,139
Change in unrealized appreciation on available-for-sale securities, net of taxes				95	95
Stock options exercised (1,697 shares)		8			8
Tax benefit related to stock options exercised		7			7
Share-based compensation expense		5			5
Balance, September 30, 2011	$15	$11,007	$25,513	$269	$36,831

Balance, January 1, 2012	$15	$11,010	$24,913	$236	$36,174
Net income			1,984		1,984
Change in unrealized appreciation on available-for-sale securities, net of taxes				150	150
Stock options exercised (750 shares)		7			7
Tax benefit related to stock options exercised		2			2
Share-based compensation expense		66			66
Balance, September 30, 2012	$15	$11,085	$26,897	$386	$38,383

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating Activities
Net income	$1,984	$1,139
Items not requiring (providing) cash
Depreciation	342	301
Provision for loan losses	1,600	2,736
Amortization of premiums and discounts on securities	(160)	56
Loss on sale of other real estate owned	115	438
Gain on sale of securities	---	7
Gain on sale of loans	(1,602)	(724)
Loans originated for sale	(58,274)	(35,862)
Proceeds on loans sold	60,123	36,833
Share-based compensation expense	66	5
Tax benefit related to stock options exercised	2	(7)
Changes in
Interest receivable and other assets	122	627
Interest payable and other liabilities	85	(203)
Net cash provided by operating activities	4,403	5,346

Investing Activities
Purchases of available-for-sale securities	(16,170)	(2,255)
Proceeds from maturities of available-for-sale securities	3,028	1,025
Proceeds from sale of available-for-sale securities	---	390
Net change in loans	12,324	7,252
Proceeds from sale of other real estate owned	1,754	913
Purchase of premises and equipment	(206)	(386)
Redemption of Federal Home Loan Bank stock	---	398
Net cash provided by investing activities	730	7,337

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(4,816)	5,331
Net change in certificates of deposit	(4,020)	(9,946)
Proceeds from Federal Home Loan Bank advances	---	11,000
Repayment of Federal Home Loan Bank advances	(3,000)	(15,500)
Proceeds from stock options exercised	7	8
Tax benefit related to stock options exercised	---	7
Net cash used in financing activities	(11,829)	(9,100)

Increase (decrease) in Cash and Cash Equivalents	(6,696)	3,583
Cash and Cash Equivalents, Beginning of Period	21,708	13,573
Cash and Cash Equivalents, End of Period	$15,012	$17,156

Supplemental Cash Flows Information
Interest paid	$2,523	$3,179
Income taxes paid	225	984

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	231	71
Loans transferred to other real estate owned	1,389	1,760

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
September 30, 2012

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

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three month and nine month periods ended September 30, 2012, 40,317 shares related to stock options outstanding were dilutive and 25,866 were antidilutive.  For the three and nine month periods ended September 30, 2011, 3,000 shares related to stock options outstanding were dilutive and 25,208 were antidilutive.    The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Weighted average shares outstanding	1,555,972	1,554,060	1,555,756	1,553,653
Stock options	2,065	---	---	319
Shares used to compute diluted earnings per share	1,558,037	1,554,060	1,555,756	1,553,972
Basic earnings per share	$0.57	$0.29	$1.28	$0.73
Diluted earnings per share	$0.56	$0.29	$1.28	$0.73

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
September 30, 2012: (Unaudited)
U.S. Government sponsored agencies	$9,072	$101	$	---	$9,173
Mortgage-backed securities – government sponsored entities	7,306	234		---	7,540
State and political subdivisions	8,887	311		(5)	9,193
	$25,265	$646		$(5)	$25,906

December 31, 2011:
U.S. Government sponsored agencies	$3,172	$7		$(2)	$3,177
Mortgage-backed securities – government sponsored entities	3,570	149		---	3,719
State and political subdivisions	6,710	242		(3)	6,949
	$13,452	$398		$(5)	$13,845

The amortized cost and fair value of available-for-sale securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	September 30, 2012
	Unaudited (in thousands)

Within one year	$1,232	$1,234
One to five years	8,193	8,378
Five to ten years	8,534	8,754
After ten years	---	---
	17,959	18,366

Mortgage-backed securities	7,306	7,540

Totals	$25,265	$25,906

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.1 million at September 30, 2012 (unaudited) and $2.3 million at December 31, 2011.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011, respectively.

	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In thousands)
September 30, 2012 (Unaudited)
State and political subdivisions	607	5		---		---	607	5
Total temporarily impaired securities	$607	$5	$	---	$	---	$607	$5

December 31, 2011
U.S. Government sponsored agencies	$368	$2	$	---	$	---	$368	$2
State and political subdivisions	570	3		---		---	570	3
Total temporarily impaired securities	$938	$5	$	---	$	---	$938	$5

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

Categories of loans include:

	(Unaudited) September 30, 2012	December 31, 2011
Real Estate	(In thousands)

One-to-four family residential	$102,065	$108,867
Multi-family residential	64,205	60,612
Commercial real estate	87,506	90,879
Construction and land development	12,516	18,364
Commercial	11,467	14,366
Consumer and other	1,082	1,161
Home equity lines of credit	16,934	17,330
Total loans	295,775	311,579
Less
Net deferred loan fees, premiums and discounts	(484)	(496)
Undisbursed portion of loans	(2,497)	(3,242)
Allowance for loan losses	(5,482)	(5,331)
Net loans	$287,312	$302,510

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

Construction and Land Development

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

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the three and nine month periods ending September 30, 2012 and September 30, 2011 and for the year ended December 31, 2011 is provided below.

	Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended September 30, 2012 (Unaudited)
Three Months Ended September 30, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(In thousands)
Allowance for losses
Beginning balance	$684	$432	$1,118	$888	$1,859	$8	$120	$159	$5,268
Provision charged to expense	(61)	159	(158)	(9)	524	19	(10)	36	500
Losses charged off	---	(42)	(45)	---	(283)	---	---	---	(370)
Recoveries	8	---	3	1	---	---	72	---	84
Ending balance	$631	$549	$918	$880	$2,100	$27	$182	$195	$5,482

	Allowance for Loan Losses and Recorded Investment in Loans for the Nine Months Ended September 30, 2012 (Unaudited)
Nine Months Ended September 30, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses				(In thousands)
Beginning balance	$667	$436	$1,330	$646	$1,788	$64	$264	$136	$5,331
Provision charged to expense	400	171	(351)	492	1,011	(37)	(155)	70	1,600
Losses charged off	(462)	(58)	(83)	(259)	(699)	---	(16)	(11)	(1,588)
Recoveries	26	---	22	1	---	---	89	---	138
Ending balance	631	549	918	880	2,100	27	182	195	5,482
ALL individually evaluated	2	36	27	---	290	---	---	5	360
ALL collectively evaluated	629	513	891	880	1,810	27	182	190	5,122
Total ALLL	631	549	918	880	2,100	27	182	195	5,482
Loans individually evaluated	298	1,322	6,483	2,126	9,244	---	751	162	20,386
Loans collectively evaluated	11,169	48,950	45,310	62,079	78,262	7,131	4,634	17,854	275,389
Total loans evaluated	$11,467	$50,272	$51,793	$64,205	$87,506	$7,131	$5,385	$18,016	$295,775

	Allowance for Loan Losses and Recorded Investment in Loans for the Quarter Ended September 30, 2011 (Unaudited)
Three Months Ended September 30, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$564	$476	$1,568	$1,294	$2,460	$34	$509	$123	7,028
Provision charged to expense	(106)	(20)	575	83	311	8	(17)	51	885
Losses charged off	(47)	13	(899)	(936)	(462)	---	(184)	(49)	(2,564)
Recoveries	---	---	---	---	---	---	16	1	17
Ending balance	$411	$469	$1,244	$441	$2,309	$42	$324	$125	$5,366

	Allowance for Loan Losses and Recorded Investment in Loans for the Nine Months Ended September 30, 2011 (Unaudited)
Nine Months Ended September 30, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
Allowance for losses	(In thousands)
Beginning balance	$565	$242	$773	$1,138	$2,061	$	---	$480	84	5,343
Provision charged to expense	(93)	272	1,422	239	749		42	5	99	2,736
Losses charged off	(62)	(67)	(960)	(936)	(501)		---	(184)	(59)	(2,768)
Recoveries	---	22	9	---	---		---	23	1	55
Ending balance	$411	$469	$1,244	$441	$2,309		$42	$324	$125	$5,366

	Allowance for Loan Losses and Recorded Investment in Loans at December 31, 2011
December 31, 2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(In thousands)
ALL individually evaluated	129	13	84	---	413	---	---	---	639
ALL collectively evaluated	538	423	1,246	646	1,375	64	264	136	4,692
Total ALLL	667	436	1,330	646	1,788	64	264	136	5,331
Loans individually evaluated	2,451	2,095	8,315	4,558	11,764	---	2,140	142	31,465
Loans collectively evaluated	11,915	48,248	50,209	56,054	79,115	8,060	8,164	18,349	280,114
Total loans evaluated	$14,366	$50,343	$58,524	$60,612	$90,879	$8,060	$10,304	$18,491	$311,579

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

The following table provides an analysis of loan quality using the above designations, based on property type at September 30, 2012 (Unaudited).

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
				(In thousands)

1- Superior	$29	$4,296	$250	$	---	$103	$549	$195	$1,632	$7,054
2 - Good	3,554	19,425	5,077		8,112	10,799	803	185	11,542	59,497
3 - Pass Low risk	6,117	18,331	12,279		32,494	32,952	3,640	231	3,410	109,454
4 - Pass	1,432	6,239	25,098		18,249	25,826	2,139	1,583	1,357	81,923
4W - Watch	26	994	3,129		2,500	6,150	---	1,810	---	14,609
5 - Special mention	---	---	2,552		2,148	838	---	---	---	5,538
6 - Substandard	309	987	3,408		702	10,838	---	1,381	75	17,700
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 - Loss	---	---	---		---	---	---	---	---	---
Total	$11,467	$50,272	$51,793		$64,205	$87,506	$7,131	$5,385	$18,016	$295,775

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2011.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
				(In thousands)

1- Superior	$257	$2,911	$115	$	---	$107	$	---	$200	$1,743	$5,333
2 - Good	2,719	18,639	5,166		8,176	10,761		1,094	763	11,336	58,654
3 - Pass Low risk	6,408	19,801	13,665		24,884	33,730		4,170	354	4,376	107,388
4 - Pass	2,229	6,403	28,118		20,475	25,302		2,796	1,312	803	87,438
4W - Watch	303	748	6,398		4,342	9,772		---	2,077	90	23,730
5 - Special mention	1,550	475	188		704	232		---	3,501	99	6,749
6 - Substandard	900	1,366	4,874		2,031	10,975		---	2,097	44	22,287
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$14,366	$50,343	$58,524		$60,612	$90,879		$8,060	$10,304	$18,491	$311,579

Analyses of past due loans segregated by loan type as of September 30, 2012 and December 31, 2011 are provided below.

	Loan Portfolio Aging Analysis as of September 30, 2012 (Unaudited)

	30-59 Days	60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
					(In thousands)

Commercial	$145	$	---	$63	$208	$11,259	$11,467	$	---	$	---
Owner occupied 1-4	---		268	159	427	49,845	50,272		805		---
Non owner occupied 1-4	---		435	1,973	2,408	49,385	51,793		764		---
Multi-family	---		82	---	82	64,123	64,205		82		---
Commercial Real Estate	17		165	3,248	3,430	84,076	87,506		834		---
Construction	---		---	---	---	7,131	7,131		---		---
Land	655		---	140	795	4,590	5,385		1,266		---
Consumer and home equity	6		5	67	78	17,938	18,016		3		---
Total	$823		$955	$5,650	$7,428	$288,347	$295,775		$3,754	$	---

	Loan Portfolio Aging Analysis as of December 31, 2011
	30-59 Days	60-89 Days	Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing	Total 90 Days and Accruing
				(In thousands)

Commercial	$1,387	$572	$148	$2,107	$12,259	$14,366	$568	$	---
Owner occupied 1-4	336	211	714	1,261	49,081	50,342	433		---
Non owner occupied 1-4	435	25	1,918	2,378	56,147	58,524	1,184		---
Multi-family	---	116	801	917	59,695	60,612	501		---
Commercial Real Estate	19	74	1,974	2,067	88,812	90,879	1,677		---
Construction	---	---	---	---	8,060	8,060	---		---
Land	---	---	1,173	1,173	9,131	10,304	924		---
Consumer and home equity	86	8	36	130	18,361	18,491	8		---
Total	$2,263	$1,006	$6,764	$10,033	$301,546	$311,579	$5,295	$	---

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement.  The following table presents impaired loans and interest recognized.

	Impaired Loans as of and for the Quarter and nine months ended September 30, 2012 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized		Year to date Interest Income Recognized
	(In thousands)
Loans without specific valuation allowance
Commercial	$63	$505	$	---	$63	$698	$	---	$4
Owner occupied 1-4	1,162	1,331		---	1,266	1,473		17	77
Non owner occupied 1-4	6,192	6,520		---	6,176	6,627		60	217
Multi-family	2,126	2,138		---	1,935	2,782		29	122
Commercial Real Estate	7,654	8,406		---	7,301	7,952		70	250
Construction	---	---		---	---	---		---	---
Land	751	896		---	1,206	1,612		1	3
Consumer and Home Equity	157	174		---	158	177		2	6
Total loans without a specific valuation allowance	18,105	19,970		---	18,105	21,321		179	679

Loans with a specific valuation allowance
Commercial	235	235		2	235	179		5	7
Owner occupied 1-4	160	163		36	132	107		2	4
Non owner occupied 1-4	291	291		27	340	369		1	3
Multi-family	---	---		---	200	304		---	---
Commercial Real Estate	1,590	1,589		290	2,405	2,849		12	40
Construction	---	---		---	---	---		---	---
Land	---	---		---	---	---		---	---
Consumer and Home Equity	5	5		5	3	1		---	---
Total loans with a specific valuation allowance	2,281	2,283		360	3,315	3,809		20	54

Total
Commercial	298	740		2	298	877		5	11
Owner occupied 1-4	1,322	1,494		36	1,393	1,580		20	80
Non owner occupied 1-4	6,483	6,810		27	6,517	6,996		61	221
Multi-family	2,126	2,138		---	2,135	3,086		29	121
Commercial Real Estate	9,244	9,995		290	9,706	10,801		81	290
Construction	---	---		---	---	---		---	---
Land	751	896		---	1,206	1,613		1	4
Consumer and Home Equity	162	180		5	165	178		2	6
Total impaired loans	20,386	22,253		360	21,420	25,131		199	733

	Impaired loans as of and for the Year Ended December 31, 2011					Impaired loans for the Quarter and Nine Months Ended September 30, 2011 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized	Year to date Interest Income Recognized
	(In thousands)
Loans without specific valuation allowance
Commercial	$2,233	$2,257	$	---	$1,789	$1,440	$21	$69
Owner occupied 1-4	1,952	1,960		---	1,628	1,584	19	58
Non owner occupied 1-4	7,475	8,605		---	4,771	5,600	36	74
Multi-family	4,558	6,083		---	4,415	4,691	26	79
Commercial Real Estate	8,854	10,406		---	4,305	4,940	19	88
Construction	---	---		---	---	---	---	---
Land	2,140	2,234		---	3,751	4,045	23	95
Consumer and Home Equity	142	148		---	188	166	1	3
Total loans without a specific valuation allowance	27,354	31,693		---	20,847	22,465	145	465

Loans with a specific valuation allowance
Commercial	218	231		129	13	13	---	---
Owner occupied 1-4	143	153		13	10	8	---	---
Non owner occupied 1-4	840	840		84	2,517	2,253	17	52
Multi-family	---	---		---	503	531	5	16
Commercial Real Estate	2,910	2,910		413	4,465	3,451	20	43
Construction	---	---		---	---	---	---	---
Land	---	---		---	143	108	1	1
Consumer and Home Equity	---	---		---	41	21	---	0
Total loans with a specific valuation allowance	4,111	4,134		639	7,692	6,384	44	113

Total
Commercial	2,451	2,488		129	1,802	1,453	21	69
Owner occupied 1-4	2,095	2,113		13	1,638	1,592	19	58
Non owner occupied 1-4	8,315	9,445		84	7,288	7,853	53	126
Multi-family	4,558	6,083		---	4,918	5,222	31	95
Commercial Real Estate	11,764	13,316		413	8,770	8,394	39	131
Construction	---	---		---	---	---	---	---
Land	2,410	2,234		---	3,894	4,152	24	96
Consumer and Home Equity	142	148		---	229	187	1	3
Total impaired loans	$31,465	$35,827		$639	$28,539	$28,849	$189	$578

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

The following table gives a breakdown of non-accruing loans by loan class at September 30, 2012 and at December 31, 2011.

	(Unaudited)
Loan Class	September 30, 2012	December 31, 2011
	(In thousands)

Commercial	$63	$716
Owner occupied 1-4	965	1,147
Non owner occupied 1-4	2,737	3,102
Multi-family	82	1,302
Commercial Real Estate	4,082	3,651
Construction	---	---
Land	1,406	2,097
Consumer and home equity	70	44
Total	$9,405	$12,059

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

The following tables present information regarding troubled debt restructurings by class for the three months and nine months ended September 30, 2012.

Newly restructured loans for the three months ended September 30, 2012 (Unaudited)
(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		87		87	Term
Non owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---
Commercial Real Estate	---		---		---	---
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	---		---		---	---
Total	1		$87		$87

Newly restructured loans for the three months ended September 30, 2011 (Unaudited)
(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		133		133	Term
Non owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---
Commercial Real Estate	---		---		---	---
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	---		---		---	---
Total	1		$87		$87

	Newly restructured loans for the nine months ended September 30, 2012 (Unaudited)
	(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		108		108	Below market rate
Owner occupied 1-4	1		87		87	High loan-to-value
Non owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---
Commercial Real Estate	2		345		345	Below market rate
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	---		---		---	---
Total	4		$540		$540

Newly restructured loans for the nine months ended September 30, 2011 (Unaudited)
(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance	Post-modification Recorded Balance	Type of Modification

Commercial	1	$90	$90	Extended term / reduced payment
Owner occupied 1-4	1	133	133	Below market rate
Non owner occupied 1-4	---	---	---	---
Multi-family	---	---	---	---
Commercial Real Estate	---	---	---	---
Construction	---	---	---	---
Land	---	---	---	---
Consumer and home equity	---	---	---	---
Total	2	$223	$223

Troubled debt restructurings that subsequently defaulted for the three months ended September 30, 2012 (Unaudited)
(Dollars in thousands)
	Number of loans	Recorded Balance

Commercial	---	$	---
Owner occupied 1-4	---		---
Non owner occupied 1-4	---		---
Multi-family	---		---
Commercial Real Estate	1		1,374
Construction	---		---
Land	---		---
Consumer and home equity	---		---
Total	1		$1,374

Troubled debt restructurings that subsequently defaulted for the three months ended September 30, 2011 (Unaudited)
(Dollars in thousands)
	Number of loans	Recorded Balance

Commercial	---	$	---
Owner occupied 1-4	---		---
Non owner occupied 1-4	---		---
Multi-family	---		---
Commercial Real Estate	---		---
Construction	---		---
Land	1		171
Consumer and home equity	---		---
Total	1		$171

Troubled debt restructurings that subsequently defaulted for the nine months ended September 30, 2012 (Unaudited)
(Dollars in thousands)
	Number of loans	Recorded Balance

Commercial	1	$125
Owner occupied 1-4	---	---
Non owner occupied 1-4	---	---
Multi-family	---	---
Commercial Real Estate	1	1,374
Construction	---	---
Land	---	---
Consumer and home equity	---	---
Total	2	$1,499

Troubled debt restructurings that subsequently defaulted for the nine months ended September 30, 2011 (Unaudited)
(Dollars in thousands)
	Number of loans	Recorded Balance

Commercial	---	$	---
Owner occupied 1-4	---		---
Non owner occupied 1-4	1		824
Multi-family	---		---
Commercial Real Estate	---		---
Construction	---		---
Land	1		171
Consumer and home equity	---		---
Total	2		$995

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)

Available-for-sale securities
September 30, 2012: (Unaudited)
U.S. Government-sponsored agencies	$9,173	---	$9,173	---
Mortgage-backed securities	7,540	---	7,540	---
State and political subdivision securities	9,193	---	9,193	---

Totals	$25,906		$25,906
December 31, 2011:
U.S. Government-sponsored agencies	$3,177	---	$3,177	---
Mortgage-backed securities	3,719	---	3,719	---
State and political subdivision securities	6,949	---	6,949	---

Totals	$13,845		$13,845

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the quarter ended September 30, 2012.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
September 30, 2012: (Unaudited)

Collateral-dependent impaired loans	$691	—	—	$691

December 31, 2011:

Collateral-dependent impaired loans	$3,701	—	—	$3,701

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary.  Appraisals are reviewed for accuracy and consistency.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by comparison to historical results.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Value at 09/30/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
		In thousands

Collateral-dependent impaired loans	$691	Market comparable properties	Marketability discount	10%

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		In thousands
September 30, 2012: (Unaudited)
Financial assets
Cash and cash equivalents	$15,012	$15,012	$—	$—
Interest bearing time deposits	1,490	—	1,490	—
Loans held for sale	2,873	—	2,873	—
Loans, net of allowance for losses	287,312	—	---	305,122
Federal Home Loan Bank stock	3,185	—	3,185	---
Accrued interest receivable	1,225	—	1,225	—

Financial liabilities
Transaction and Savings Deposits	153,766	153,766	---	---
Time Deposits	145,831			148,740
Federal Home Loan Bank advances	15,000	—	15,537	—
Accrued interest payable	67	—	67	—

December 31, 2011:

	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$21,708	$21,708
Loans held for sale	3,120	3,120
Loans, net of allowance for loan losses	302,510	316,250
Federal Home Loan Bank stock	3,185	3,185
Interest receivable	1,250	1,250

Financial liabilities
Deposits	308,433	313,717
Federal Home Loan Bank advances	18,000	18,609
Interest payable	50	50

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

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair value of commitments was not material at September 30, 2012 and December 31, 2011.

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

The Greater Lafayette area enjoys diverse employment including major manufacturers such as Subaru/Toyota, Caterpillar, and Wabash National; a strong education sector with Purdue University and a large local campus of Ivy Tech Community College; government offices of Lafayette, West Lafayette and Tippecanoe County; a growing high-tech presence with the Purdue Research Park; and a new medical corridor spurred by the building of two new hospitals. The area’s diversity did not make us immune to the effects of the recession, but we were spared its worst effects. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University totaling $750 million for 2012-2013, and signs of renewed activity in residential development projects. Capital investments announced and/or made by local industry through June 30, 2012 totaled over $540 million compared to $444 million in all of 2011. Subaru of Indiana, the area’s largest industrial, is investing $75 million on a 52,000 sf addition and will increase employment and by 100 by 2014.  Wabash National, the area’s second largest industrial employer, continues to hire and has opened a center to incubate and launch future developments while also adding a new line of vacuum tanker.   Nanshan America has begun construction of a new $100 million, 700,000 sq.–ft. aluminum extrusion plant in Lafayette.  Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014.   Growth in the medical corridor has continued with numerous clinics and specialized care facilities underway including an $18 million inpatient rehabilitation hospital, which along with the two new hospitals makes Greater Lafayette a regional healthcare hub. In the education sector, Purdue’s West Lafayette 2012 enrollment was just under 40,000 students and Ivy Tech’s enrollment was over 7,600 students.  Ivy Tech is progressing on a $40 million to $50 million fundraising campaign to provide additional education , training and health facilities on campus through their Intersection Connection project. The Purdue Research Park includes 146 high-tech and life science businesses and has more than 2,700 employees earning an average annual wage of $53,000 for startups.  The Park has about 259,000 square feet of incubation space, making it the largest business incubator complex in the state. The Park had ten new life science/high-tech startups in 2012 through June 30. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended the third quarter of 2012 at 6.4% compared to 8.2% for Indiana and nationally.

The housing market has remained fairly stable.  As of the second quarter 2012 results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area was flat with the one-year change a 1.72% increase. For the first quarter, the most recent report available, housing prices increased 0.97%. There were 603 houses sold in the county in the second quarter of 2012 compared to 339 in the fourth quarter of 2011 and 1,627 in the full year of 2011.

We continue to work with borrowers who have fallen behind on their loans. We have seen progress in our problem loans as more borrowers who had fallen behind on their loans are qualifying for troubled debt restructures, have resumed payments or we have acquired control of their properties. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In the first three quarters of 2012, we acquired 5 properties through deeds-in-lieu of foreclosure and 4 through sheriffs’ sales and sold 30 other real estate owned (“OREO”) properties.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. In the first nine months of 2012 total deposits decreased by $8.8 million, from $308.4 million to $299.6 million. This decrease consisted primarily of a decrease in our time accounts, primarily because of depositors’ preference for immediate access to their accounts if needed. Our reliance on brokered funds decreased from $16.2 million at December 31, 2011 to $13.7 million at September 30, 2012 because of a maturity. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.  A $3.0 million  advance matured this quarter and was repaid.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve. The Federal Reserve continues to hold short-term rates at almost zero and long-term rates have fallen to the 2.5% range. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this decrease in long term rates would typically be viewed as a negative step and in fact our net interest margin has been decreasing slightly. Our expectation for 2012 is that deposits rates will remain at these low levels as the Federal Reserve continues to focus on strengthening the economy. Overall loan rates are expected to stay low throughout the year.

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

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Company to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Company, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013. The Dodd-Frank Act also provided for unlimited deposit insurance coverage for noninterest-bearing transaction accounts, but this provision is scheduled to expire on December 31, 2012, and so far has not been renewed. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, continues to be uncertain.

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012.  The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.  The proposed rules are subject to a comment period running through October 22, 2012.

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

Financial Condition

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

	September 30, 2012	December 31, 2011	$ Difference	% Difference

Total assets	$354,847	$364,290	$(9,443)	(2.59%)

Loans receivable, including loans held for sale, net	290,185	305,630	(15,445)	(5.05)
1-4 family residential mortgage loans	107,938	111,987	(4,049)	(3.62)
Home equity lines of credit	16,934	17,330	(397)	(2.29)
Other real estate loans net of undisbursed portion of loans	164,710	169,855	(5,145)	(3.03)
Commercial business loans	11,467	14,366	(2,899)	(20.18)
Consumer loans	1,082	1,162	(80)	(6.88)
Loans sold (for nine months and year, respectively)	60,123	52,700	7,423	14.09

Non-performing loans over 90 days past due	5,651	6,764	(1,113)	(16.45)
Loans less than 90 days past due, not accruing	3,754	5,295	(1,541)	(29.10)
Other real estate owned	1,150	1,746	(596)	(34.14)
Non-performing assets	10,555	13,805	(3,250)	(23.54)

Cash and due from banks	9,761	18,552	(8,791)	(47.39)
Available-for-sale securities	25,908	13,845	12,063	87.13
Interest bearing deposits and Time deposits	6,739	3,156	3,583	113.53

Deposits	299,597	308,433	(8,836)	(2.86)
Core deposits	153,766	155,223	(1,457)	(0.94)
Time accounts	145,831	153,154	(7,323)	(4.78)
Brokered deposits	13,690	16,244	(2,554)	(15.72)

FHLB advances	15,000	18,000	(3,000)	(16.67)
Shareholders’ equity (net)	38,383	36,174	2,209	6.11

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Our total assets decreased $9.4 million, or 2.59%, during the nine months from December 31, 2011 to September 30, 2012.  Primary components of this decrease were a $15.4 million decrease in net loans receivable including loans held for sale, an $8.8 million decrease in cash and an $853,000 decrease in other assets offset by a $12.1 million increase in available-for-sale securities, and a $1.5 million increase in interest bearing time deposits.  Management attributes the decrease in loans to the paydown of loans as borrowers continued to take advantage of unprecedented low rates to refinance their mortgages to lower rate fixed rate mortgages which we sell on the secondary market, and to our continuing efforts to encourage overextended borrowers to pay down their loans or move their relationship to another bank, and to continuing low commercial loan demand.  The proceeds from loan paydowns and the cash generated from loan decreases was primarily used to purchase available-for-sale securities to generate some return until the demand for loans increased.  Deposits decreased $8.8 million primarily because we reduced rates due to the low loan demand. Most of the reduction was in time accounts as depositors’ uncertainty about the economy may result in them not renewing their time accounts at maturity.  The decrease in other assets was primarily due to the net sale of $596,000 of OREO properties and the $344,000 decrease in prepaid FDIC insurance.

Non-performing assets, which include non-accruing loans and foreclosed assets, decreased from $13.8 million at December 31, 2011 to $10.6 million at September 30, 2012.  Non-accruing loans at September 30, 2012 were comprised of $4.1 million, or 43.40%, of commercial property loans, $3.8 million, or 40.10%, of one- to four-family residential real estate loans including home equity loans, $1.4 million, or 14.95%, of loans on land, $82,000, or 0.87%, multi-family property loans, and $63,000, or 0.67%, of non real estate and consumer loans.  Non-performing assets at September 30, 2012 also included $1.2 million of foreclosed assets compared to $1.7 million at December 30, 2011.  At September 30, 2012, our allowance for loan losses equaled 1.89% of net loans including loans held for sale, compared to 1.74% at December 31, 2011. The allowance for loan losses at September 30, 2012 totaled 51.94% of non-performing assets compared to 38.62% at December 31, 2011, and 58.29% of non-performing loans at September 30, 2012 compared to 44.21% at December 31, 2011.  Our non-performing assets equaled 2.97% of total assets at September 30, 2012 compared to 3.79% at December 31, 2011.  Non-performing loans totaling $1.6 million were charged off in the first nine months of 2012, offset by $138,000 of recoveries.  These charge offs were primarily due to the Bank charging off impairments on non-performing loans due to lower appraisal values.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties.  We acquired one property in the first quarter of 2012 and four in the second quarter through deeds in lieu of foreclosure.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.  Effective August 31, 2010, the Bank entered into a Supervisory Agreement (the “Supervisory Agreement”) with the OTS requiring the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses.  The Bank has implemented the revised policy which it presumes will address the concerns expressed by the OTS and has not been notified of any concerns.  The Supervisory Agreement did not require an additional provision for loan loss reserves.  As noted above, as of July 21, 2011, all functions and all rulemaking authority of the OTS relating to federal savings associations were transferred to the OCC.  As a result, the OCC will now enforce the Supervisory Agreement with the Bank.

Shareholders’ equity increased from $36.2 million at December 31, 2011 to $38.4 million at September 30, 2012, an increase of $2.2 million, or 6.11%, primarily as a result of net income of $2.0 million.  Shareholders’ equity to total assets was 10.82% at September 30, 2012 compared to 9.93% at December 31, 2011.

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

	Three months ended September 30, 2012				Three months ended September 30, 2011
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)

Interest-Earning Assets:
Loans receivable(1)	$291,503		$3,760	5.18%	$309,978		$4,285	5.53%
Other investments	35,961		141	1.82	19,318		114	2.36
Total interest-earning assets	327,464		3,901	4.85	329,296		4,399	5.34

Interest-Bearing Liabilities
Savings deposits	$29,126		5	0.09	$25,185		10	0.16
Demand and NOW deposits	124,835		75	0.37	123,266		163	0.53
Time deposits	146,873		590	1.64	155,900		755	1.94
Borrowings	17,000		99	2.31	20,000		113	2.26
Total interest-bearing liabilities	317,834		769	1.03	324,351		1,041	1.28

Net interest income			$3,132				$3,358
Net interest rate spread				3.82%				4.06%
Net earning assets	$9,630				$4,945
Net yield on average interest-earning assets				3.83%				4.08%
Average interest-earning assets to average interest-bearing liabilities	1.03	x			1.02	x
_________________
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$294,581		$11,640	5.27%	$314,761		$12,888	5.46%
Other investments	29,602		405	1.83	19,561		345	2.35
Total interest-earning assets	324,183		12,045	4.95	334,322		13,233	5.28

Interest-Bearing Liabilities
Savings deposits	$27,651		16	0.08	$25,533		31	0.16
Demand and NOW deposits	130,195		339	0.35	120,866		479	0.53
Time deposits	150,554		1,873	1.66	159,297		2,351	1.97
Borrowings	17,667		302	2.28	19,667		337	2.28
Total interest-bearing liabilities	326,067		2,530	1.03	325,363		3,198	1.31

Net interest income			$9,515				$10,035
Net interest rate spread				3.92%				3.97%
Net earning assets	$(1,884)				$8,960
Net yield on average interest-earning assets				3.91%				4.00%
Average interest-earning assets to average interest-bearing liabilities	0.99	x			1.03	x
_________________
(1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter ended September 30, 2012 and September 30, 2011

General.  Net income for the nine months ended September 30, 2012 was $2.0 million, an increase of $845,000, or 74.19%, from the nine months ended September 30, 2011.  The increase was primarily due to a $1.1 million, or 41.52%, decrease in the provision for loan losses and a $1.1 million, or 53.29%, increase in non-interest income partially offset by a $544,000, or 90.97%, increase in taxes, a $520,000, or 5.18%, decrease in net interest income and a $362,000, or 4.71% increase in noninterest expenses.

Net income for the three months ended September 30, 2012 was $879,000, an increase of $422,000, or 92.34%, from the three months ended September 30, 2011.  The increase was primarily due to a $556,000, or 60.17%, increase in non-interest income and a $385,000, or 43.50%, decrease in the provision for loan losses partially offset by a $276,000, or 111.29%, increase in taxes, a $226,000, or 6.73%, decrease in net interest income and a $17,000, or 0.63% increase in noninterest expenses.

Net Interest Income.  Net interest income for the nine months ended September 30, 2012 decreased $520,000 or 5.18%, over the same period in 2011.  This decrease was due to a $10.8 million decrease in average net interest-earning assets. Our net interest margin (net interest income divided by average interest-earning assets) also decreased from 4.00% at September 30, 2011 to 3.91% at September 30, 2012.  The decrease in net interest earning assets is primarily due to the $20.2 million decrease in average loans receivable partially offset by a $10.0 million increase in average investment securities.  The decrease in net interest margin was primarily due to a 33 basis point decrease in the average rate we earn on interest earning assets compared to a 28 basis point decrease in the average rate we pay on interest earning liabilities.

Interest income on loans decreased $1.2 million, or 9.68%, for the nine months ended September 30, 2012 compared to the same nine months in 2011 primarily because of lower average loan volume. The average balance of loans held in our portfolio decreased by $20.2 million from $314.8 million from the nine month period in 2011 to $294.6 million in 2012 primarily due to the paydown of loans as borrowers continued to take advantage of unprecedented low rates to refinance their mortgages, to our continuing efforts to encourage overextended borrowers to pay down their loans or move their relationship to another bank, and to continuing low commercial loan demand.  The average yield on loans decreased by 19 basis points from, 5.46% to 5.27% over the same period.

Interest earned on other investments and Federal Home Loan Bank stock increased by $60,000, or 17.39%, for the nine months ended September 30, 2012 compared to the same period in 2011.  This was primarily the result of a $10.0 million increase in average investment securities partially offset by a 52 basis point decrease in the average yield on investments and Federal Home Loan Bank stock from 2.35% to 1.83% over the comparable periods.

Interest expense for the nine months ended September 30, 2012 decreased $668,000, or 20.89%, compared to the same period in 2011 consisting of a $633,000 decrease in interest paid on deposits and a $35,000 decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on deposits from 1.25% for the first nine months of 2011 to 0.96% for the first nine months of 2012 offset by a $2.7 million increase in the average balance of deposit accounts.  This decrease in the rate paid on deposits was led by a 31 basis point decrease in the average rate paid on time deposits and an $8.7 million decrease in those balances.  The average balance in lower rate transaction accounts increased by $9.3 million, while the average rate decreased from 53 basis points to 35 basis points.  The increase in transaction account balances was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation.   The $35,000 decrease in Federal Home Loan Bank advance expense was due to a $2.0 million decrease in the average balance of advances.

Net interest income for the three months ended September 30, 2012 decreased $226,000, or 6.73% over the same period in 2011 due primarily to a 25 basis point decrease in our net interest margin from 4.08% for the third quarter of 2011 to 3.83% for the third quarter of 2012 partially offset by a $4.7 million increase in net earning assets.  Interest income on loans decreased $525,000 for the third quarter of 2012 compared to the third quarter of 2011 primarily due to a 35 basis point decrease in the average yield on loans from 5.53% for the third quarter of 2011 to 5.18% for the third quarter of 2012 and an $18.5 million decrease in average outstanding balances.  Interest income on other investments and Federal Home Loan Bank stock increased $27,000 for the third quarter of 2012 compared to the third quarter of 2011 due primarily to a $16.6 million increase in the average balance offset by a 54 basis point decrease in the average yield on other investments and Federal Home Loan Bank stock due to the relatively lower rate on recently purchased securities.  Interest expense decreased $272,000, or 26.13%, for the third quarter of 2012 from the same period in 2011 primarily due to a 25 basis point decrease in the average rate paid on interest-bearing liabilities from 1.28% for the third quarter of 2011 to 1.03% for the same period in 2012 and by a $6.5 million decrease in average interest-bearing liabilities for the same periods.

Provision for Loan Losses.  The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	09/30/12	12/31/11	09/30/11
	(Dollars in Thousands)

Loans delinquent 30-59 days	$823	$2,263	$360
Loans delinquent 60-89 days	955	1,006	648
Total delinquencies	1,778	3,269	1,008

Non-accruing loans	9,405	12,059	14,885
OREO	1,150	1,746	1,479

Total non-performing assets	$10,555	$13,805	$16,364

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

Changes in non-performing loans at September 30, 2012 compared to December 31, 2011 were primarily due to the Bank charging off $935,000 of non-performing loans, taking $1.5 million into OREO, accepting short sales or payoffs on $1.4 million and restoring $935,000 to accrual status.  In addition, we received principal payments of $708,000.  Over this period we also had $2.7 million in new loans become non-performing of which $1.3 million were residential loans and $1.4 million were nonresidential or commercial loans.

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

At September 30, 2012 our largest areas of concern were loans on non-residential properties, one- to four-family non-owner occupied rental properties, and, to a lesser extent land development loans.  Loans totaling $3.4 million on non-residential properties, $2.4 million on one- to four-family rental properties and $795,000 on land development were past due more than 30 days at September 30, 2012.  The non-residential and one- to four-family non-owner occupied rental properties are typically loans where the borrowers are seeing increased vacancies and late rent payments because of the economy.  Land loans are of some concern as absorption rates are slower than anticipated on land development loans, although sales continue to improve.

We recorded a $1.6 million provision for loan losses for the nine months ended September 30, 2012 as a result of our analyses of our current loan portfolios, compared to $2.7 million during the same period in 2011.  The provisions were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio.  The main reason for the decrease for the first nine months of 2012 compared to the same period in 2011 was the reduction in criticized and classified loans requiring individual analysis from $52.8 million at September 30, 2011 to $39.3 million at September 30, 2012.  During the first nine months of 2012, we charged $1.6 million against loan loss reserves and had recoveries of $138,000.   We expect to obtain possession of properties in 2012 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $5.5 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix.  Our ratio of allowance for loan losses to non-performing assets increased from 38.62% at December 31, 2011 to 51.94% at September 30, 2012.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $5.6 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers. None of these loans are delinquent more than 30 days.  We also have $6.5 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  None of these loans were delinquent more than 30 days.  Our total high loan-to-value loans at September 30, 2012 were at 30% of capital, well under regulatory guidelines of 100% of capital.  We have $16.9 million of Home Equity Lines of Credit of which three loans totaling $67,000 were delinquent more than 30 days at September 30, 2012.

An analysis of the allowance for loan losses for the three months ended September 30, 2012 and 2011 follows:

	Three months ended September 30,
	2012	2011
	(Dollars in Thousands)

Balance at June 30	$5,268	$7,028
Loans charged off	(370)	(2,563)
Recoveries	84	17
Provision	500	885
Balance at September 30	$5,482	$5,367

At September 30, 2012, non-performing assets, consisting of non-accruing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $10.6 million compared to $13.8 million at December 31, 2011.  In addition to our non-performing assets, we identified $14.4 million in other loans of concern at September 30, 2012 compared to $23.7 million at December 31, 2011 where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At September 30, 2012, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 1.89% of net loans receivable and 58.29% of non-performing loans at September 30, 2012 compared to 1.74% and 44.21% at December 31, 2011, respectively.  Our non-performing assets equaled 2.97% of total assets at September 30, 2012 compared to 3.79% at December 31, 2011.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2012 increased by $1.1 million, or 53.29%, compared to the same period in 2011.  This was primarily due to an $878,000 increase in the gain on the sale of mortgage loans and a $323,000 decrease in losses on the sale or writedown of OREO properties from $438,000 of losses recognized in the first nine months of 2011 to $115,000 of losses in the same period of 2012.  There was also a $52,000 decrease in other income primarily due to a write down of mortgage servicing fees on loans paid off early generally due to borrowers refinancing to a lower rate.   The increase in the gain on sale of mortgage loans was due to an increase in loans sold from $36.8 million in the first nine months of 2011 to $60.1 million for the same period in 2012 primarily because of continuing low loan rates resulting in borrowers refinancing their mortgages to lower rate fixed rate loans that we typically sell on the secondary market, and to an increase in the number of federally insured loans which generate higher fee income. The decrease in losses on the sale or writedown of OREO properties was primarily due to an improvement in the condition of foreclosed properties when we received them and that there was more interest in potential buyers of these types of properties.

Non-interest income for the third quarter of 2012 increased by $556,000, or 60.17%, compared to the same period in 2011 due primarily to a $436,000 increase in the gain on the sale of mortgage loans and a $127,000 improvement in losses on the sale or writedown of OREO properties from $103,000 of losses in the third quarter of 2011 to a $24,000 gain in the same period of 2012, and to a $41,000 increase in other income.   These increases were partially offset by a $43,000 decrease in service fees and charges due to the generation of fewer fees for customer checks written with non-sufficient funds.  The increase in the gain on sale of mortgage loans was due to an increase in loans sold from $13.5 million in the third quarter of 2011 to $30.2 million for the same period in 2012.  The improvement in losses on the sale or writedown of OREO properties for the three month period was for reasons noted above.  The $41,000 increase in other income was primarily due to an increase in fees generated by our wealth management department.

Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2012 increased $362,000, or 4.71%, compared to the same period in 2011 due primarily to a $388,000 increase in salaries and employee benefits due mainly to a higher level of loan origination activity by commission-based loan originators and from recognizing a $66,000 cost of stock option expense, partially offset by a $196,000 decrease in FDIC insurance premiums.  There was also an $82,000 increase in other expenses due primarily to consulting, legal and appraisal fees incurred as part of regulatory compliance and increased ATM fees, a $39,000 increase in advertising expenses to promote new products and services and a $15,000 increase in  occupancy costs and a $34,000 increase in computer expense.  The increase in computer expense was primarily due to implementation fees for various new services.

Non-interest expense for the third quarter of 2012 increased by $17,000 over the same period in 2011, due largely to the factors mentioned above including a $155,000 increase in salaries due mainly to a higher level of loan origination activity, a $22,000 increase in computer service costs, a $10,000 increase in occupancy costs, offset by a $150,000 decrease in other expenses due primarily to a $46,000 decrease in ATM expenses due to a change in servicer, a $70,000 decrease in legal fees and OREO expenses due to lower activity, and a $23,000 decrease in advertising expenses as we had no new product promotions planned.

Income Tax Expense.   Our income tax provision increased by $544,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and by $276,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due primarily to increased pre-tax income.

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

Our current internal policy for liquidity is 5% of total assets. Our liquidity ratio at September 30, 2012 was 10.47% as a percentage of total assets compared to 8.61% at December 31, 2011.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At September 30, 2012, we had outstanding commitments to originate loans and available lines of credit totaling $40.9 million and commitments to provide funds to complete current construction projects in the amount of $2.5 million. We had $7.3 million of outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $79.1 million at September 30, 2012.  There are no brokered deposits included in that number.  Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We also have $5.0 million of Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $38.4 million at September 30, 2012 compared to $36.2 million at December 31, 2011, an increase of $2.2 million, or 6.11%, due primarily to net income of $2.0 million.  Shareholders’ equity to total assets was 10.82% at September 30, 2012 compared to 9.93% at December 31, 2011.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of September 30, 2012 and December 31, 2011, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at September 30, 2012 and December 31, 2011 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$40,947	15.2%	$21,510	8.0%	$26,888	10.0%
Tier I capital (to risk-weighted assets)	37,560	14.0	10,755	4.0	16,132	6.0
Tier I capital (to adjusted total assets)	37,560	10.6	10,638	3.0	17,730	5.0
Tier I capital (to adjusted tangible assets)	37,560	10.6	7,092	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	37,560	10.6	5,319	1.5	N/A	N/A

As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$38,860	14.5%	$21,494	8.0%	$26,867	10.0%
Tier I capital (to risk-weighted assets)	35,502	13.2	10,747	4.0	16,120	6.0
Tier I capital (to adjusted total assets)	35,502	9.8	10,919	3.0	18,198	5.0
Tier I capital (to adjusted tangible assets)	35,502	9.8	7,279	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	35,502	9.8	5,459	1.5	N/A	N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of September 30, 2012, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

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

The Supervisory Agreement places restrictions on the Bank with respect to certain operating activities, requiring prior notice to the OCC (formerly the OTS) of changes in directors and senior executive officers and prior written non-objection from the OCC (formerly the OTS) with respect to senior executive officer or director compensation, material third party service provider contracts, and asset growth over certain levels until the approval of the Bank’s Business Plan. Asset growth resulting from lending activities has not exceeded interest credited since third quarter 2010 (the quarter in which the Supervisory Agreement was executed). No payments covered by the Supervisory Agreement’s restriction on “golden parachute payments” as defined in 12 CFR § 359.1(f) have been made or requested since the effective date of the Supervisory Agreement. Directors Thomas Parent and Sarah Byrn, Senior Vice President and Chief Lending Officer Timothy Clary, and Vice President Todd Van Sickel are the only new additions to the board or executive management since the effective date of the Supervisory Agreement and their appointments complied with the requirements of the Supervisory Agreement. The Bank believes it is in compliance with these provisions of the Supervisory Agreement.

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

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

July 1 – July 31, 2012	---	---	---	52,817

August 1 – August 31, 2012	---	---	---	52,817

September 1 – September 30, 2012	---	---	---	52,817

Total	---	---	---	52,817
_______________________
1 There were no shares repurchased other than through a publicly announced plan or program.
2 We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 3 Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Index to Exhibits are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB FINANCIAL CORP.
(Registrant)

Date: November 14, 2012	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 906 Certification

101
The following materials from the Company’s Form 10-Q for the quarterly period ending September 30, 2012 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.*

*  Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.