Form 10-K
period 2012-12-31
LSB FINANCIAL CORP
filed 2013-03-13
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,926,385 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2013
Common Stock, $0.01 par value per share	1,555,972 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2013	Part III

Exhibit Index on Page E-1

LSB Financial Corp.
Form 10-K
Index

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

We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner-occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices. At December 31, 2012, we had total assets of $364.6 million, deposits of $308.6 million and stockholders’ equity of $39.0 million.

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

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended 2012 at 7.5% compared to 8.2% for Indiana and 7.8% nationally. The local housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings. As of the most recent third quarter results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area (“MSA”) was a 0.19% increase with the one-year change a 0.52% increase. For the third quarter of 2012, the most recent report available, housing prices in the MSA increased 1.02%. Existing home sales increased 17% in Tippecanoe County in 2012, with the average price of a home sold in 2012 6% higher than in 2011. New home starts increased to 488 in 2012, a 6% increase over 2011.

The area’s diversity did not make us immune to the ongoing effects of the recession; however, growth continues, although at a somewhat lower rate. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2012 totaled $605 million compared to $444 million in 2011 and $640 million in 2010. Purdue, the area’s largest employer, increased enrollment to over 40,000 in 2012.

Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, recently announced the addition of more production capacity for a new model to be built there. Wabash National, the area’s second largest industrial employer, continues to hire and intends to employ 60 more welders for a new line for production of bulk liquid storage containers. Nanshan America began operating its new aluminum extrusion plant in Lafayette in 2012 which will employ 200 people. Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014.  Overall, about 470 new jobs were created in 2012.

While the developments noted above lead us to believe many of the problems caused by the recession are behind us as increased hiring and new industry moving to town have continued, we expect the recovery to be long term.  However, Purdue’s presence and national recognitions such as Lafayette being named the15th best small place for business and careers by Forbes Magazine in 2012 should contribute to the success of the region.

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

At December 31, 2012, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $6.6 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2012, totaled $5.2 million, consisting of one loan on a non-residential property, a secured commercial line of credit, a secured commercial loan and a loan on a single family residence. The second largest lending relationship at December 31, 2012 to a single borrower or a group of related borrowers totaled $5.1 million and consisted of one loan on multi-family campus properties and a secured commercial line of credit. The third largest lending relationship to a single borrower or a group of related borrowers totaled $4.8 million, consisting of 26 loans on one-to-four family rental properties, seven loans on multi-family rental properties, and four loans on non-residential properties. None of these loans was past due 30-89 days at December 31, 2012. At December 31, 2012, we had 27 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$100,579	34.59%	$111,987	35.59%	$125,121	37.46%	$123,502	37.46%	$145,442	43.43%
Multi-family	62,823	21.60	60,612	19.26	53,458	16.00	52,790	16.01	39,892	11.91
Commercial	82,430	28.35	90,879	28.88	90,395	27.06	90,571	27.47	90,606	27.06
Land and land development	5,185	1.78	10,304	3.27	14,510	4.34	17,192	5.21	17,756	5.30
Construction	8,928	3.07	8,060	2.56	15,957	4.78	13,002	3.95	11,436	3.42
Total real estate loans	259,945	89.39	281,842	89.56	299,441	89.65	297,057	90.10	305,132	91.12

Other Loans:
Consumer loans:
Home equity	16,421	5.65	17,330	5.51	17,043	5.10	14,698	4.46	13,610	4.06
Home improvement	—	—	—	—	—	—	124	0.04	174	0.05
Automobile	920	0.32	858	0.27	871	0.26	930	0.28	1,265	0.38
Deposit account	106	0.04	176	0.06	211	0.06	196	0.06	291	0.09
Other	105	0.03	127	0.04	126	0.03	71	0.02	113	0.03
Total consumer loans	17,552	6.04	18,491	5.88	18,251	5.46	16,019	4.86	15,453	4.62
Commercial business loans	13,290	4.57	14,366	4.56	16,332	4.89	16,638	5.04	14,277	4.26
Total other loans	30,842	10.61	32,857	10.44	34,583	10.35	32,657	9.90	29,730	8.88
Total loans	290,787	100.00%	314,699	100.00%	334,024	100.00%	329,714	100.00%	334,862	100.00%

Less:
Loans in process	2,798		3,242		5,107		4,383		4,180
Deferred fees and discounts	469		496		499		431		346
Allowance for losses	5,900		5,331		5,343		3,737		3,697
Total loans receivable, net	$281,620		$305,630		$323,075		$321,163		$326,639

The following table shows the composition of our loan portfolio, including loans held for sale, by fixed and adjustable rate at the dates indicated. The one- to four-family fixed rate loans include $197,000 and $2.1 million of loans at December 31, 2012 and 2011, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One- to four-family	$42,018	14.45%	$45,463	14.45%	$51,621	15.46%	$45,059	13.67%	$56,814	16.97%
Multi-family	2,658	0.91	2,521	0.80	2,179	0.65	2,443	0.74	5,113	1.53
Commercial	12,421	4.27	15,995	5.08	14,825	4.44	21,611	6.55	23,794	7.11
Construction	3,505	1.21	3,272	1.04	4,625	1.38	2,660	0.81	1,405	0.42
Land and land development	7,098	2.44	6,639	2.11	5,108	1.53	4,698	1.42	3,216	0.96
Total real estate loans	67,700	23.28	73,890	23.48	78,358	23.46	76,471	23.19	90,342	26.98
Consumer	1,131	0.39	1,161	0.37	1,208	0.36	1,452	0.44	1,843	0.55
Commercial business	12,063	4.15	7,986	2.54	8,182	2.45	7,293	2.21	7,011	2.09
Total fixed rate loans	80,894	27.82	83,037	26.39	87,748	26.27	85,216	25.84	99,196	29.62

Adjustable Rate Loans:
Real estate:
One- to four-family	58,560	20.14	66,524	21.14	73,500	22.00	78,443	23.79	88,628	26.47
Multi-family	60,165	20.69	58,091	18.46	51,278	15.35	50,347	15.27	34,780	10.39
Commercial	70,010	24.07	74,884	23.80	75,570	22.63	68,960	20.91	66,812	19.95
Construction	1,680	0.58	7,032	2.23	9,886	2.96	14,532	4.41	16,350	4.88
Land and land development	1,830	0.63	1,421	0.45	10,849	3.25	8,304	2.52	8,220	2.45
Total real estate loans	192,245	66.11	207,952	66.08	221,083	66.19	220,586	66.90	214,790	64.14
Consumer	16,421	5.65	17,330	5.51	17,043	5.10	14,568	4.42	13,610	4.06
Commercial business	1,227	0.42	6,380	2.03	8,150	2.44	9,345	2.84	7,266	2.17
Total adjustable rate loans	209,893	72.18	231,662	73.61	246,276	73.73	244,499	74.16	235,666	70.38
Total loans	290,787	100.00%	314,699	100.00%	334,024	100.00%	329,714	100.00%	334,862	100.00%

Less:
Loans in process	2,798		3,242		5,107		4,383		4,180
Deferred fees and discounts	469		496		499		431		346
Allowance for losses	5,900		5,331		5,343		3,737		3,697
Total loans receivable, net	$281,620		$305,630		$323,075		$321,163		$326,639

The following schedule illustrates the maturities of our loan portfolio at December 31, 2012. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

2013	$2,470	4.86%	$6,669	5.46%	$2,540	4.09%	$4,509	5.39%	$16,188	5.13%
2014 to 2017	17,095	5.48	1,467	6.26	14,929	4.35	7,292	5.55	40,783	5.11
2018 and following	226,267	4.79	5,977	4.37	83	5.51	1,489	4.93	233,816	4.78
Total	$245,832	4.84%	$14,113	5.08%	$17,552	4.32%	$13,290	5.43%	$290,787	4.85%

(1)	Includes one- to four-family, multi-family and commercial real estate loans.

The total amount of loans due to mature after December 31, 2013 which have fixed interest rates is $68.6 million, and which have adjustable or renegotiable interest rates is $206.0 million.

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

Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one-, three- or five-year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one-, three- or five-year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% periodic adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are generally qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. We generally retain adjustable rate loans in our portfolio pursuant to our asset/liability management strategy. Five-year adjustable rate mortgage loans represented $11.9 million, three-year adjustable rate mortgage loans represented $40.1 million and one-year and two-year adjustable rate mortgage loans represented $6.6 million of our adjustable rate mortgage loans at December 31, 2012.

Overall, at December 31, 2012, 72.2% of our loans were adjustable rate loans. As part of our interest rate risk strategy we typically sell qualifying fixed rate residential mortgages on the secondary market and hold adjustable rate mortgages in our portfolio. Proceeds from the sale of these fixed rate loans can be used to fund other mortgages which can also be sold. Adjustable rate mortgage loans currently in our portfolio can be expected to reprice to higher rates when interest rates begin to rise, which could be expected to have a positive impact on our interest income. Most loans added to our portfolio in the last few years have interest rate floors.

We offer fixed rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed rate loans. Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value. At December 31, 2012, we had $1.4 million of loans held for sale. Interest rates charged on these fixed rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

We also offer 30-year fixed rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term. Of these, $197,000 have more than three years to their adjustments and are included in fixed rate loans and $4.0 million have less than three years to their adjustment date and are included in adjustable rate loans.

We had $50.7 million in primarily non-owner occupied one- to four-family residential loans at December 31, 2012. These loans are underwritten using the same criteria as owner-occupied, one- to four-family residential loans, but are provided at higher rates than owner-occupied loans. We offer fixed rate, adjustable rate and convertible rate loans, with terms of up to 30 years.

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

Construction, Land and Land Development Lending

We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2012, substantially all of these loans were secured by property located within our primary market area.

Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are typically fixed rate loans, with interest rates higher than those we offer on permanent one- to four-family residential loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2012, we had $2.5 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed rate for the loan term. We generally limit builders to one home construction loan at a time, but would consider requests for more than one if the homes are presold. At December 31, 2012 we had $3.4 million of this type of construction loans to builders of one- to four-family residences.

We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans may be structured to be converted to one of our permanent commercial loan products at the end of the construction phase or may be for the construction phase only. At December 31, 2012, we had $1.5 million of loans to builders of multi-family dwellings and commercial projects structured to run for the construction phase only.

We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to national prime. The maximum loan-to-value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as closed-end revolving lines of credit with maturities of generally two years or less. At December 31, 2012, we had $3.3 million of development loans to builders. We also make land acquisition loans. At December 31, 2012, we had $1.9 million in loans secured by raw land.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers. The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction, which is the land plus the building. At December 31, 2012, our largest construction and development loan was a development loan for $729,000.

Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences. Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. We had $1.4 million non-performing land loans at December 31, 2012 and no non-performing construction and development loans.

Consumer Lending

We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans, which totaled $16.4 million or 5.7% of the total loan portfolio at December 31, 2012. We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 90% of the appraised value of the property, with a ten-year term and minimum monthly payment requirement of interest only. At December 31, 2012, we had $15.6 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2012, we had $492,000 of unsecured loans and lines of credit outstanding (with $2.7 million of unused credit available) and $12.8 million of loans and lines of credit (with $5.7 million of unused credit available) secured by inventory or accounts receivable, small business equipment and vehicles. We also had $49,000 of unused credit available on letters of credit.

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

When loans are sold to Freddie Mac, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. We serviced mortgage loans for others totaling $124 million at December 31, 2012.

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

The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans for 2012 include no loans originated which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Originations by Type:
Adjustable rate:
Real estate
One- to four-family	$1,929	$2,694	$7,729
Multi-family	3,512	12,923	1,776
Commercial	4,083	4,687	14,577
Construction, land and land development	6,151	1,225	7,848
Non-real estate
Consumer	4,407	4,876	5,441
Commercial business	175	1,883	1,473
Total adjustable rate	20,257	28,288	38,844
Fixed rate:
Real estate
One- to four-family	100,167	58,291	68,700
Multi-family	184	244	81
Commercial	3,743	3,084	828
Construction, land and land development	2,364	2,229	3,696
Non-real estate
Consumer	588	587	526
Commercial business	8,034	1,710	3,836
Total fixed rate	115,081	66,145	77,667
Total loans originated	135,338	94,433	116,511
Purchases:
Mortgage-backed securities	4,377	1,349	—
Total purchases	4,377	1,349	—
Sales and Repayments:
Real estate loans sold
One- to four-family	84,144	52,700	49,389
Total loans sold	84,144	52,700	49,389
Principal repayments	75,205	59,173	65,210
Total loans sold and repayments	159,348	111,873	114,599
Mortgage-backed securities:
Principal repayments	900	308	633
Increase in other items, net	—	—	50
Net increase (decrease)	$(20,533)	$(16,399)	$1,329

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

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2012, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	10	$622	0.57%	24	$2,231	2.25%	34	$2,853	2.88%
Multi-family	1	78	0.00	—	—	0.00	1	78	0.12
Commercial	—	—	0.06	4	487	0.59	4	487	0.59
Construction and land development	1	79	0.00	1	140	0.99	2	190	1.35
Consumer	2	2	0.21	—	—	0.00	2	2	0.01
Commercial Business	—	—	0.00	1	49	0.37	1	49	0.37
Total	14	$781	0.24%	30	$2,907	1.00%	44	$3,659	1.26%

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

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accruing loans more than 90 days:
One- to four- family	$2,231	$2,632	$3,760	$7,137	$4,781
Multi-family	---	801	2,289	22	---
Commercial real estate	487	1,974	5,011	4,218	1,385
Construction and land development	140	1,173	1,022	1,120	1,326
Consumer	---	36	134	3	118
Commercial business	49	148	251	104	366
Total	2,907	6,764	12,467	12,604	7,976

Accruing loans delinquent more than 90 days:
One- to-four-family	---	---	---	---	---
Multi-family	---	---	48	---	---
Commercial real estate	---	---	628	---	---
Total	---	---	676	---	---

Non-accruing loans less than 90 days:
One- to four-family	1,405	1,617	2,633	---	---
Multi-family	76	501	559	---	---
Commercial real estate	815	1,677	213	---	---
Construction or development	1,238	924	1,468	---	---
Consumer	2	8	---	---	---
Commercial business	---	568	30	---	---
Total	3,536	5,295	4,903	---	---

Foreclosed assets:
One- to four-family	---	1,251	1,071	1,686	1,192
Multi-family	---	---	---	---	---
Commercial real estate	256	495	143	206	220
Construction or development	---	---	---	---	---
Consumer	---	---	---	---	---
Total	256	1,746	1,214	1,892	1,412

Total non-performing assets:	$6,699	$13,805	$19,260	$14,496	$9,388
Total as a percentage of total assets	1.84%	3.79%	5.18%	3.91%	2.52%

Total assets	$364,610	$364,290	$371,847	$371,050	$373,012

For the year ended December 31, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $264,000, none of which was included in interest income.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2012, there was also an aggregate of $13.6 million in net book value of loans with respect to which past payment history or a decrease in the debt service coverage of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are (i) 39 loans to four borrowers who each hold an average of 10 one- to four-family rental properties with a total outstanding balance of $2.3 million, where management has concerns about the ability of the borrowers to keep the rental properties leased and about the cash flow of the borrowers; (ii) four loans secured by non-residential properties to separate borrowers with an outstanding balance of $3.7 million, where management has concerns about the cash flow of the borrower; and (iii) four land or land development loans to three borrowers with an outstanding balance of $1.8 million, where management has concerns about the viability of the projects.

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

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  At December 31, 2012, we had classified $13.7 million of our loans as substandard and none as doubtful or loss. At December 31, 2012, we had designated $9.6 million in loans as special mention.

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

Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk. These categories include loans on: one- to four-family owner-occupied properties, one- to four-family non-owner-occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, home equity loans and consumer loans, unsecured and secured commercial business loans. Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-

performing loans, trends in charge-offs and recoveries, trends in volume and terms of loans, experience and depth of the lending department, concentrations of credit, and economic, industry and regulatory trends affecting our market. Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination. The Bank’s Supervisory Agreement with the Office of Thrift Supervision (the “OTS”), whose regulatory authority has been transferred to the OCC, required the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses. The Supervisory Agreement does not require an additional provision for loan loss reserves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011 – Provision for Loan Losses” in this Annual Report on Form 10-K.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$5,331	$5,343	$3,737	$3,697	$3,702

Charge-offs:
One- to four-family	144	1,692	696	1,573	782
Multi-family	259	730	---	97	---
Commercial real estate	795	1,721	211	336	---
Construction or development	16	278	402	45	159
Consumer	11	79	5	91	32
Commercial business	485	940	68	1,043	210
Total charge-offs	1,710	5,440	1,382	3,185	1,183
Recoveries:
One- to four-family	22	36	153	---	49
Multi-family	1	---	---	---	---
Commercial real estate	28	---	37	---	---
Construction or development	96	30	35	25	25
Consumer	2	1	3	2	3
Commercial business	30	---	---	1	---
Total recoveries	179	67	229	28	77

Net charge-offs	1,532	5,373	1,153	3,157	1,107
Additions charged to operations	2,100	5,361	2,759	3,197	1,102
Balance at end of period	$5,900	$5,331	$5,343	$3,737	$3,697

Net charge-offs to average loans outstanding	0.53%	1.71%	0.35%	0.98% %	0.35%

Allowance for loan losses to non-performing assets	88.06%	38.62%	27.67%	25.78%	39.38%

Allowance for loan losses to net loans at end of period	2.06%	1.73%	1.64%	1.16%	1.12%

The allocation of our allowance for losses on loans, including loans held for sale, at the dates indicated is summarized as follows:

	December 31,
	2012		2011		2010		2009		2008
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate:
One- to four-family	$1,611	34.59%	$1,766	35.59%	$1,015	37.46%	$1,705	37.46%	$1,791	43.43%
Multi-family	1,055	21.60	646	19.26	1,138	16.00	321	16.01	265	11.91
Commercial real estate	2,177	28.35	1,788	28.88	2,061	27.06	801	27.47	802	27.06
Land and land development	154	1.78	264	3.27	480	4.35	283	5.21	229	5.30
Construction	62	3.07	64	2.56	---	4.78	102	3.94	190	3.42
Consumer	208	6.04	136	5.88	84	5.46	110	4.86	143	4.62
Commercial business	633	4.57	667	4.56	565	4.89	384	5.05	201	4.26
Unallocated	---	---	---	---	---	---	31	--	76	---
Total	$5,900	100.00%	$5,331	100.00%	$5,343	100.00%	$3,737	100.00%	$3,697	100.00%

Investment Activities

We must maintain minimum levels of securities that qualify as liquid assets under the OCC regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2012 our liquidity ratio – liquid assets as a percentage of net withdrawable savings deposits and current borrowings – was 17.32%. Our level of liquidity is a result of management’s asset/liability strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” in this Annual Report on Form 10-K.

The Bank’s Supervisory Agreement and LSB Financial’s Memorandum of Understanding (“MOU”) with the OTS (now enforced by the OCC and Board of Governors of the Federal Reserve System (the “Federal Reserve”), respectively) also require prior approval of dividends by the Bank or the Company, respectively. LSB Financial declared quarterly cash dividends in the fourth quarter of 2012 and in the first quarter of 2013 after receiving all required regulatory non-objections to the dividend declarations. In addition, the MOU requires prior approval by the Federal Reserve of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan. The holding company does not now hold any such debt.

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

The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2012, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our shareholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2012		2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Debt securities:
Federal agency obligations	$10,709	44.64%	$3,177	23.87%	$2,096	16.49%
Municipal bonds	10,097	42.09	6,949	52.20	7,035	55.33
Subtotal	20,806	86.72%	10,126	76.07%	9,131	71.82%

Other:
Federal Home Loan Bank stock	3,185	13.28	3,185	23.93	7,035	55.33
Total debt securities and Federal Home Loan Bank stock	$13,311	100.00%	$13,311	100.00%	$12,714	100.00%

Average remaining life of debt securities	4.82 years		4.07 years		4.42 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank and Federal Reserve	$5,778	100.00%	$3,156	100.00%	$2,980	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$4,203	58.40%	$2,813	75.64%	$1,473	55.09%
Freddie Mac certificates	2,995	41.60	906	24.36	1,201	44.91
Total mortgage-backed securities	$7,198	100.00%	$3,719	100.00%	$2,674	100.00%

The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2012. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2012, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2012
	Less than 1 year		1 to 5 Years	5 to 10 Years	Over 10 Years		Total Investment Securities
	(Dollars in Thousands)

Federal agency obligations	$	---	$4,798	$5 911	$	---	$10,709
Municipal bonds		391	4,964	4,741		---	10,097
Fannie Mae certificates		---	---	4,203		---	4,203
Freddie Mac certificates		---	---	2,995		---	2,995
Total investment securities		$391	$9,762	$17,850	$	---	$28,004

Weighted average yield		2.70%	1.53%	1.84%		---%	1.75%

Sources of Funds

General. Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

Deposits. We offer a variety of deposit accounts. Our deposits consist of statement savings accounts, money market accounts, NOW accounts and certificate accounts. In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs. Brokered deposits at December 31, 2012 totaled $13.7 million. We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Opening balance	$308,433	$311,458	$277,866
Deposits	1,988,647	1,627,125	1,578,438
Withdrawals	(1,990,916)	(1,633,415)	(1,549,254)
Interest credited	2,473	3,265	4,408

Ending balance	$308,637	$308,433	$311,458

Net increase (decrease)	$204	$(3,025)	$33,592

Percent increase (decrease)	0.07%	(0.97%)	12.09%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	At December 31,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest-bearing	$30,879	10.00%	$26,668	8.65%	$25,023	8.03%
Savings accounts (0.05% - 0.10% at December 31, 2012)	28,966	9.39	26,331	8.53	25,297	8.12
NOW Accounts (0.00% - 0.25% at December 31, 2012)	42,386	13.73	37,620	12.20	31,768	10.20
Money Market Accounts (0.05% - 0.40% at December 31, 2012)	65,473	21.21	64,660	20.96	63,919	20.52
Total Non-Certificates	167,704	54.33	155,279	50.34	146,007	46.87

Certificates:

0.00 - 1.99%	94,506	30.62	85,785	27.81	74,582	23.95
2.00 - 3.99%	42,802	13.87	61,894	20.07	79,303	25.46
4.00 - 5.99%	3,620	1.17	5,469	1.77	11,560	3.71
6.00 - 7.99%	5	0.00	6	0.00	6	0.00
Total certificates	140,933	49.66	153,154	49.65	165,451	53.12
Accrued interest	25	0.01	31	0.01	33	0.01

Total deposits with interest	$308,662	100.00%	$308,464	100.00%	$311,491	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2012.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%		Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2013	$23,115	$3,028	$255	$	---	$26,398	18.73%
June 30, 2013	24,194	2,810	185		---	27,189	19.29
September 30, 2013	9,424	3,384	687		---	13,495	9.58
December 31, 2013	6,695	6	1,351		---	8,052	5.71
March 31, 2014	3,743	2,690	1,143		---	7,576	5.38
June 30, 2014	2,327	1,314	---		---	3,641	2.58
September 30, 2014	2,611	4,345	---		---	6,956	4.94
December 31, 2014	3,537	2,609	---		---	6,146	4.36
March 31, 2015	1,771	3,750	---		---	5,521	3.92
June 30, 2015	1,862	6,810	---		---	8,672	6.15
September 30, 2015	2,221	6,209	---		---	8,430	5.98
December 31, 2015	2,724	4,360	---		---	7,084	5.03
Thereafter	10,282	1,486	---		5	11,773	8.35

Total	$94,506	$42,801	$3,621		$5	$140,933	100.00%

Percent of total	67.06%	30.37%	2.57%		0.00%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2012.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000, excluding public funds	$11,203	$11,145	$14,541	$34,515	$71,404
Certificates of deposit of $100,000 or more, excluding public funds	15,194	15,653	6,850	31,004	68,701
Public funds	1	390	155	282	828
Total certificates of deposit	$26,398	$27,188	$21,546	$65,801	$140,933

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

The FHLB of Indianapolis is required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2012, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $100,000, for an annualized rate of 3.14%.

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

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Maximum Balance - Federal Home Loan Bank Advances	$18,000	$21,000	$57,000
Average Balance - Federal Home Loan Bank Advances	$17,000	$19,250	$35,667

The following table sets forth actual balances of Federal Home Loan Bank advances and the weighted average interest rate of those advances at the dates indicated.

	December 31,
	2012	2011	2010
	(Dollars in Thousands)

Federal Home Loan Bank Advances	$15,000	$18,000	$22,500
Weighted average interest rate of Federal Home Loan Bank Advances	2.18%	2.18%	2.78%

Subsidiaries and Other Activities

Lafayette Savings owns a service corporation, L.S.B. Service Corporation. In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana, pursuant to a 10-year commitment totaling $500,000. During 2012, L.S.B. Service Corporation recorded an $11,000 tax gain related to its investment in the project and recorded net losses of $29,000. At December 31, 2012, our total investment in L.S.B. Service Corporation was $464,000.

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

There are 22 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market in Tippecanoe County to be approximately 14% and our share of the mortgage loan market to be approximately 16%.

Regulation and Supervision

General. Lafayette Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation and oversight extending to all of our operations by the OCC. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance fund. Lafayette Savings must pay a semi-annual assessment to the OCC based upon a marginal assessment rate that decreases as the asset size of the savings association increases.

Lafayette Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Federal Reserve. As the thrift holding company of Lafayette Savings, LSB Financial is also subject to federal regulation and oversight by the Federal Reserve.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) eliminated the regulatory authority of the OTS as of July 21, 2011. The Dodd-Frank Act transferred to the OCC all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transferred to the Federal Reserve all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, LSB Financial has been supervised by the Federal Reserve from and after July 21, 2011. The Federal Reserve is also to regulate loans to insiders, transactions with affiliates, and tying arrangements.

For ease of reference throughout this Annual Report on Form 10-K, references to the OCC are intended to include a reference to the OTS, as its predecessor in thrift regulation and supervision, as the context and the time period requires.

Insurance of Deposits. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Dodd-Frank Act extended unlimited insurance on non-interest bearing accounts through December 31, 2012. Under this program, traditional non-interest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, are covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012. Because this program expired on December 31, 2012, there is no longer unlimited insurance coverage for non-interest bearing transaction accounts. Deposits held in non-interest bearing transaction accounts are now aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Under the rules in effect through March 31, 2011, initial assessments ranged from 12 to 45 basis points of assessable deposits. However, pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), effective April 1, 2011, initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus tangible equity. The Bank paid assessments at the rate of 16 basis points for each $100 of insured deposits during the year ended December 31, 2012. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2012, the FICO assessment rate was .66 basis points for each $100 of the same assessment bases applicable to the FDIC assessment. For the first quarter of 2013, the FICO assessment rate is .64 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $481,000 during the year ended December 31, 2012. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 30, 2009, banks were required to pay the fourth quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012. The prepayment did not affect the Bank’s earnings on that date. The Bank paid its quarterly assessment for the fourth quarter of 2009 and prepaid all quarterly assessments for 2010, 2011, and 2012 on December 30, 2009 in the amount of $2.3 million. As of December 31, 2012, $481,000 in prepaid premiums were unused and carried in the financial statements of the Company.

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

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity, affecting assessments for the last two quarters of 2011, as well as future assessments. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lower for the Bank as a result of these changes, which were first reflected in invoices due September 30, 2011. The new FDIC rule to implement the revised assessment requirements includes rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff has projected that the new rate schedules will be approximately revenue neutral.

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

Federal Regulation of Savings Associations. The OCC has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC and the FDIC. The OCC also has enforcement authority over federal savings associations, including, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

Lafayette Savings’ general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2012, our lending limit under this restriction was $6.61 million.

Regulatory Capital Requirements of Lafayette Savings and LSB Financial.

Lafayette Savings. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. To be considered adequately capitalized under the prompt corrective action regulations, a savings association must maintain the following capital ratios: a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 4% (unless its supervisory condition allows a 3% ratio), a Tier 1 risk-based ratio (the ratio of Tier 1 capital to risk-weighted assets) of at least 4%, and a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 8%. Total capital consists of Tier 1 and Tier 2 capital.

Tier 1 capital generally consists of common stockholders’ equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2012, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $98,000.

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

To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2012, Lafayette Savings qualified as well capitalized, with a leverage ratio of 10.47%, a Tier 1 risk-based capital ratio of 14.74% and a total risk-based capital ratio of 16.00%. The OCC may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

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

Under the Bank’s Supervisory Agreement and LSB Financial’s Memorandum of Understanding with the OTS any declaration or payment of dividends or other capital distributions by the Bank or LSB Financial must receive prior written non-objection from the OCC. LSB Financial declared quarterly cash dividends in the fourth quarter of 2012 and the first quarter of 2013 after receiving all required regulatory non-objections to the dividend declarations.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2012, Lafayette Savings met the test.

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

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act requires the OCC, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC. We were last examined for Community Reinvestment Act compliance in 2010 and received a rating of “Outstanding.”

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

USA PATRIOT Act of 2001. On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 (the “PATRIOT Act”). The PATRIOT Act, among other things, is intended to strengthen the ability of U.S. law enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, expire in 2015. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. We do not anticipate that these provisions will materially affect our operations.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as LSB Financial, will be regulated in the future. Among other things, these provisions abolish the OTS and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, impose new capital requirements on bank and thrift holding companies, and impose limits on debit card interchange fees charged by large banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has a large budget and staff, and has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive. Although the CFPB has begun to implement its regulatory, supervisory, examination, and enforcement authority, there continues to be significant uncertainty as to how the agency’s strategies and priorities will impact the Bank and LSB Financial.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices.  The CFPB recently published several final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.”  The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products, and other requirements.  The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the FHA or the Veterans Administration.  Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys fees damages, all of which a borrower may claim in defense of a foreclosure action at any time.  LSB Financial’s management is currently assessing the impact of these requirements on its mortgage lending business.

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

The January 25, 2013 decision of the D.C. Circuit Court of Appeals invalidating recess appointments to the National Labor Relations Board, calls into question the recess appointment of Richard Cordray as head of the CFPB.  What impact this potentially invalid appointment will have on the CFPB regulations promulgated in January, 2013 or actions taken prior to that time is undetermined at this time. The decision may also play a part in determining whether new legislation will be passed respecting the structure and funding of the CFPB, and whether Director Cordray will be appointed when his current term expires.  Though it is not possible to predict the outcome of the recess appointment controversy, the decision will have implications for the Company and the Bank with respect to regulations that apply to them and to competition from other entities that may or may not be subject to regulations promulgated by the CFPB

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Company to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. LSB Financial will hold its first such “say-on-pay” vote at its 2013 annual meeting. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, remains uncertain.

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bank.  The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012.  The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The proposed new minimum capital level requirements applicable to the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bank.  The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

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

The proposed rules received extensive comments during a comment period that ran through October 2012.  In November 2012, the federal bank regulatory agencies jointly stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013.  Basel III specified that banks should be compliant with the new capital requirements by January 2015, but on January 6, 2013, the restrictions were eased to provide for annual increases that would result in full compliance in 2019.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

Other Future Legislation and Change in Regulations. Various other legislation, including proposals to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced. This legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the Company or the Bank.

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

A portion of our allowance for loan losses which is presented on the balance sheets and included in retained earnings without tax effect, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2012, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million. We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting. We have not been audited by the IRS during the last five fiscal years.

Indiana Taxation. The State of Indiana imposes an 8.5% franchise tax on corporations transacting the business of a financial institution in Indiana. Included in the definition of corporations transacting the business of a financial institution in Indiana are holding companies of thrift institutions, as well as thrift institutions. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes and bad debts. Legislation is being considered in Indiana which would lower the 8.5% franchise tax to 6.5% over a four-year period, but there can be no guarantee that such legislation will be adopted. Other applicable Indiana taxes include sales, use and property taxes.

Employees

At December 31, 2012, we had a total of 96 employees, including five part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana. We own our main office and three branch offices. The fourth branch office is leased with the term of the lease expiring in 2014. We have purchased property with the intention of building a new branch in 2013 which will eventually replace the leased branch.  The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2012 was approximately $6.0 million. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel.

We maintain an on-line database of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2012 was $469,000.

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

The Supervisory Agreement requires prior written non-objection of the OCC (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Bank. The Bank has not declared or paid dividends, nor has it made any other capital distribution to the Company without the required prior approval. The Bank’s last approved dividend to the Company was paid on March 1, 2013. All required regulatory non-objections to the dividend declaration were obtained. The Bank is in compliance with this provision of the Supervisory Agreement.

The Supervisory Agreement places restrictions on the Bank with respect to certain operating activities, requiring prior notice to the OCC (formerly the OTS) of changes in directors and senior executive officers and prior written non-objection from the OCC (formerly the OTS) with respect to senior executive officer or director compensation, material third party service provider contracts, and asset growth over certain levels until the approval of the Bank’s Business Plan. Asset growth resulting from lending activities has not exceeded interest credited since third quarter 2010 (the quarter in which the Supervisory Agreement was executed). No payments covered by the Supervisory Agreement’s restriction on “golden parachute payments” as defined in 12 CFR § 359.1(f) have been made or requested since the effective date of the Supervisory Agreement. The appointment of Thomas Parent and Sarah Byrn to the Board of Directors were approved by the OCC. The Bank believes it is in compliance with these provisions of the Supervisory Agreement. An application requesting the approval of the employment of Senior Vice President and Chief Lending Officer Timothy Clary is currently pending before the OCC.

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

The MOU also requires prior written non-objection of the Federal Reserve (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Company and of any Company debt not in the ordinary course (including loans, cumulative preferred stock and subordinated debt) unless such debt is contemplated by the capital plan. The Company does not now hold any such debt. The Company believes it is in compliance with the provisions of the MOU. The Company paid quarterly cash dividends to its shareholders in December 2012 and March 2013, after receiving all required regulatory non-objections.

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

Randolph F. Williams (age 64). Mr. Williams is President and Chief Executive Officer of LSB Financial and its wholly-owned subsidiary, Lafayette Savings. Mr. Williams was appointed to the Board of Directors of LSB Financial in September 2001. He was appointed President of LSB Financial in September 2001 and Chief Executive Officer in January 2002. Mr. Williams served as President and Chief Operating Officer of Delaware Place Bank in Chicago, Illinois from 1996 until joining LSB Financial. Mr. Williams has over 25 years of banking-related experience.

Mary Jo David (age 63). Ms. David is Senior Vice President, Chief Financial Officer and Secretary of LSB Financial and Lafayette Savings. She has held these positions with the Company since its formation in 1994 and with Lafayette Savings since 1992 and was elected a Director of LSB Financial and Lafayette Savings in 1999.

Timothy Clary (age 53 ). Mr. Clary is Senior Vice President and Chief Lending Officer of Lafayette Savings. He has served in that position since joining the Company in August 2012. Prior to joining Lafayette Savings, Mr. Clary was Senior Vice President of NorStates Bank, based in Waukegan, Illinois. Before NorStates, Mr. Clary served for 13 years as President of Chicago Community Bank, based in Chicago, Illinois.

Todd C. Van Sickel (age 53). Mr. Van Sickel is Vice President-Director of Operations of Lafayette Savings. He has served in that position since joining the Company in 2003. Mr. Van Sickel served as Senior Vice President of First National Bank and Trust in Kokomo, Indiana from 1988 until joining Lafayette Savings.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.  As of February 22, 2013, there were approximately 739 holders of record of LSB Financial Common Stock and 1,555,972 shares of issued and outstanding common stock. LSB Financial’s stock is quoted on the Nasdaq Global Market under the symbol “LSBI.”

The following table sets forth, for the periods shown, the high and low sale price of the common stock and cash dividends per share declared. All amounts have been adjusted to reflect stock dividends and stock splits declared by the Company to date. The last stock dividend was declared in 2006.

Quarter Ended	High	Low	Cash Dividends Declared

March 31, 2011	$16.35	$13.58	$0.00
June 30, 2011	16.00	15.10	0.00
September 30, 2011	15.99	12.50	0.00
December 31, 2011	14.49	12.28	0.00
March 31, 2012	19.05	13.50	0.00
June 30, 2012	19.00	16.96	0.00
September 30, 2012	18.75	17.80	0.00
December 31, 2012	21.19	17.95	0.05

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. Under the Bank’s Supervisory Agreement and LSB Financial’s Memorandum of Understanding with the OTS any declaration or payment of dividends or other capital distributions by the Bank or LSB Financial must receive prior written non-objection from the Federal Reserve and the OCC. Restrictions on dividend payments are described in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

In addition, the “Equity Compensation Plan Information” contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

(b)  We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-K.

(c)  The following table sets forth the number and price paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(2)

October 1 – October 31, 2012	---	---	---	52,817
November 1 – November 30, 2012	---	---	---	52,817
December 1 – December 31, 2012	---	---	---	52,817
Total	---	---	---	52,817

(1)	There were no shares repurchased other than through a publicly announced plan or program.
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

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Selected Financial Condition Data:
Total assets	$364,610	$364,290	$371,847	$371,050	$373,012
Loans receivable, including loans held for sale, net	281,620	305,630	323,075	321,163	326,639
Securities available-for-sale	29,744	13,845	11,805	11,345	11,853
Short-term investments	5,778	3,156	2,980	4,817	9,179
Deposits	308,637	308,433	311,458	277,866	258,587
Total borrowings	15,000	18,000	22,500	57,000	78,500
Shareholders’ equity	38,955	36,174	35,577	33,884	34,075

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, except share data)
Selected Operations Data:
Total interest income	$15,720	$17,594	$18,895	$19,659	$21,319
Total interest expense	3,225	4,189	6,115	9,335	11,286
Net interest income	12,495	13,405	12,780	10,324	10,033
Provision for loan losses	2,100	5,361	2,759	3,197	1,102
Net interest income after provision for loan losses	10,395	8,044	10,021	7,127	8,931
Deposit account service charges	1,338	1,397	1,522	1,525	1,736
Gain on sales of mortgage loans	2,489	1,080	1,019	1,386	117
Gain on sale of securities	---	54	---	---	---
Loss on real estate owned	(97)	(700)	(441)	(183)	(156)
Other non-interest income	1,036	1,077	980	1,059	1,194
Total non-interest income	4,766	2,908	3,080	3,787	2,891
Total non-interest expense	10,970	10,259	9,932	10,503	9,286
Income before taxes	4,191	693	3,169	411	2,536
Income taxes (credits)	1,532	154	1,052	(49)	796
Net income	$2,659	$539	$2,117	$460	$1,740

Earnings per share	$1.71	$0.35	$1.36	$0.30	$1.12
Earnings per share, assuming dilution	1.70	0.35	1.36	0.30	1.12
Dividends paid per share	0.05	0.00	0.25	0.50	1.00

	December 31,
	2012		2011		2010		2009		2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.73%		0.15%		0.56%		0.12%		0.48%
Return on equity (ratio of net income to average equity)	7.32		1.48		6.09		1.34		5.08
Average interest rate spread during period	3.88		3.99		3.65		2.82		2.82
Net interest margin(1)	3.87		4.02		3.68		2.94		2.97
Operating expense to average total assets	3.01		2.82		2.62		2.81		2.58
Average interest-earning assets to average interest-bearing liabilities	0.99	x	1.02	x	1.02	x	1.04	x	1.05	x

Quality Ratios:
Non-performing assets to total assets at end of period	1.84%		3.79%		5.18%		3.91%		2.52%
Allowance for loan losses to non-performing loans	91.56		44.21		29.53		29.65		46.35
Allowance for loan losses to loans receivable	2.06		1.73		1.64		1.16		1.12

Capital Ratios:
Shareholders’ equity to total assets at end of period	10.68		9.93		9.56		9.13		9.14
Average shareholders’ equity to average total assets	10.32		9.99		9.18		9.17		9.53
Dividend payout ratio	2.93		0.00		18.38		168.48		89.43

Other Data:
Number of full-service offices	5		5		5		5		5

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

Lafayette Savings is, and intends to continue to be, an independent, community-oriented financial institution. The Bank has been in business for 143 years and differs from many of our competitors by having a local board and local decision-making in all areas of business. In general, our business consists of attracting or acquiring deposits and lending that money out primarily as real estate loans to construct and purchase single-family residential properties, multi-family and commercial properties and to fund land development projects. We also make a limited number of commercial business and consumer loans.

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community, for understanding their financial needs and for finding a way to meet those needs. We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies. We believe this sets us apart from the other 22 banks and credit unions that compete with us. We also believe that operating independently under the same name for over 143 years is a benefit to us - especially as local offices of large banks often have less local authority as their companies strive to consolidate. Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local or very large bank has proved to be a successful strategy.

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area. Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University. There are three things that set Greater Lafayette apart from other urban areas of the country - the presence of a world class university, Purdue University; a government sector due to the presence of the county seat; and the mix of heavy industry and high-tech innovative start-up companies tied to Purdue University. In addition, Greater Lafayette is a regional health care center serving nine counties and has a large campus of Ivy Tech Community College.

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended 2012 at 7.5% compared to 8.2% for Indiana and 7.8% nationally. The local housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings. As of the most recent third quarter results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area (“MSA”) was a 0.19% increase with the one-year change a 0.52% increase. For the third quarter of 2012, the most recent report available, housing prices in the MSA increased 1.02%. Existing home sales increased 17% in Tippecanoe County in 2012, while the average price of a home sold in 2012 was 6% higher than in 2011. New home starts increased to 488 in 2012, a 6% increase over 2011.

The area’s diversity did not make us immune to the ongoing effects of the recession; however, growth continues, although not at the same rate as before the recession. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2012 totaled $605 million compared to $444 million in 2011 and $640 million in 2010. Purdue, the area’s largest employer, increased enrollment to over 40,000 in 2012.

Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, recently announced addition of more production capacity for a new model to be built there. Wabash National, the area’s second largest industrial employer, continues to hire and intends to employ 60 more welders for a new line for production of bulk liquid storage containers. Nanshan America began operating its new aluminum extrusion plant in Lafayette in 2012 which will employ 200 people. Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014.  Overall, about 470 new jobs were created in 2012.  While the developments noted above lead us to believe the most serious problems are behind us as increased hiring and new industry moving to town have continued, we expect the recovery to be long term.

We have seen progress in our problem loans as more borrowers who had fallen behind on their loans are qualifying for troubled debt restructures, have resumed payments or we have acquired control of their properties. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In 2012, we acquired 5 properties through deeds-in-lieu of foreclosure and 5 properties through foreclosure. We sold 36 OREO properties in 2012.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. In 2012 total deposits remained fairly flat, increasing by only $204,000, from $308.4 million to $308.6 million. This increase consisted of a $12.4 million increase in our core deposits offset by a $12.2 million decrease in our higher rate time accounts.  The movement was primarily because of depositors’ preference for immediate access to their accounts if needed. Our reliance on brokered funds as a percentage of total deposits decreased slightly in 2012 from 5.27% of deposits to 4.43% with the actual dollar amount decreasing from $16.2 million to $13.7 million. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve. The Federal Reserve has held short-term rates at almost zero for the last three years while long-term rates have fallen to the 3.0% range. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step and in fact our net interest margin increased to a record high of 4.12% before falling to 3.87% at year end. The decrease was generally due to the continued decline in loan rates while deposit rates have started to level out.  Our expectation for 2013 is that deposits rates will remain at these low levels as the Federal Reserve continues to focus on strengthening the economy. Overall loan rates are expected to stay low or fall slightly.

Rate changes can typically be expected to have an impact on interest income. Because the Federal Reserve has stated it intends to keep rates low, we expect to see little change in the money supply or market rates in 2013. Low rates generally increase borrower preference for fixed rate products which we typically sell on the secondary market. Some existing adjustable rate loans can be expected to reprice to lower rates which could be expected to have a negative impact on our interest income, although many of our loans have already reached their interest rate floors. While we would expect to sell the majority of our fixed rate loans on the secondary market, we expect to book some higher quality loans to replace runoff in the portfolio. Although new loans put on the books in 2012 will be at comparatively low rates we expect they will provide a return above any other opportunities for investment.

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

2012 Summary

Our strategy in 2012 was to focus on improving credit quality by enhancing credit analysis, working to manage non-performing loans and dispose of other real estate owned (OREO), control the cost of funds and other expenses, and focus on growth in other income. New lending was focused on selectively extending credit to stronger borrowers to improve credit quality and on increasing our secondary market lending, including VA and FHA lending to qualified borrowers. Our credit department is fully staffed with a department manager experienced in credit analysis and debt restructuring, an experienced credit analyst and two collectors.

Although the local economy fared somewhat better in 2012, the opportunity for loan production was generally lower than expected despite low market interest rates.  Local unit residential real estate sales in 2012 increased from 2011, from 1,627 properties to 1,922, and building permits for single family homes were up by 6%. Commercial real estate activity was more often due to existing properties changing hands or being refinanced rather than new projects being started. New commercial building activity was minimal. Our residential loan originators originated and sold $84.1 million of residential loans on the secondary market for a gain of $2.5 million. In 2012, we sold $2.7 million of OREO properties, consisting of 36 properties.

In 2012 we allocated $2.1 million to loan loss reserves. The largest portion of the allocation covered the charge off of $885,000 of loans where we no longer expected payment, $520,000 to charge down the balance on loans to be restructured, $290,000 to write off the loss on property sales where we agreed to let the borrower accept a price lower than the balance on their loan, and $71,000 to reduce OREO properties to market value based on new appraisals when we obtained control of the properties and transferred them into OREO. We had recoveries of $179,000 in 2012 and added $1.4 million of foreclosed properties to OREO. At December 31, 2012 our allowance for loan losses to total loans was 2.06%, compared to 1.73% at December 2011. Our non-performing loans decreased from $12.1 million at December 31, 2011 to $6.4 million at December 31, 2012, including $3.5 million of loans that were less than 90 days past due but must remain as non-performing loans until they show they can continue to perform, typically by paying as agreed for six months. At December 31, 2012, our allowance for loan losses compared to non-performing loans was 91.56% compared to 44.21% at December 31, 2011. Non-performing loans compared to total loans decreased from 3.95% at December 31, 2011 to 2.29% at December 31, 2012. Our OREO properties at December 31, 2011 were $1.7 million compared to $256,000 at December 31, 2012.  In 2011 we wrote off losses of $700,000 on the sale of OREO properties generally due to the deterioration in the condition of the properties at the time of sale compared to $97,000 in 2012. We believe our allowance for loan losses to be adequate to absorb estimated incurred losses inherent in our loan portfolio. While we continue to seek to lower our delinquencies, based on our analysis we believe we have sufficient reserves to cover incurred losses.

The continuing upward slope of the yield curve in 2012 had the expected effect of increasing interest rate margins through the first half of the year. While loans tied to prime remained at low rates and other repricing variable rate loans repriced to lower rates resulting in a 26 basis point decrease in the yield on loans, deposit rates also reacted to the lower rates and the average rate decreased by 30 basis points. This was due to both the decrease in deposit rates and the movement of deposits from higher rate time accounts to lower rate demand and savings accounts.  However, our percentage of interest earning assets to interest bearing liabilities fell to 0.99% over the year as the slow loan growth and the workout of problem loans resulted in increases in cash that could not immediately be reinvested in higher-earning loans.

Other non-interest income, excluding the gain on sale of loans and the loss on the sale of OREO, decreased by $154,000 from December 31, 2011 to December 31, 2012 generally due to a $59,000 decrease in deposit account fees due primarily to changes in our fee structure due to changes mandated by Dodd-Frank debit card fees, a $54,000 decrease in the gain on the sale on investment securities as we chose not to sell any investments in 2012, and a $41,000 decrease in mortgage loan servicing fees due to the increase in loan refinancing.  When loans that we service refinance, the value of our mortgage servicing rights is reduced accordingly.

The results of our loan and deposit activity in 2012 are illustrated in the Selected Financial Condition Data on page 35 and include:

•	Residential mortgage loans (including loans held for sale) decreased by 10.2% from $112.0 million to $100.6 million.

•
All other real estate loans, net, including multi-family, land, land development, construction and commercial real estate loans decreased 6.2% from $170.0 million to $159.4 million net of undisbursed loans.

•	Commercial business lending decreased 7.5% from $14.4 million to $13.3 million.

•	At December 31, 2012, 72.2% of our gross loan portfolio had adjustable interest rates.

•
Total deposit accounts increased 0.1% from $308.4 million at December 31, 2011 to $308.6 million at December 31, 2012, with core deposits increasing 8.0% from $155.3 million to $167.7 million over the same period.

2013 Overview

We expect to see continued slow growth in our residential loan portfolio through 2013 with interest rates generally staying at or near historically low levels. While we expect to see good volume in residential mortgage loan refinance activity as long as loan rates stay at this level, we intend to originate these loans for sale on the secondary market when borrowers choose long-term fixed rate terms, while keeping some of our shorter-term fixed rate loans and adjustable rate loans in our portfolio. We expect to have the opportunity to consider some new commercial loans but will continue to evaluate them with an eye to credit quality. However, portfolio loan growth overall is expected to be modest at best.

Our operating results will be less affected by the disposition of non-performing loans including the disposition of properties in foreclosure or held in other real estate owned, the level of the provision for loan losses to recognize impairments due to lower appraisal values, the loss of interest income on non-performing assets and non-interest expenses incurred in obtaining, marketing and disposing of the properties in 2013 as we made significant progress in addressing these problems in 2012. Our allowance for loan losses to non-performing loans ended the year at 91.56% and the allowance for loan losses to total loans was 2.06%, both significantly improved. We continue to work proactively with troubled borrowers while their situation is still salvageable. We monitor these and all other loans in our portfolio carefully and perform specific impairment analyses on any loans over 90 days delinquent. Based on our analysis, we believe that our current loan loss reserve is sufficient to cover estimated incurred losses.

We intend to continue to follow a strategy in 2013 that includes (1) maintaining a strong capital position, (2) managing our vulnerability to changes in interest rates by emphasizing adjustable rate and/or shorter-term loans, (3) optimizing our net interest margin by supplementing our traditional mortgage lending with prudent multi-family and commercial real estate, consumer and construction loans when feasible, (4) working to originate and sell residential mortgage loans in the secondary market for a fee, including FHA and VA loans, to access a market not previously available to us, and (5) funding our growth by using primarily local deposits but using brokered deposits and FHLB advances should loan growth warrant it.

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

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, many financial institutions continue to be affected by an uncertain real estate market. While we continue to take steps to decrease and limit our exposure to problem loans, and while our local economy has remained somewhat insulated from the most severe effects of the current economic environment, we nonetheless retain direct exposure to the residential and commercial real estate markets and we are affected by these events.

Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the current level of low economic growth on a national scale, the occurrence of another national recession or a deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Recent and Future Legislation. Over the last four and one-half years, Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market, and the overall regulation of financial institutions and the financial system. See Part I, Item 1 – Regulation and Supervision, Dodd-Frank Act and New Proposed Capital Rules for a description of recent legislation and regulatory actions. There can be no assurance regarding the specific impact that such measures may have on us and no assurance whether or to what extent we will be able to benefit from such programs.

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

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past five years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have continued to observe tight lending standards, including with respect to other financial institutions, although there have been signs that lending is increasing. These market conditions have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, and increased market volatility. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry. In particular, the Company may face the following risks in connection with these events:

•
We are experiencing, and expect to continue experiencing increased regulation of our industry, particularly as a result of the Dodd-Frank Act and the CFPB. Compliance with such regulation is expected to increase our costs and may limit our ability to pursue business opportunities.

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

•
Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation (FDIC) and reduced the ratio of reserves to insured deposits.

In addition, the Federal Reserve Bank has been injecting vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Company or reducing the availability of funds to the Company to finance its existing operations.

Changes in Insurance Premiums. The FDIC insures the Bank’s deposits up to a maximum amount, generally $250,000 per depositor. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the designated reserve ratio for the Deposit Insurance Fund at 2.0% of insured deposits. The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed is in addition to the amount paid for deposit insurance. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

Concentrations of Real Estate Loans Could Subject the Company to Increased Risks in the Event of a Real Estate Recession or Natural Disaster. A significant portion of the Company’s loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While property values in the Midwest show signs of stabilizing, a further weakening of the real estate market in our primary market area could result in an increase in the number of borrowers unable to refinance or who may default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Significant natural disasters can also negatively affect the value of real estate that secures our loans or interrupt our business operations, also negatively impacting our operating results or financial condition.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2012, included in this Annual Report on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition at December 31, 2012 compared to December 31, 2011

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

	December 31,	December 31,	$	%
	2012	2011	Difference	Difference

Total assets	$364,610	$364,290	$320	0.09%

Loans receivable, including loans held for sale, net	281,620	305,630	(24,010)	(7.86)
1-4 family residential mortgage loans	100,579	111,987	(11,408)	(10.19)
Home equity lines of credit	16,421	17,330	(909)	(5.25)
Other real estate loans net undisbursed portion of loans	159,367	169,855	(10,499)	(6.17)
Commercial business loans	13,290	14,366	(1,076)	(7.49)
Consumer loans	1,131	1,162	(31)	(2.67)
Loans sold	84,144	52,700	31,444	59.67

Non-performing loans	2,907	6,764	(3,857)	(57.02)
Loans less than 90 days past due, not accruing	3,536	5,295	(1,759)	(33.22)
Other real estate owned	256	1,746	(1,490)	(85.34)
Non-performing assets	6,699	13,805	(7,106)	(51.47)

Available-for-sale securities	28,004	13,845	14,159	114.84
Short-term investments	5,778	3,156	2,622	83.08

Deposits	308,637	308,433	204	0.07
Core deposits	167,704	155,223	12,425	8.00
Time accounts	140,933	153,154	(12,221)	(7.98)
Brokered deposits	13,690	16,244	(2,554)	(15.72)

FHLB advances	15,000	18,000	(3,000)	(16.67)
Shareholders’ equity (net)	38,955	36,174	2,781	7.69

As shown in the table above, the net balance in our loan portfolio decreased by $24.0 million from December 31, 2011 to December 31, 2012. Loans decreased primarily due to an $11.4 million decrease in residential loans largely the result of borrowers taking advantage of low market interest rates and refinancing to primarily fixed rate loans which we typically sell on the secondary market. We sold $84.1 million of residential loans in 2012 compared to $52.7 million in 2011. These loans were sold based on asset/liability considerations and to increase income from the gain on sale of loans. There was also an $11.4 million decrease in home equity and other real estate loans due primarily to the low volume of new loan activity combined with the paydown or chargeoff of existing loans.

The $14.2 million increase in our available-for-sale securities was primarily due to a desire to get a return on investments in light of slow loan demand and to have investments available to use for liquidity purposes. The balance in short term investments will be moved to investment securities as opportunities arise. Due to low returns on these investments we try to keep the balances at the minimal amount needed to meet cash flow needs.

Deposit balances remained virtually constant. Because we have minimal loan demand we are not aggressively working to generate deposits, however, we have worked to attract depositors to our core deposit accounts rather than into higher rate time deposits. Part of our success in this endeavor is because of a desire on the part of depositors not to lock up their funds for longer periods in uncertain times. In 2012 we reduced time deposits by $12.2 million and increased core deposits by $12.4 million. We are generally letting brokered funds roll off as they mature.

We utilize advances available through the FHLB as needed to provide additional funding for loan growth as well as for asset/liability management purposes. At December 31, 2012, we had $15.0 million in FHLB advances outstanding compared to $18.0 million at December 31, 2011. Based on the collateral we currently have listed under a blanket collateral arrangement with the FHLB, we could borrow up to $53.7 million in additional advances. We have other collateral available if needed. These advances are generally available on the same day as requested and allow us the flexibility of keeping our daily cash levels tighter than might otherwise be prudent.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, decreased from $13.8 million at December 31, 2011 to $6.7 million at December 31, 2012. Non-performing loans at December 31, 2012 consisted of $3.7 million of loans on residential real estate, $2.7 million on land or commercial real estate loans, a $50,000 commercial business loans and a $2,000 consumer loans. Foreclosed assets consisted of a $256,000 commercial real estate property. At December 31, 2012, our allowance for loan losses equaled 2.06% of total loans compared to 1.73% at December 31, 2011. The allowance for loan losses at December 31, 2012 totaled 88.06% of non-performing assets compared to 38.62% at December 31, 2011, and 91.56% of non-performing loans at December 31, 2012 compared to 44.21% at December 31, 2011. Our non-performing assets equaled 3.79% of total assets at December 31, 2011 compared to 1.84% at December 31, 2012. The decrease in non-performing loans is due to $1.5 million of loans taken into OREO, $622,000 of loans being charged down or charged off by the Bank, $1.9 million being sold in short sales where the Bank agreed to take a lesser amount for the loan, $1.8 million from loans paid off or paid down by borrowers and $1.3 million from upgraded loans that are performing as agreed. These were offset by $1.6 million of loans added to non-accrual loans during the year.

When a non-performing loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property. An adjustment to loan loss reserves is made at that time for any anticipated losses. This analysis is reviewed and updated quarterly thereafter. It may take several months or up to two years to move a foreclosed property through the system to the point where we can obtain title to and dispose of it. We attempt to acquire properties through deeds-in-lieu of foreclosure if there are no other liens on the properties. In 2012, we acquired 5 properties through deeds-in-lieu of foreclosure and 5 properties through foreclosure. In 2011, we acquired 19 properties through deeds-in-lieu of foreclosure and 12 properties through foreclosure. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased $2.8 million, or 7.69%, during 2012 primarily as a result of net income of $2.7 million. Shareholders’ equity to total assets was 10.68% at December 31, 2012 compared to 9.93% at December 31, 2011.

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

	2012				2011
	Average Outstanding Balance		Interest Earned/Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/Paid	Yield/ Rate
				(Dollars in thousands)
Assets
Interest-earning assets
Loans receivable(1)	$291,590		$15,162	5.20%	$313,551		$17,134	5.46%
Mortgage-backed securities	6,749		175	2.59	2,608		89	3.41
Other investments	21,244		283	1.33	13,769		283	2.06
FHLB stock	3,185		100	3.14	3,351		88	2.63
Total interest-earning assets	322,768		15,720	4.87	333,279		17,594	5.28
Non-interest earning assets	41,576				30,971
Total assets	$364,344				$364,250

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings deposits	$27,890		20	0.07	$25,559		39	0.15
Demand and NOW deposits	131,101		420	0.32	122,770		640	0.52
Time deposits	148,445		2,399	1.62	158,080		3,071	1.94
Borrowings	17,000		386	2.27	19,250		439	2.28
Total interest-bearing liabilities	324,436		3,225	0.99	325,659		4,189	1.29
Other liabilities	2,309				2,218
Total liabilities	326,745				327,877
Shareholders’ equity	37,599				36,373
Total liabilities and shareholders’ equity	$364,344				$364,250
Net interest income			$12,495				$13,405
Net interest rate spread				3.88%				3.99%
Net earning assets	$(1,668)				$7,620
Net yield on average interest-earning assets				3.87%				4.02%
Average interest-earning assets to average interest-bearing liabilities	0.99	x			1.02	x
_________________
(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

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

	2012 vs. 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable	$(1,177)	$(795)	$(1,972)
Mortgage-backed securities	130	(44)	86
Other investments	121	(121)	---
FHLB stock	(5)	17	12
Total interest-earning assets	$(931)	$(943)	$(1,874)

Interest-bearing liabilities:
Savings deposits	$2	$(21)	$(19)
Demand deposits and NOW accounts	28	(248)	(220)
Time deposits	(163)	(509)	(672)
Borrowings	(51)	(2)	(53)
Total interest-bearing liabilities	$(185)	$(780)	$(964)

Net interest income			$(910)

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011.

General. Net income for the year ended December 31, 2012 was $2.7 million, an increase of $2.1 million or 393.3%, from net income of $539,000 for the year ended December 31, 2011. The primary reason for the increase was a $3.3 million decrease in the provision for loan losses, as well as a $1.9 million increase in non-interest income  partially offset by a $1.4 million increase in taxes on income, a $910,000 decrease in net interest income and a $711,000 increase in non-interest expenses.

Our return on average assets was 0.73% for the year ended 2012, compared to 0.15% for the year ended 2011. Return on average equity was 7.32% for the year ended 2012 compared to 1.48% for 2011. We paid cash dividends on common stock during 2012 totaling $77,000, or $0.05 per share, representing a dividend payout ratio (dividends declared per share divided by diluted net income per share) of approximately 2.9%.  We paid no quarterly cash dividends on common stock in 2011.

Net Interest Income. Net interest income for the year ended December 31, 2012 decreased $910,000 from the same period in 2011. Our net interest margin (net interest income divided by average interest-earnings assets) decreased from 4.02% at December 31, 2011 to 3.87% at December 31, 2012. The largest factor in the decrease in net interest income was the decrease in the average rate on interest-earning assets, particularly loans, with the average rate on interest-earning assets decreasing 41 basis points from 5.28% in 2011 to 4.87% in 2012. The balance of average interest-earning assets also decreased over the period from $333.3 million in 2011 to $322.8 million in 2012. The average rate on deposits and FHLB advances decreased from 1.29% in 2011 to 0.99% in 2012 caused primarily by extreme reductions in short-term interest rates due to cuts by the Federal Reserve. Separating deposits from FHLB advances, the rate on deposits decreased from 1.22% in 2011 to 0.92% in 2012 while the rate on advances remained flat, falling only one basis point from 2.28% in 2011 to 2.27% in 2012. Overall, the average rate on loans and investments decreased by 41 basis points while the average rate paid on advances and deposits decreased by only 29 basis points.

Interest income on loans decreased $2.0 million for the year ended December 31, 2012 compared to a decrease of $1.3 million for the year ended December 31, 2011 primarily because of lower average loan volume but also due to lower interest rates. The average balance of loans held in our portfolio decreased by $22.0 million from $313.6 million in 2011 to $291.6 million in 2012.The average yield on loans decreased from 5.46% for the year ended December 31, 2011 to 5.20% for the year ended December 31, 2012.

Interest income on investments increased $98,000 taking into account an increase of $12,000 in dividends on FHLB stock for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in interest on investments and FHLB stock was primarily due to $10.5 million increase in the average balance of investments from $19.7 million in 2011 to $31.2 million in 2012 partially offset by a 54 basis point decrease in the average rates on investments from 2.33% in 2011 to 1.79% in 2012 due to the decrease in market rates.

Interest expense for the year ended December 31, 2012 decreased $964,000 from the same period in 2011. This decrease was primarily due to a decrease in the average rate paid on interest-bearing liabilities consisting of deposit accounts and FHLB advances from 1.29% in 2011 to 0.99% in 2012. Average balances of deposits increased slightly from $306.4 million in 2011 to $307.4 million in 2012 while repayment of FHLB advances in 2012 reduced their average balance from $19.3 million in 2011 to $17.0 million in 2012.

Provision for Loan Losses. The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	December 31,
	2012	2011	2010
	(Dollars in Thousands)
Loans delinquent 30-59 days	$1,176	$2,263	$559
Loans delinquent 60-89 days	781	1,006	808
Total delinquencies	1,957	3,269	1,367
Accruing loans past due 90 days	---	---	676
Non-accruing loans	6,443	12,059	17,370
Total non-performing loans	6,443	12,059	18,046
OREO	256	1,746	1,214

Total non-performing assets	$6,699	$13,805	$19,260

The accrual of interest income is discontinued when a loan becomes 90 days and three payments past due. Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and the borrower has the capacity to repay.

Troubled debt restructurings and loans that begin to perform after a period of nonperformance are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure. There were $3.5 million of loans at December 31, 2012 considered non-accruing in the chart above that are troubled debt restructurings or loans that have begun to perform after a period of nonperformance compared to $5.3 million at December 31, 2011.

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

At December 31, 2012 our largest areas of concern were loans on one- to four-family non-owner-occupied rental properties and, to a lesser extent loans on one- to four-family owner-occupied residences and loans on non-residential properties.  Loans delinquent more than 30 days at December 31, 2012 included $2.6 million of loans on one- to four-family rental properties, $697,000 of loans on one- to four-family owner-occupied properties and $487,000 of loans on non-residential properties.  We also have $778,000 of loans on multi-family properties where we have a signed purchase agreement on $700,000 of that amount and do not consider it an area of concern.  There has been some improvement in the local economy and we are seeing enough improvement in our one- to four-family rental property market to warrant restructuring a number of those relationships.  However, we are working to decrease our concentrations in that sector especially in non-campus housing.

We recorded a $2.1 million provision for loan losses during 2012 as a result of our analyses of our current loan portfolios, compared to $5.4 million during 2011. The provisions were necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent and incurred in the loan portfolio. During the year 2012, we charged $1.7 million against loan loss reserves on 22 loans either written off, written down to fair value or taken into other real estate owned. We expect to obtain possession of more properties in 2013 that are currently in the process of foreclosure. The final disposition of these properties may be expected to result in a loss in some cases. The $5.9 million reserve for loan losses in 2012 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

Our loan portfolio does not contain option ARM products, interest only loans, or loans with initial teaser rates. While we occasionally make loans to borrowers with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan. We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for a particular property type. We currently have $5.4 million of mortgage loans that are not one- to four-family loans that qualify as high loan-to-value. We typically make these loans only to well-qualified borrowers and none of these loans are delinquent. We also have $6.5 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines. Of these loans, $19,000 are currently over 30 days past due. Our total high loan-to-value loans at December 31, 2012 were at 29% of capital, well under regulatory guidelines of 100% of capital. We have $16.4 million of home equity lines of credit of which none are delinquent more than 30 days.

At December 31, 2012, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent, loans less than 90 days past due still on nonaccrual, and other real estate owned, totaled $6.7 million compared to $13.8 million at December 31, 2011. In addition to our non-performing assets, we identified $9.6 million in other loans of concern where information about possible credit problems of the borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At December 31, 2012, we believe that our allowance for loan losses was adequate to absorb estimated losses inherent in our loan portfolio. Our allowance for losses equaled 2.06% of net loans receivable and 91.56% of non-performing loans at December 31, 2012, compared to 1.73% and 44.21% at December 31, 2011, respectively. Our non-performing assets equaled 1.84% of total assets at December 31, 2012 compared to 3.79% at December 31, 2011. We typically sustain losses averaging about 30% of the total principal balance on non-performing loans that progress to foreclosure and are then sold as OREO properties. At December 31, 2012 our reserve for loan losses exceeded this amount by over $3.9 million.

Non-Interest Income. Non-interest income for the year ended December 31, 2012 increased by $1.9 million, or 63.89%, compared to the same period in 2011. The increase was primarily due to a $1.4 million increase in the gain on sale of loans due to the increase in the volume of loans sold from $52.7 million in 2011 to $84.1 million in 2012, and to a decrease in the loss recognized on the sale of OREO properties  from a $700,000 loss in 2011 to a $97,000 in 2012. These increases were partially offset by decreases in other non-interest income, including a $59,000 decrease in deposit account fees due primarily to changes in our fee structure due to changes mandated by Dodd-Frank debit card fees, a $54,000 decrease in the gain on the sale of investment securities as we chose not to sell any investments in 2012, and a $41,000 decrease in mortgage loan servicing fees due to the increase in loan refinancing.  When loans that we service refinance, the value of our mortgage servicing rights is reduced accordingly.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2012 increased $711,000 over the same period in 2011. The increase was primarily due to a $740,000 increase in salaries and benefits due primarily to a $425,000 increase in salaries due to continuing loan origination activity by commission-based loan originators, a $175,000 increase in incentive pay and a $95,000 increase in the cost of stock options granted.  In addition, advertising costs increased $73,000 as we introduced new mobile banking products and services, occupancy costs increased by $54,000 primarily due to increased depreciation costs mostly related to early replacement of ATM machines to comply with regulatory guidelines, and computer service costs increased by $42,000 for support of new services and to comply with regulatory changes.  These increases in expenses were offset by a $75,000 decrease in FDIC insurance due to lower premium assessments, and a net decrease of $123,000 in other expenses.  Changes in other expenses included a $235,000 decrease in expenses related to acquiring, maintaining and disposing of foreclosed and OREO properties because of the decrease in the number of these properties, partly offset by increased  reporting and compliance costs incurred as part of regulatory compliance

Income Tax Expense. Our income tax provision increased by $1.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to increased income.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the year ended December 31, 2012, the Bank originated loans totaling $135.3 million and purchased $4.3 million of mortgage-backed securities. These activities were funded primarily by principal repayments and prepayments on loans and maturities of mortgage-backed securities totaling $72.2 million. The proceeds from the sale of loans totaled $84.1 million for the year ended December 31, 2012. The Bank also purchased $15.2 million of investment securities funded primarily through maturities of investment securities of $5.3 million and through cash and short term investments. During the year ended December 31, 2011, the Bank purchased $6.5 million of investment securities funded primarily through sales and maturities of investment securities of $4.5 million.

Because there was a decrease in the balance of loans in our portfolio in 2012, we were less aggressive in acquiring additional deposits resulting in deposits staying flat, showing only a $204,000 increase despite the fact that we reduced interest rates from an average of 1.22% in 2011 to 0.97% in 2012. We also allowed $3.0 million of FHLB advances to roll off in 2012. As opportunities for loan growth improve, we intend to use FHLB advances as a source of funding for loans when advantageous interest-rate risk matches can be found.

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

Our current internal policy for liquidity is 5% of total assets. Our liquidity ratio at December 31, 2012 was 14.81% as a percentage of total assets.

We anticipate that we will have sufficient funds available to meet current funding commitments. At December 31, 2012 we had outstanding commitments to originate loans and available lines of credit totaling $33.5 million and commitments to provide borrowers the funds needed to complete current construction projects in the amount of $2.8 million. Certificates of deposit that will mature in one year or less at December 31, 2012 totaled $75.1 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although that cannot be assured. An exception to this rule would be the brokered certificates of deposit. Of the certificates maturing in one year or less at December 31, 2012, none were brokered deposits which will be leaving the Bank at maturity.

LSB Financial also has a need for, and sources of, liquidity. Liquidity is required to fund our operating expenses and fund stock repurchase programs, as well as for the payment of dividends to shareholders as needed. At December 31, 2012, LSB Financial had $223,000 in liquid assets on hand.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2012 and December 31, 2011, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2012 and December 31, 2011 are presented in Note 10 to the Consolidated Financial Statements (“Regulatory Matters”) in this Annual Report on 10-K.

Effective August 31, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with the OTS, requiring the Company to submit to the OTS by October 31, 2010 a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012. In its submitted capital plan, the Company proposes to maintain risk-based capital ratios above twelve percent (200 basis points above the ten percent well-capitalized level), and core capital above eight percent (300 basis points above the five percent well-capitalized level). The current capital levels shown in Note 10 are at least 1% above these levels. The OTS notified the Company that certain revisions to the capital plan primarily relating to consolidated capital ratios and consolidated financial statements of the Company must be submitted by August 30, 2011. As a result of the Dodd-Frank Act, the Bank is being supervised by the OCC and the Company is being supervised by the Federal Reserve from and after July 21, 2011. The Company requested clarification from the Federal Reserve regarding the requested information and submitted a response on August 30, 2011 explaining a labeling correction that the Company believes address the concerns noted by the OTS.

The Bank’s Supervisory Agreement and the MOU require prior OCC and Federal Reserve non-objection to dividends by the Bank or the Company, respectively. In addition, the MOU requires prior approval by the Federal Reserve of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan. LSB Financial does not now hold any such debt. LSB Financial declared quarterly cash dividends in the fourth quarter of 2012 and the first quarter of 2013 after receiving all required regulatory non-objections to the dividend declarations.

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

See Note 15 to the Consolidated Financial Statements regarding off-balance-sheet commitments.

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

Quarterly Results of Operations

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
(Dollars in Thousands, except share data)
2012
March	$4,194	$910	$3,284	$600	$595	$0.38	$0.38
June	3,950	851	3,099	500	509	0.33	0.33
September	3,901	769	3,132	500	879	0.57	0.56
December	3,675	695	2,980	500	676	0.43	0.43
	$15,720	$3,225	$12,495	$2,100	$2,659	$1.71	$1.70

2011
March	$4,475	$1,111	$3,364	$1,176	$205	$0.13	$0.13
June	4,358	1,046	3,312	675	477	0.31	0.31
September	4,399	1,041	3,358	885	457	0.29	0.29
December	4,362	991	3,371	2,625	(600)	(0.38)	(0.38)
	$17,594	$4,189	$13,405	$5,361	$539	$0.35	$0.35

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

LSB Financial Corp.

December 31, 2012 and 2011

Contents

Report of Independent Registered Public Accounting Firm	54

Consolidated Financial Statements
Balance Sheets	55
Statements of Income and Comprehensive Income	56
Statements of Stockholders’ Equity	57
Statements of Cash Flows	58
Notes to Financial Statements	59-92

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
LSB Financial Corp.
Lafayette, Indiana

We have audited the accompanying consolidated balance sheets of LSB Financial Corp. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Financial Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 13, 2013

LSB Financial Corp.
Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

	2012	2011
Assets
Cash and due from banks	$25,643	$18,552
Short-term investments	5,778	3,156
Cash and cash equivalents	31,421	21,708
Interest bearing time deposits	1,740	---
Available-for-sale securities	28,004	13,845
Loans held for sale	1,363	3,120
Loans, net of allowance for loan losses of $5,900 and $5,331 at December 31, 2012 and 2011, respectively	280,257	302,510
Premises and equipment, net	7,069	6,146
Federal Home Loan Bank stock	3,185	3,185
Bank-owned life insurance	6,595	6,434
Interest receivable and other assets	4,976	7,342
Total assets	$364,610	$364,290

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$308,637	$308,433
Federal Home Loan Bank advances	15,000	18,000
Interest payable and other liabilities	2,018	1,683
Total liabilities	325,655	328,116

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; authorized 7,000,000 shares; issued and outstanding 2012 – 1,555,972 shares, 2011 - 1,555,222 shares	15	15
Additional paid-in capital	11,121	11,010
Retained earnings	27,495	24,913
Accumulated other comprehensive income	324	236
Total stockholders’ equity	38,955	36,174
Total liabilities and stockholders’ equity	$364,610	$364,290

See Notes to Consolidated Financial Statements

LSB Financial Corp.
Consolidated Statements of Income and Comprehensive Income
December 31, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

	2012	2011
Interest and Dividend Income
Loans	$15,162	$17,134
Securities
Taxable	352	264
Tax-exempt	162	174
Other	44	22
Total interest and dividend income	15,720	17,594

Interest Expense
Deposits	2,839	3,750
Borrowings	386	439
Total interest expense	3,225	4,189

Net Interest Income	12,495	13,405

Provision for Loan Losses	2,100	5,361

Net Interest Income After Provision for Loan Losses	10,395	8,044

Non-interest Income
Deposit account service charges and fees	1,338	1,397
Net gains on loan sales	2,489	1,080
Net realized gains on sales of available-for-sale securities	---	54
Net loss on other real estate owned	(97)	(700)
Debit card fees	558	560
Other	478	517
Total non-interest income	4,766	2,908

Non-interest Expense
Salaries and employee benefits	6,205	5,465
Net occupancy and equipment expense	1,208	1,154
Computer service	618	576
Advertising	377	304
FDIC Insurance	481	566
ATM	265	216
Other	1,816	1,978
Total non-interest expense	10,970	10,259

Income Before Income Tax	4,191	693

Provision for Income Taxes	1,532	154

Net Income	$2,659	$539
Unrealized appreciation on available-for-sale securities, net of taxes of $58 and $24 at December 31, 2012 and 2011, respectively	88	35

Total comprehensive income	$2,747	$574

Basic Earnings Per Share	$1.71	$0.35

Diluted Earnings Per Share	$1.70	$0.35

See Notes to Consolidated Financial Statements

LSB Financial Corp.
Consolidated Statements of Stockholders’ Equity
December 31, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2011	$15	$10,987	$24,374	$201	$35,577
Net income			539		539
Other comprehensive income				35	35
Stock options exercised (12,327 shares)		8			8
Tax benefit related to stock options exercised		7			7
Share-based compensation expense		8			8

Balance, December 31, 2011	15	11,010	24,913	236	36,174
Net income			2,659		2,659
Other comprehensive income				88	88
Stock options exercised (750 shares)		7			7
Tax benefit related to stock options exercised		2			2
Dividends on common stock, $0.05 per share			(77)		(77)
Share-based compensation expense		102			102

Balance, December 31, 2012	$15	$11,121	$27,495	$324	$38,955

See Notes to Consolidated Financial Statements

LSB Financial Corp.
Consolidated Statements of Cash Flows
December 31, 2012 and 2011
(Dollars in Thousands, Except Per Share Data)

	2012	2011
Operating Activities
Net income	$2,659	$539
Items not requiring (providing) cash
Depreciation	453	404
Provision for loan losses	2,100	5,361
Amortization of premiums and discounts on securities	155	142
Deferred income taxes	(242)	(295)
Loss on other real estate owned	97	700
Gain on sale of securities	---	(54)
Gain on sale of loans	(2,489)	(1,080)
Loans originated for sale	(80,317)	(52,591)
Proceeds on loans sold	84,144	52,700
Share-based compensation expense	102	8
Changes in
Interest receivable and other assets	1,377	861
Interest payable and other liabilities	335	(629)
Net cash provided by operating activities	8,374	6,066

Investing Activities
Net change in interest-bearing deposits	(1,740)	---
Purchases of available-for-sale securities	(19,454)	(6,547)
Proceeds from maturities of available-for-sale securities	5,282	1,589
Proceeds from sale of available-for-sale securities	---	2,889
Net change in loans	18,797	10,681
Proceeds from sale of other real estate owned	2,694	1,003
Redemption of Federal Home Loan Bank stock	---	398
Purchase of premises and equipment	(1,376)	(434)
Net cash provided by investing activities	4,203	9,579

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	12,425	9,272
Net change in certificates of deposit	(12,221)	(12,297)
Proceeds from Federal Home Loan Bank advances	---	11,000
Repayment of Federal Home Loan Bank advances	(3,000)	(15,500)
Proceeds from stock options exercised	7	8
Tax benefits related to stock options purchased	2	7
Dividends paid	(77)	---
Net cash used in financing activities	(2,864)	(7,510)

Increase in Cash and Cash Equivalents	9,713	8,135

Cash and Cash Equivalents, Beginning of Year	21,708	13,573

Cash and Cash Equivalents, End of Year	$31,421	$21,708

Supplemental Cash Flows Information
Interest paid	$3,235	$4,202
Income taxes paid	675	1,414

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	$419	$116
Loans transferred to other real estate owned	1,424	2,625

See Notes to Consolidated Financial Statements

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Note 12.

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
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

Note 2:  Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2012 was $1,581,000.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2012, the Company’s interest-bearing cash accounts do not exceed federally insured limits. Additionally, approximately $24,333,000 and $1,477,000 of cash is held by the Federal Reserve Bank of Chicago and the FHLB of Indianapolis, respectively, which is not federally insured.

Pursuant to legislation enacted in 2012, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.  The legislation expired on December 31, 2012.  Beginning January 1, 2013 noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Note 3:  Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale Securities:
December 31, 2012
U.S. Government sponsored agencies	$10,639	$83	$(13)	$10,709
Mortgage-backed securities-Government sponsored entities	6,989	209	---	7,198
State and political subdivisions	9,840	271	(14)	10,097
	$27,468	$563	$(27)	$28,004
Available-for-sale Securities:
December 31, 2011
U.S. Government sponsored agencies	$3,172	$7	$(2)	$3,177
Mortgage-backed securities-Government sponsored entities	3,570	149	---	3,719
State and political subdivisions	6,710	242	(3)	6,949
	$13,452	$398	$(5)	$13,845

The amortized cost and fair value of available-for-sale securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$280	$281
One to five years	9,711	9,872
Five to ten years	10,488	10,653
After ten years	---	---
	20,479	20,806
Mortgage-backed securities	6,989	7,198
Totals	$27,468	$28,004

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2012 and 2011 was $5.6 million and $938,000, which is approximately 20% and 7%, respectively, of the Company’s available-for-sale investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2012 and 2011.

	2012
	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses

U.S. Government sponsored agencies	$3,076	$13	$	---	$	---	$3,076	$13
State and political subdivisions	2,541	14		---		---	2,541	14
Total temporarily impaired securities	$5,617	$27	$	---	$	---	$5,617	$27

	2011
	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses

U.S. Government sponsored agencies	$368	$2	$	---	$	---	$368	$2
State and political subdivisions	570	3		---		---	570	3
Total temporarily impaired securities	$938	$5	$	---	$	---	$938	$5

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
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

Categories of loans at December 31 include:

	2012	2011
Real Estate
One-to-four family residential	$99,216	$108,867
Multi-family residential	62,823	60,612
Commercial real estate	82,430	90,879
Construction and land development	14,113	18,364
Commercial	13,290	14,366
Consumer and other	1,131	1,161
Home equity lines of credit	16,421	17,330
Total loans	289,424	311,579

Less
Net deferred loan fees, premiums and discounts	(469)	(496)
Undisbursed portion of loans	(2,798)	(3,242)
Allowance for loan losses	(5,900)	(5,331)
Net loans	$280,257	$302,510

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the years ended December 31, 2012 and December 31, 2011 is provided below.

Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2012

2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$667	$436	$1,330	$646	$1,788	$64	$264	136	5,331
Provision charged to expense	421	213	(246)	667	1,156	(2)	(190)	81	2,100
Losses charged off	485	61	83	259	795	---	16	11	1,710
Recoveries	30	1	21	1	28	---	96	2	179
Ending balance	633	589	1,022	1,055	2,177	62	154	208	5,900
ALL individually evaluated	---	14	27	24	253	---	---	---	318
ALL collectively evaluated	633	575	994	1,031	1,924	62	154	208	5,582
Total ALL	633	589	1,021	1,055	2,177	62	154	208	5,900
Loans individually evaluated	49	1,653	5,917	2,891	6,233	---	1,379	92	18,214
Loans collectively evaluated	13,241	46,892	44,754	59,932	76,197	8,928	3,806	17,460	271,210
Total loans evaluated	13,290	48,545	50,671	62,823	82,430	8,928	5,185	17,552	289,424

Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2011

2011	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
Allowance for losses
Beginning balance	$565	$242	$773	$1,138	$2,061	$	---	$480	84	5,343
Provision charged to expense	1,042	249	2,158	238	1,448		64	32	130	5,361
Losses charged off	940	77	1,615	730	1,721		---	278	79	5,440
Recoveries	0	22	14	---	---		---	30	1	67
Ending balance	667	436	1,330	646	1,788		64	264	136	5,331
ALL individually evaluated	129	13	84	---	413		---	---	---	639
ALL collectively evaluated	538	423	1,246	646	1,375		64	264	136	4,692
Total ALL	667	436	1,330	646	1,788		64	264	136	5,331
Loans individually evaluated	2,451	2,094	8,316	4,558	11,764		---	2,140	142	31,465
Loans collectively evaluated	11,915	48,248	50,209	56,054	79,115		8,060	8,164	18,349	280,114
Total loans evaluated	14,366	50,342	58,525	60,612	90,879		8,060	10,304	18,491	311,579

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

GRADE 7 - Doubtful

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

The following tables provide an analysis of loan quality using the above designations, based on property type at December 31, 2012 and December 31, 2011.

Loan Quality Analysis as of December 31, 2012

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total

1- Superior	$27	$3,849	$246	$	---	$103	$667	$193	$1,787	$6,872
2 – Good	3,061	20,104	4,299		7,661	10,924	1,123	172	11,311	58,655
3 - Pass Low risk	7,982	16,459	12,625		31,281	31,853	5,383	286	3,374	109,243
4 – Pass	1,689	6,221	24,623		18,010	22,993	1,755	1,387	1,078	77,756
4W - Watch	186	746	2,894		2,954	5,014	---	1,769	---	13,563
5 - Special mention	296	---	2,535		2,139	4,658	---	---	---	9,628
6 - Substandard	49	1,166	3,449		778	6,885	---	1,378	2	13,707
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 – Loss	---	---	---		---	---	---	---	---	---
Total	$13,290	$48,545	$50,671		$62,823	$82,430	$8,928	$5,185	$17,552	$289,424

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Loan Quality Analysis as of December 31, 2011

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total

1- Superior	$257	$2,911	$115	$	---	$107	$	---	$200	$1,743	$5,333
2 - Good	2,719	18,638	5,167		8,176	10,761		1,094	763	11,336	58,654
3 - Pass Low risk	6,408	19,801	13,665		24,884	33,730		4,170	354	4,376	107,388
4 - Pass	2,229	6,403	28,118		20,475	25,302		2,796	1,312	803	87,438
4W - Watch	303	748	6,398		4,342	9,772		---	2,077	90	23,730
5 - Special mention	1,550	475	188		704	232		---	3,501	99	6,749
6 - Substandard	900	1,366	4,874		2,031	10,975		---	2,097	44	22,287
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$14,366	$50,342	$58,525		$60,612	$90,879		$8,060	$10,304	$18,491	$311,579

Analyses of past due loans segregated by loan type as of December 31, 2012 and December 31, 2011 are provided below.

Loan Portfolio Aging Analysis as of December 31, 2012

	30-59 Days		60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing

Commercial	$	---	$	---	$49	$49	$13,241	$13,290	$	---	$	---
Owner occupied 1-4		184		406	107	697	47,848	48,545		862		---
Non-owner occupied 1-4		291		216	2,124	2,631	48,040	50,671		543		---
Multi-family		700		78	---	778	62,045	62,823		76		---
Commercial real estate		---		---	487	487	81,943	82,430		815		---
Construction		---		---	---	---	8,928	8,928		---		---
Land		---		79	140	219	4,966	5,185		1,238		---
Consumer and home equity		1		2	---	3	17,549	17,552		2		---
Total		$1,176		$781	$2,907	$4,864	$284,560	$289,424		$3,536	$	---

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement. The following tables present impaired loans and interest recognized on them for the years ended December 31, 2012 and December 31, 2011.

Impaired Loans as of and for the Year Ended December 31, 2012

	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial	$49	$521	$	---	$568	$35
Owner occupied 1-4	1,421	1,535		---	1,434	65
Non-owner occupied 1-4	5,636	5,990		---	6,485	273
Multi-family	2,813	2,865		---	3,032	151
Commercial real estate	4,667	5,720		---	8,275	260
Construction	---	---		---	---	---
Land	1,379	1,615		---	1,566	25
Consumer and home equity	92	114		---	160	11
Total loans without a specific valuation allowance	16,057	18,360		---	21,520	820

Loans with a specific valuation allowance
Commercial	---	---		---	143	2
Owner occupied 1-4	232	240		14	160	8
Non-owner occupied 1-4	281	281		27	295	1
Multi-family	78	83		24	16	---
Commercial real estate	1,566	1,567		253	1,612	48
Construction	---	---		---	---	---
Land	---	---		---	---	---
Consumer and home equity	---	---		---	1	1
Total loans with a specific valuation allowance	2,157	2,171		318	2,227	60

Total
Commercial	49	521		---	711	37
Owner occupied 1-4	1,653	1,775		14	1,594	73
Non-owner occupied 1-4	5,917	6,271		27	6,780	274
Multi-family	2,891	2,948		24	3,048	151
Commercial real estate	6,233	7,287		253	9,887	308
Construction	---	---		---	---	---
Land	1,379	1,615		---	1,566	25
Consumer and home equity	92	114		---	161	12
Total impaired loans	$18,214	$20,531		$318	$23,747	$880

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Impaired Loans as of and for the Year Ended December 31, 2011

	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial	$2,233	$2,257	$	---	$1,935	$128
Owner occupied 1-4	1,951	1,960		---	1,918	80
Non-owner occupied 1-4	7,476	8,605		---	7,392	268
Multi-family	4,558	6,083		---	5,208	204
Commercial real estate	8,854	10,406		---	6,157	305
Construction	---	---		---	---	---
Land	2,140	2,234		---	3,591	110
Consumer and home equity	142	148		---	205	3
Total loans without a specific valuation allowance	27,354	31,693		---	26,406	1,098

Loans with a specific valuation allowance
Commercial	218	231		129	64	17
Owner occupied 1-4	143	153		13	67	5
Non-owner occupied 1-4	840	840		84	856	23
Multi-family	---	---		---	---	---
Commercial real estate	2,910	2,910		413	3,785	135
Construction	---	---		---	---	---
Land	---	---		---	---	---
Consumer and home equity	---	---		---	---	---
Total loans with a specific valuation allowance	4,111	4,134		639	4,772	180

Total
Commercial	2,451	2,488		129	1,999	145
Owner occupied 1-4	2,094	2,113		13	1,985	85
Non-owner occupied 1-4	8,316	9,445		84	8,248	291
Multi-family	4,558	6,083		---	5,208	204
Commercial real estate	11,764	13,316		413	9,942	440
Construction	---	---		---	---	---
Land	2,140	2,234		---	3,591	110
Consumer and home equity	142	148		---	205	3
Total impaired loans	$31,465	$35,827		$639	$31,178	$1,278

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

The following table gives a breakdown of non-accruing loans by loan class at December 31, 2012 and December 31, 2011.

	2012	2011

Commercial	$49	$716
Owner occupied 1-4	969	1,147
Non-owner occupied 1-4	2,667	3,102
Multi-family	76	1,302
Commercial real estate	1,302	3,651
Construction	---	---
Land	1,378	2,097
Consumer and home equity	2	44
Total	$6,443	$12,059

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

There were no accruing loans delinquent 90 days or more at December 31, 2012 and 2011.

Loans to related parties at December 31, 2012 totaled $3.1 million.  Loans to related parties at December 31, 2011 of $2.7 million were reduced by paydowns of $876,000 and increased by new debt of $1.3 million.

The following tables present information regarding newly restructured troubled debt restructurings by class for the years ended December 31, 2012 and 2011. Restructured terms included rate concessions on all six loans, principal modifications on three loans and payment concessions on one loan.

Troubled Debt Restructurings for Year Ended December 31, 2012

	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Type of Modification

Commercial	1	$245	$245	Term
Owner occupied 1-4	3	239	239	Rate, high loan-to-value
Non-owner occupied 1-4	---	---	---
Multi-family	---	---	---
Commercial Real Estate	2	1,889	1,430	A/B loan, payment adjustment
Construction	---	---	---
Land	---	---	---
Consumer and home equity	---	---	---

Total	6	$2,373	$1,914

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Troubled Debt Restructurings for Year Ended December 31, 2011

	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Type of Modification

Commercial	1	$130	$130	Term
Owner occupied 1-4	13	90	90	Rate, high loan-to-value
Non-owner occupied 1-4	1	156	100	Term
Multi-family	1	446	410	A/B loan, term, rate
Commercial Real Estate	22	2,450	1,750	A/B loan, term, rate
Construction	---	---	---
Land	---	---	---
Consumer and home equity	---	---	---

Total	6	$3,272	$2,480

Troubled Debt Restructurings that Subsequently Defaulted
for the Year Ended December 31, 2012

	Number of Loans	Recorded Balance

Commercial	1	$130
Owner occupied 1-4	---	---
Non-owner occupied 1-4	---	---
Multi-family	---	---
Commercial Real Estate	---	---
Construction	---	---
Land	---	---
Consumer and home equity	---	---

Total	1	$130

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Troubled Debt Restructurings that Subsequently Defaulted
for the Year Ended December 31, 2011

	Number of Loans	Recorded Balance

Commercial	---	$	---
Owner occupied 1-4	---		---
Non-owner occupied 1-4	1		824
Multi-family	---		---
Commercial Real Estate	---		---
Construction	---		---
Land	1		171
Consumer and home equity	---		---

Total	2		$995

Note 5:  Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2012	2011

Land	$1,681	$1,681
Buildings and improvements	7,569	6,383
Equipment	3,493	3,303
	12,743	11,367
Less accumulated depreciation	(5,674)	(5,221)
Net premises and equipment	$7,069	$6,146

Note 6:  Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $123.2 million and $106.5 million at December 31, 2012 and 2011, respectively.

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

	2012	2011
Mortgage servicing rights
Balance, beginning of year	$962	$1,092
Additions	419	116
Amortization of servicing rights	(398)	(246)
Balance, end of year	$983	$962

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

	2012	2011

Fair value, beginning of period	$983	$1,172
Fair value, end of period	1,184	983

Note 7:  Deposits

Deposits at year-end are summarized as follows:

	2012		2011
	Amount	Percent	Amount	Percent

Non-interest-bearing deposits	$30,879	10.01%	$26,668	8.65%
NOW accounts	107,859	34.95	102,280	33.16
Savings accounts	28,966	9.39	26,331	8.53
	167,704	54.34	155,279	50.34
Certificates of deposit
0.00% to 1.99%	94,506	30.62	85,785	28.66
2.00% to 3.99%	42,802	13.87	61,894	19.23
4.00% to 5.99%	3,620	1.12	5,469	1.77
6.00% to 7.99%	5	.00	6	.00
	140,933	45.66	153,154	49.66
	$308,637	100.00%	$308,433	100.00%

At December 31, 2012, scheduled maturities of certificates of deposit are as follows:

2013	$75,132
2014	24,319
2015	29,708
2016	5,063
2017	6,711
$140,933

Time deposits of $100,000 or more, including brokered deposits, were $69.2 million and $72.6 million at December 31, 2012 and 2011, respectively.

Deposits from related parties held by the Company at December 31, 2012 and 2011 totaled $2.0 million and $1.3 million, respectively.

Brokered deposits totaled approximately $13.7 million and $16.2 million at December 31, 2012 and 2011, respectively.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Note 8:  Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $15.0 million and $18.0 million at December 31, 2012 and 2011, respectively. At December 31, 2012, the advances range in interest rates from 1.84% to 3.13% and are secured by blanket mortgage loan collateral totaling $110.0 million.

Aggregate annual maturities of the advances at December 31, 2012, are:

2013	$5,000
2014	---
2015	3,000
2016	7,000
$15,000

Note 9:  Income Taxes

The provision for income taxes includes these components:

	2012	2011

Taxes currently payable	$1,774	$449
Deferred income taxes	(242)	(295)
Income tax expense	$1,532	$154

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2012	2011

Computed at the statutory rate (34%)	$1,425	$236
Increase (decrease) resulting from
Tax exempt interest	(51)	(55)
State income taxes	195	11
Other	(37)	(38)
Actual tax expense	$1,532	$154

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

The tax effects of temporary differences related to deferred taxes were:

	2012	2011
Deferred tax assets
Allowance for loan losses	$2,382	$2,259
Non-accrual loan income	350	299
Other	344	278
	3,076	2,836
Deferred tax liabilities
Depreciation	265	300
Mortgage servicing rights	416	407
FHLB stock dividends	132	132
Unrealized gain on available-for-sale securities	212	157
Other	357	329
	1,382	1,325
Net deferred tax asset	$1,694	$1,511

Retained earnings at December 31, 2012 and 2011 include approximately $1.9 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $737,000 at December 31, 2012 and 2011.

Note 10:  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2012 and 2011 that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.  The table represents the capital amounts and ratios reported in the Bank’s regulatory reports.  The 2012 table includes capital amounts and ratios reported in the Call Report required by the Office of the Comptroller of the Currency.  The 2011 table includes capital amounts and ratios reported in the Thrift Financial Report required by the Office of Thrift Supervision prior to the consolidation of those agencies.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$41,400	16.0%	$20,694	8.0%	$25,868	10.0%
Tier I capital (to risk-weighted assets)	38,134	14.7	10,347	4.0	15,521	6.0
Tier I capital (to adjusted total assets)	38,134	10.5	10,928	3.0	18,213	5.0

As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$38,860	14.5%	$21,494	8.0%	$26,867	10.0%
Tier I capital| (to risk-weighted assets)	35,502	13.2	10,747	4.0	16,120	6.0
Tier I capital (to adjusted total assets)	35,502	9.8	10,919	3.0	18,198	5.0
Tier I capital (to adjusted tangible assets)	35,502	9.8	7,279	2.0	N/A	N/A
Tangible capital (to adjusted tangible assets)	35,502	9.8	5,459	1.5	N/A	N/A

The Bank and the Company are subject to certain restrictions on the amount of dividends that each may declare without prior regulatory approval. At December 31, 2012, regulatory approval was required for all dividend declarations.

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Note 11:  Employee Benefits

The Bank maintains an ESOP, which purchased 8% of the stock offered in the conversion.   All shares in the ESOP have been allocated to participants in prior years.  Dividends paid on allocated shares are charged to retained earnings.

There was no ESOP expense recorded for 2012 and 2011.

	2012	2011

ESOP shares allocated	95,680	99,546

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their compensation with the Company matching 100% of the employee’s contribution on the first 4% of the employee’s compensation. Employer contributions charged to expense for 2012 and 2011 were $127,000 and $125,000, respectively.

Note 12:  Stock Option Plans

The Company’s original Incentive Stock Option Plan (the “1995 Plan”), which was shareholder approved, permitted the grant of stock options to its directors, officers and other key employees. The 1995 Plan authorized the grant of options for up to 238,050 shares of the Company’s common stock which generally vested at a rate of 20 percent a year and have a 10-year contractual life. 21,458 shares from the 1995 Plan were outstanding at December 31, 2012. The Company’s 2007 Incentive Stock Option Plan (“2007 Plan”), which is shareholder approved, also permits the grant of stock options to its directors, officers and other key employees. The 2007 Plan authorized the grant of options for up to 81,000 shares of the Company’s common stock, which generally vest at a rate of 20 percent a year and have a 10-year contractual term. 42,725 shares from the 2007 Plan were outstanding at December 31, 2012. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 1995 and 2007 Plans). The Company issues shares from its authorized shares to satisfy option exercises. There were 38,725 options granted under the 2007 Plan during 2012.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The discount rate for post-vesting restrictions is estimated based on the Company’s credit-adjusted risk-free rate of return.

Three option awards were granted in 2012 which were estimated using the following weighted average information:

	2012

Expected volatility	30.40%	24.36%	24.31%
Weighted-average volatility	30.40%	24.36%	24.31%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	7	7	7
Risk-free rate	1.77%	1.00%	1.00%

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

A summary of option activity under the 1995 and 2007 Plans as of December 31, 2012, and changes during the year then ended, is presented below:

	2012
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	28,208	$19.94			$11
Granted	38,725	17.37		$	---
Exercised	(750)	10.10
Forfeited	(2,000)	17.00
Outstanding, end of year	64,183	$18.58	6.55 years		$35
Exercisable, end of year	23,557	$21.13	3.90 years		$18

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

There were 2,000 options forfeited in 2012.  There were no options forfeited or expired during the year ended December 31, 2011.

As of December 31, 2012, there was $120,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of four years.

Note 13:  Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2012
	Income	Weighted- Average Shares	Per Share Amount

Net income	$2,659	1,555,810

Basic earnings per share
Income available to common stockholders			$1.71

Effect of dilutive securities
Stock options		5,685

Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,659	1,561,495	$1.70

There were 25,866 options outstanding at December 31, 2012 that were considered anti-dilutive.

	Year Ended December 31, 2011
	Income	Weighted- Average Shares	Per Share Amount

Net income	$539	1,554,225

Basic earnings per share
Income available to common stockholders			$0.35

Effect of dilutive securities
Stock options		1,028

Diluted earnings per share
Income available to common stockholders and assumed conversions	$539	1,555,253	$0.35

There were 25,208 options outstanding at December 31, 2011 were considered anti-dilutive.

Note 14:  Disclosures About Fair Value of Financial Instruments

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Available-for-sale securities
U.S. government-sponsored agencies	$10,709	$	---	$10,709	$	---
Mortgage-backed securities-government sponsored entities	7,198		---	7,198		---
State and political subdivisions	10,097		---	10,097		---
Totals	$28,004	$	---	$28,004	$	---

December 31, 2011
Available-for-sale securities
U.S. government-sponsored agencies	$3,177	$	---	$3,177	$	---
Mortgage-backed securities-government sponsored entities	3,719		---	3,719		---
State and political subdivisions	6,949		---	6,949		---
Totals	$13,845	$	---	$13,845	$	---

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Impaired loans
December 31, 2012	$527	$	---	$	---	$527
December 31, 2011	$3,701	$	---	$	---	$3,701

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Value at 12/31/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
		In thousands

Collateral-dependent impaired loans	$527	Market comparable properties	Marketability discount	10%

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and December 31, 2011.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		In thousands
December 31, 2012: (Unaudited)
Financial assets
Cash and cash equivalents	$31,421	$31,421	$—	$—
Interest bearing time deposits	1,740	—	1,740	—
Loans held for sale	1,363	—	1,363	—
Loans, net of allowance for losses	280,257	—	—	299,010
Federal Home Loan Bank stock	3,185	—	3,185	—
Accrued interest receivable	1,133	—	1,133	—

Financial liabilities
Transaction and savings deposits	167,704	167,704	—	—
Time Deposits	140,933	—	—	143,181
Federal Home Loan Bank advances	15,000	—	15,515	—
Accrued interest payable	40	—	40	—

December 31, 2011
	Carrying Amount	FairValue
Financial assets
Cash and cash equivalents	$21,708	$21,708
Loans held for sale	3,120	3,120
Loans, net of allowance for loan losses	302,510	316,250
Federal Home Loan Bank stock	3,185	3,185
Interest receivable	1,250	1,250

Financial liabilities
Deposits	308,433	313,717
Federal Home Loan Bank advances	18,000	18,609
Interest payable	50	50

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

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

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair value of commitments was not material at December 31, 2012 and 2011.

Note 15:  Commitments and Contingent Liabilities

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

At year-end, these financial instruments are summarized as follows:

	2012	2011
Commitments to extend credit
Fixed rate	$9,062	$9,458
Variable rate	227	---
Unused portions of lines of credit	26,968	23,804
Letters of credit	49	232

The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established under the contract. Generally, such commitments are for no more than 60 days. At December 31, 2012, the fixed rate loan commitments were at rates ranging from 2.75% to 4.13%. Unused portions of lines of credit include balances available on commercial and home equity loans and are variable rate.

Note 16:  Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	December 31
	2012		2011
Assets
Cash		$223		$225
Securities available-for-sale		110		128
Investment in the Bank		38,556		35,740
Other assets		66		81
Total assets		$38,955		$36,174
Liabilities	$	---	$	---
Stockholders’ Equity		38,955		36,174
Total liabilities and stockholders’ equity		$35,955		$36,174

Condensed Statements of Income and Comprehensive Income
	Years Ending December 31
	2012	2011
Income
Dividends from the Bank	$155	$155
Other income	7	8
Total income	162	163
Expenses	(211)	(236)
Income Before Income Tax and Equity in Undistributed Income of Bank Subsidiary	(49)	(73)
Income Tax Benefit	82	92
Income Before Equity in Undistributed Income of Bank Subsidiary	33	19
Equity in Undistributed Income of Bank Subsidiary	2,626	520
Net Income	$2,659	$539
Comprehensive Income	$2,747	$574

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

Condensed Statements of Cash Flows
	Years Ending December 31
	2012	2011
Operating Activities
Net income	$2,659	$539
Equity in undistributed income of the Bank	(2,626)	(520)
Change in other assets	15	(3)
Net cash provided by operating activities	48	16

Investing Activity - proceeds from paydowns of securities	18	16

Financing Activity
Dividends paid	(77)	---
Stock options exercised	7	8
Tax benefit of stock options exercised	2	7
Net cash provided by (used in) financing activities	(68)	15

Net Change in Cash	(2)	47

Cash at Beginning of Year	225	178

Cash at End of Year	$223	$225

Note 17:  Recent Accounting Pronouncements

The FASB has issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements, to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 15, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2015. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210);Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The main objective of this standard is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

210): Disclosures About offsetting Assets and Liabilities.  The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative period presented. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS amends FASB ASC Topic 820,  Fair Value Measurements , to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income .  This update provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments do not affect how earnings per share is calculated or presented.  This update is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements. The Company has presented comprehensive income in a single continuous statement of comprehensive income for the years ended December 31, 2012 and 2011.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU No. 2011-08 provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Data Amounts)

two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any.  Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  The amendments enacted by ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption was permitted. The adoption of this update did not impact the Company’s financial condition or results of operations.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and international financial reporting standards (“IFRS”) financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The new standard is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.  In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income  for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934), as of December 31, 2012 (the “Evaluation Date”), was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of the Evaluation Date are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were designed to ensure that information required to be disclosed in those reports is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has determined that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with our evaluation of controls that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this Annual Report on Form 10-K, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning LSB Financial directors is incorporated herein by reference to the sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2013 under the caption “Proposal 1 - Election of Directors.” Information concerning LSB Financial executive officers is included in Item 4.5 in Part I of this Form 10-K and is incorporated herein by reference.

The information relating to corporate governance required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2013 under the caption “Corporate Governance.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2012.

LSB Financial has a written code of ethics that applies to all of our directors, officers and employees. The code of ethics is available on our website at www.lsbank.com.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2013 with the captions “Executive Compensation” and “Compensation of Directors.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2013 with the caption “Principal Holders of Common Stock.”

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	64,183 (2)	$18.58 (3)	38,725 (4)
Equity compensation plans not approved by security holders	---	---	---
_____________________
(1)	LSB Financial Corp.’s 1995 Stock Option and Incentive Plan terminated on August 22, 2005 so no further options may be granted under the 1995 Stock Option and Incentive Plan.
(2)	Includes 21,458 shares under LSB Financial Corp.’s 1995 Stock Option and Incentive Plan and 42,725 shares under the LSB Financial Corp. 2007 Stock Option and Incentive Plan.
(3)	The total in Column (b) includes only the weighted-average price of stock options.
(4)	The total in Column (c) is the number of shares reserved for issuance under the LSB Financial Corp. 2007 Stock Option and Incentive Plan excluding the 42,725 shares included in Column (a).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence and certain relationships and transactions is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2013 with the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2013 with the caption “Accountant’s Fees.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

Financial Statements:
Report of BKD, LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Financial Statement Schedules:
All schedules are omitted as the required information either is not applicable or is included in the consolidated financial statements or related notes contained in Item 8.

(b)  The exhibits filed herewith or incorporated by reference herein are set forth on the Index to Exhibits.

A copy of this Annual Report on Form 10-K without exhibits for the fiscal year ended December 31, 2012, as filed with the SEC, will be furnished without charge to shareholders of LSB Financial upon written request to the Secretary, LSB Financial Corp., 101 Main Street, P.O. Box 1628, Lafayette, Indiana 47902, or by calling (765) 742-1064. Copies of the exhibits filed with the Form 10-K may be obtained by shareholders at a charge of $0.25 per page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP.

Date: March 13, 2013	By:	/s/ Randolph F. Williams
Randolph F. Williams, President,
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck	/s/ Randolph F. Williams
Mariellen M. Neudeck, Chairman of the Board	Randolph F. Williams, President, Chief Executive Officer and Director
(Principal Executive and Operating Officer)

Date: March 13, 2013	Date: March 13, 2013

/s/ James A. Andrew	/s/ Kenneth P. Burns
James A. Andrew, Director	Kenneth P. Burns, Director

Date: March 13, 2013	Date: March 13, 2013

/s/ Philip W. Kemmer	/s/ Stephen E. Belter
Philip W. Kemmer, Director	Stephen E. Belter, Director

Date: March 13, 2013	Date: March 13, 2013

/s/ Jeffrey A. Poxon	/s/ Thomas B. Parent
Jeffrey A. Poxon, Director	Thomas B. Parent, Director

Date: March 13, 2013	Date: March 13, 2013

/s/ Mary Jo David	/s/ Charles W. Shook
Mary Jo David, Senior Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)	Charles W. Shook, Director

Date: March 13, 2013	Date: March 13, 2013

/s/ Sarah R. Byrn
Sarah R. Byrn, Director

Date: March 13, 2013

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
10.1*
Registrant’s 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is incorporated herein by reference (SEC File/Film No. 000-25070/06728832).

10.2*
Form of 1995 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, is incorporated herein by reference (SEC File/Film No. 000-25070/05704550).

10.3*
Form of 1995 Stock Option and Incentive Plan Incentive Stock Option Agreement, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, is incorporated herein by reference (SEC File/Film No. 000-25070/05704550).

10.4*
Deferred Compensation Agreement between Lafayette Savings Bank and Randolph F. Williams, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event occurring on September 29, 2005, is incorporated herein by reference (SEC File/Film No. 000-25070/051114515).

10.5*
Amended and Restated Employment Agreement dated February 27, 2008 between LSB Financial Corp. and Randolph F. Williams filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008, is incorporated herein by reference (SEC File/Film No. 000-25070/08658380).

10.6*
Amended and Restated Employment Agreement dated February 27, 2008 between LSB Financial Corp. and Mary Jo David filed as Exhibit 10.2 to the Registrant’s 8-K filed on March 3, 2008, is incorporated herein by reference (SEC File/Film No. 000-25070/08658380)

10.7*
LSB Financial Corp. 2007 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2007, is incorporated herein by reference (SEC File/Film No. 000-25070/07785275).

10.8*
Form of 2007 Stock Option and Incentive Plan Incentive Stock Option Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, is incorporated herein by reference (SEC File/Film No. 000-25070/07845678).

10.9*
Form of 2007 Stock Option and Incentive Plan Non-qualified Stock Option Agreement, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, is incorporated herein by reference (SEC File/Film No. 000-25070/07845678).

Regulation S-K Exhibit Number	Document

10.10*
Form of Agreement for Restricted Stock Granted under LSB Financial Corp. 2007 Stock Option and Incentive Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, is incorporated herein by reference (SEC File/Film No. 000-25070/07845678).

14
Code of Ethics, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, is incorporated herein by reference (SEC File/Film No. 000-25070/04698801).

21	Subsidiaries of Registrant.
23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a - 14(a) Certification (Chief Executive Officer).

31.2	Rule 13a - 14(a) Certification (Chief Financial Officer).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ending December 31, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.

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