Form 10-Q
period 2013-03-31
LSB FINANCIAL CORP
filed 2013-05-15
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at May 10, 2012
Common Stock, $.01 par value per share	1,556,782 shares

LSB FINANCIAL CORP.

  i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and due from banks	$1,249	$25,643
Interest bearing deposits	22,838	5,778
Cash and cash equivalents	24,087	31,421
Interest bearing time deposits	1,747	1,740
Available-for-sale securities	37,998	28,004
Loans held for sale	2,296	1,363
Total loans	279,124	286,157
Less: Allowance for loan losses	(6,062)	(5,900)
Net loans	273,062	280,257
Premises and equipment, net	7,157	7,069
Federal Home Loan Bank stock, at cost	3,185	3,185
Bank owned life insurance	6,633	6,595
Interest receivable and other assets	5,025	4,976
Total assets	$361,190	$364,610

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$309,357	$308,637
Federal Home Loan Bank advances	10,000	15,000
Interest payable and other liabilities	2,279	2,018
Total liabilities	321,636	325,655

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2013 - 1,556,782 shares, 2012 - 1,555,972 shares	15	15
Additional paid-in-capital	11,134	11,121
Retained earnings	28,070	27,495
Accumulated other comprehensive income	335	324
Total shareholders’ equity	39,554	38,955

Total liabilities and shareholders’ equity	$361,190	$364,610

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Interest and Dividend Income
Loans	$3,477	$4,075
Securities
Taxable	104	66
Tax-exempt	45	39
Other	16	14
Total interest and dividend income	3,642	4,194
Interest Expense
Deposits	569	811
Borrowings	78	99
Total interest expense	647	910
Net Interest Income	2,995	3,284
Provision for Loan Losses	400	600
Net Interest Income After Provision for Loan Losses	2,595	2,684

Non-interest Income
Deposit account service charges and fees	272	325
Net gains on loan sales	430	406
Loss on other real estate owned	(2)	(83)
Other	418	260
Total non-interest income	1,118	908

Non-Interest Expense
Salaries and employee benefits	1,527	1,519
Net occupancy and equipment expense	319	318
Computer service	142	148
Advertising	115	88
FDIC insurance premiums	116	119
Other	456	468
Total non-interest expense	2,675	2,660

IncomeBefore Income Taxes	1,038	932
Provision for Income Taxes	385	337
Net Income	653	595
Unrealized appreciation (depreciation) on available-for-sale securities net of taxes (credits) of $7 and $(13), for 2013 and 2012, respectively	11	(19)
Comprehensive income	$664	$576

Basic Earnings Per Share	$0.42	$0.38
Diluted Earnings Per Share	$0.42	$0.38

Dividends Declared Per Share	$0.05	$0.00

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2013 and 2012
 (Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2012	$15	$11,010	$24,913	$236	$36,174
Net income			595		595
Other comprehensive income				(19)	(19)
Stock options exercised (750 shares)		7			7
Tax benefit related to stock options exercised		2			2
Share-based compensation expense		21			21
Balance, March 31, 2012	$15	$11,040	$25,508	$217	$36,780

Balance, January 1, 2013	$15	$11,121	$27,495	$324	$38,955
Net income			653		653
Other comprehensive income				11	11
Stock options exercised (810 shares)		9			9
Tax benefit related to stock options exercised		3			3
Dividends on common stock, $0.05 per share			(78)		(78)
Share-based compensation expense		1			1
Balance, March 31, 2013	$15	$11,134	$28,070	$335	$39,554

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Operating Activities
Net income	$653	$595
Items not requiring (providing) cash
Depreciation	111	113
Provision for loan losses	400	600
Amortization of premiums and discounts on securities	53	24
Loss on sale of other real estate owned	2	83
Gain on sale of loans	(430)	(406)
Loans originated for sale	(12,417)	(13,201)
Proceeds on loans sold	11,914	14,359
Amortization of stock options	1	21
Changes in
Interest receivable and other assets	(181)	371
Interest payable and other liabilities	255	478
Net cash provided by operating activities	361	3,037

Investing Activities
Net change in interest-bearing deposits	(7)	---
Purchases of available-for-sale securities	(10,628)	(4,967)
Proceeds from paydowns and maturities of available-for-sale securities	598	1,675
Net change in loans	6,633	8,755
Proceeds from sale of other real estate owned	254	1,092
Purchase of premises and equipment	(199)	(99)
Net cash provided by (used in) investing activities	(3,349)	6,456

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	440	6,029
Net change in certificates of deposit	280	165
Repayment of Federal Home Loan Bank advances	(5,000)	---
Proceeds from stock options exercised	9	7
Tax benefits related to stock options exercised	3	2
Dividends paid	(78)	---
Net cash provided by (used in) financing activities	(4,346)	6,203

Increase (decrease) in Cash and Cash Equivalents	(7,334)	15,696
Cash and Cash Equivalents, Beginning of Period	31,421	21,708
Cash and Cash Equivalents, End of Period	$24,087	$37,404

Supplemental Cash Flows Information
Interest paid	$594	$901
Income taxes paid	650	---

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	150	49
Loans transferred to other real estate owned	162	28

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
March 31, 2013

Note 1 – General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods.  The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2012 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission.  The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three month period ended March 31, 2012, 6,000 shares related to stock options outstanding were dilutive and 51,433 were antidilutive.  For the three month period ended March 31, 2013, 41,257 shares related to stock options outstanding were dilutive and 17,116 were antidilutive.  The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended March 31,
	2013	2012

Weighted average shares outstanding	1,556,080	1,555,337
Stock options	7,584	664
Shares used to compute diluted earnings per share	1,563,664	1,556,001
Basic earnings per share	$0.42	$0.38
Diluted earnings per share	$0.42	$0.38

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(in Thousands)
Available-for-sale Securities:
March 31, 2013:
U.S. Government sponsored agencies	$16,602	$101	$(11)	$16,692
Mortgage-backed securities-Government sponsored entities	9,671	192	---	9,863
State and political subdivisions	11,178	277	(12)	11,443
	$37,451	$570	$(23)	$37,998
Available-for-sale Securities:
December 31, 2012
U.S. Government sponsored agencies	$10,639	$83	$(13)	$10,709
Mortgage-backed securities-Government sponsored entities	6,989	209	---	7,198
State and political subdivisions	9,840	271	(14)	10,097
	$27,468	$563	$(27)	$28,004

The amortized cost and fair value of available-for-sale securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	March 31,2013
	(in thousands)

Within one year	$357	$357
One to five years	12,496	12,679
Five to ten years	14,927	15,099
After ten years	---	---
	27,780	28,135

Mortgage-backed securities	9,671	9,863

Totals	$37,451	$37,998

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2.0 million at March 31, 2013 and $2.0 million at December 31, 2012.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In thousands)
March 31, 2013
U.S. Government sponsored agencies	$3,074	$11	$	---	$	---	$3,074	$11
State and political subdivisions	1,647	12		---		---	1,647	12
Total temporarily impaired securities	$4,721	$23	$	---	$	---	$4,721	$23

December 31, 2012
U.S. Government sponsored agencies	$3,076	$13	$	---	$	---	$3,076	$13
State and political subdivisions	2,541	14		---		---	2,541	14
Total temporarily impaired securities	$5,617	$27	$	---	$	---	$5,617	$27

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

Categories of loans include:

	March 31, 2013	December 31, 2012
Real Estate	(In thousands)
One- to four-family residential	$96,958	$99,216
Multi-family residential	61,725	62,823
Commercial real estate	76,104	82,430
Construction and land development	17,120	14,113
Commercial	13,953	13,290
Consumer and other	1,083	1,131
Home equity lines of credit	15,633	16,421
Total loans	282,576	289,424
Less
Net deferred loan fees, premiums and discounts	(441)	(469)
Undisbursed portion of loans	(3,010)	(2,798)
Allowance for loan losses	(6,062)	(5,900)
Net loans	$273,063	$280,257

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

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the three month periods ending March 31, 2013 and March 31, 2012 and for the year ended December 31, 2012 is provided below.

Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended March 31, 2013

Three Months Ended March 31, 2013	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
			In thousands
Allowance for losses
Beginning balance	$633	$589	$1,022	$1,055	$2,177	$62	$154	$208	$5,900
Provision charged to expense	239	(64)	212	(74)	9	(20)	129	(31)	400
Losses charged off	(29)	---	(241)	---	(51)	---	---	---	(321)
Recoveries	16	---	60	---	---	---	7	---	83
Ending balance	859	525	1,053	981	2,135	42	290	177	6,062
ALL individually evaluated	---	12	23	19	243	---	---	---	297
ALL collectively evaluated	859	513	1,030	962	1,892	42	290	177	5,765
Total ALL	859	525	1,053	981	2,135	42	290	177	6,062
Loans individually evaluated	20	1,682	5,931	2,173	4,131	---	734	91	14,762
Loans collectively evaluated	13,933	45,476	43,869	59,552	71,973	7,673	8,713	16,625	267,814
Total loans evaluated	13,953	47,158	49,800	61,725	76,104	7,673	9,447	16,716	282,576

Allowance for Loan Losses for the Three Months Ended March 31, 2012

Three Months Ended March 31, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
			In thousands
Allowance for losses
Beginning balance	$667	$436	$1,330	$646	$1,788	$64	$264	$136	$5,331
Provision charged to expense	362	(19)	(87)	276	212	(51)	(121)	28	600
Losses charged off	(313)	(6)	(25)	(259)	---	---	(17)	(11)	(631)
Recoveries	---	---	3	1	---	---	1	---	5
Ending balance	716	411	1,221	664	2,000	13	127	153	5,305

Allowance for Loan Losses and Recorded Investment in Loans at December 31, 2012

ALL individually evaluated	---	14	27	24	253	---	---	---	318
ALL collectively evaluated	633	575	995	1,031	1,924	62	154	208	5,582
Total ALL	633	589	1,022	1,055	2,177	62	154	208	5,900
Loans individually evaluated	49	1,653	5,917	2,891	6,233	---	1,379	92	18,214
Loans collectively evaluated	13,241	46,892	44,754	59,932	76,197	8,928	3,806	17,460	271,210
Total loans evaluated	13,290	48,545	50,671	62,823	82,430	8,928	5,185	17,552	289,424

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

For all loan portfolio segments except one- to four-family residential properties and consumer, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges off one- to four-family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of one- to four-family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 120 days past due, charge-off of unsecured open-end loans when the loan is 120 days past due, and charge-down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.   Charge-offs may be taken sooner than the above-referenced timeframes if circumstances warrant.

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

The following table provides an analysis of loan quality using the above designations, based on property type at March 31, 2013.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
				(In thousands)
1- Superior	$25	$3,524	$242	$	---	$102	$415	$190	$1,681	$6,179
2 - Good	1,909	19,622	4,245		7,566	10,949	1,212	171	10,733	56,407
3 - Pass Low risk	5,290	15,796	12,338		31,309	19,469	4,362	4,621	3,132	96,317
4 - Pass	4,258	6,349	20,902		16,866	23,022	1,684	1,355	1,170	75,606
4W - Watch	182	641	2,745		2,928	11,206	---	2,413	---	20,115
5 - Special mention	429	---	4,965		2,985	4,636	---	594	---	13,609
6 - Substandard	1,860	1,226	4,363		71	6,720	---	103	---	14,343
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 - Loss	---	---	---		---	---	---	---	---	---
Total	$13,953	$47,158	$49,800		$61,725	$76,104	$7,673	$9,447	$16,716	$282,576

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2012.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
				(In thousands)
1- Superior	$27	$3,849	$246	$	---	$103	$667	$193	$1,787	$6,872
2 - Good	3,061	20,104	4,299		7,661	10,924	1,123	172	11,311	58,655
3 - Pass Low risk	7,982	16,459	12,625		31,281	31,853	5,383	286	3,374	109,243
4 - Pass	1,689	6,221	24,623		18,010	22,993	1,755	1,387	1,078	77,756
4W - Watch	186	746	2,894		2,954	5,014	---	1,769	---	13,563
5 - Special mention	296	---	2,535		2,139	4,658	---	---	---	9,628
6 - Substandard	49	1,166	3,449		778	6,885	---	1,378	2	13,707
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 - Loss	---	---	---		---	---	---	---	---	---
Total	$13,290	$48,545	$50,671		$62,823	$82,430	$8,928	$5,185	$17,552	$289,424

Analyses of past due loans segregated by loan type as of March 31, 2013 and December 31, 2012 are provided below.

	Loan Portfolio Aging Analysis as of March 31, 2013
	30-59 Days		60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
						(In thousands)
Commercial	$	---	$	---	$20	$20	$13,933	$13,953	$	---	$	---
Owner occupied 1-4		50		---	585	635	46,523	47,158		448		---
Non owner occupied 1-4		304		---	735	1,039	48,761	49,800		1,472		---
Multi-family		---		---	---	---	61,725	61,725		73		---
Commercial Real Estate		107		---	111	218	75,887	76,104		17		---
Construction		---		---	---	---	7,673	7,673		---		---
Land		---		---	140	140	9,306	9,447		---		---
Consumer and home equity		---		---	---	---	16,716	16,716		---		---
Total		$461	$	---	$1,591	$2,052	$280,524	$282,576		$2,010	$	---

	Loan Portfolio Aging Analysis as of December 31, 2012
	30-59 Days		60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
						(In thousands)
Commercial	$	---	$	---	$49	$49	$13,241	$13,290	$	---	$	---
Owner occupied 1-4		184		406	107	697	47,848	48,545		862		---
Non owner occupied 1-4		291		216	2,124	2,631	48,040	50,671		543		---
Multi-family		700		78	---	778	62,045	62,823		76		---
Commercial Real Estate		---		---	487	487	81,943	82,430		815		---
Construction		---		---	---	---	8,928	8,928		---		---
Land		---		79	140	219	4,966	5,185		1,238		---
Consumer and home equity		1		2	---	3	17,549	17,552		2		---
Total		$1,176		$781	$2,907	$4,864	$284,560	$289,424		$3,536	$	---

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement.  The following table presents impaired loans and interest recognized on them for the quarter ended March 31, 2013 and impaired loans for the year ended December 31, 2012 and interest recognized for the quarter ended March 31, 2012.

	Impaired Loans as of and for the Quarter Ended March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Impaired Loans	Interest Income Recognized
	In thousands
Loans without a specific valuation allowance
Commercial	$20	$164	$	---	$34	$	---
Owner occupied 1-4	1,452	1,545		---	1,422		7
Non-owner occupied 1-4	5,660	6,256		---	5,663		105
Multi-family	2,100	2,112		---	2,456		39
Commercial real estate	2,588	2,983		---	3,627		60
Construction	---	---		---	---		---
Land	734	988		---	1,056		---
Consumer and home equity	91	92		---	92		2
Total loans without a specific valuation allowance	12,645	14,140		---	14,350		213
Loans with a specific valuation allowance
Commercial	---	---		---	---		---
Owner occupied 1-4	230	239		12	231		---
Non-owner occupied 1-4	271	271		23	276		1
Multi-family	73	79		19	76		---
Commercial real estate	1,543	1,543		243	1,555		15
Construction	---	---		---	---		---
Land	---	---		---	---		---
Consumer and home equity	---	---		---	---		---
Total loans with a specific valuation allowance	2,117	2,132		297	2,138		16
Total
Commercial	20	164		---	34		---
Owner occupied 1-4	1,682	1,784		12	1,653		7
Non-owner occupied 1-4	5,931	6,527		23	5,939		106
Multi-family	2,173	2,191		19	2,532		39
Commercial real estate	4,131	4,526		243	5,182		75
Construction	---	---		---	---		---
Land	734	988		---	1,056		---
Consumer and home equity	91	92		---	92		2
Total impaired loans	$14,762	$16,272		$297	$16,488		$229

	Impaired Loans as of December 31, 2012				Impaired Loans for the Quarter Ended March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Impaired Loans	Interest Income Recognized
	In thousands
Loans without a specific valuation allowance
Commercial	$49	$521	$	---	$1,455	$5
Owner occupied 1-4	1,421	1,535		---	2,022	27
Non-owner occupied 1-4	5,636	5,990		---	6,410	83
Multi-family	2,813	2,865		---	3,866	44
Commercial real estate	4,667	5,720		---	8,045	76
Construction	---	---		---	---	---
Land	1,379	1,615		---	2,019	1
Consumer and home equity	92	114		---	196	3
Total loans without a specific valuation allowance	16,057	18,360		---	24,013	239
Loans with a specific valuation allowance
Commercial	---	---		---	---	---
Owner occupied 1-4	232	240		14	94	2
Non-owner occupied 1-4	281	281		27	701	5
Multi-family	78	83		24	173	3
Commercial real estate	1,566	1,567		253	3,794	31
Construction	---	---		---	---	---
Land	---	---		---	---	---
Consumer and home equity	---	---		---	---	---
Total loans with a specific valuation allowance	2,157	2,171		318	4,762	41
Total
Commercial	49	521		---	1,455	5
Owner occupied 1-4	1,653	1,775		14	2,116	29
Non-owner occupied 1-4	5,917	6,271		27	7,111	88
Multi-family	2,891	2,948		24	4,039	47
Commercial real estate	6,233	7,287		253	11,839	107
Construction	---	---		---	---	---
Land	1,379	1,615		---	2,019	1
Consumer and home equity	92	114		---	196	3
Total impaired loans	$18,214	$20,531		$318	$28,775	$280

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

The following table gives a breakdown of non-accruing loans by loan class at March 31, 2013 and at December 31, 2012.

Loan Class	March 31, 2013	December 31, 2012
	(In thousands)

Commercial	$21	$49
Owner occupied 1-4	1,033	969
Non owner occupied 1-4	2,450	2,667
Multi-family	73	76
Commercial Real Estate	128	1,302
Construction	---	---
Land	140	1,378
Consumer and home equity	---	2
Total	$3,845	$6,443

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  All interest accrued, but not received for loans placed on non-accrual, is reversed against interest income.  Interest subsequently received on such loans is accounted for by using the cost-recovery basis for commercial loans and the cash basis for retail loans until qualifying for return to accrual status.

The following tables present information regarding troubled debt restructurings by class for the three months ended March 31, 2013 and 2012.

Newly classified troubled debt restructurings for the three months ended March 31, 2013
(Dollars in thousands)
	Number of loans		Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	$	---	$	---	$	---	---
Owner occupied 1-4		---		---		---	---
Non owner occupied 1-4		5		1,242		969	A/B note, payment adjustment
Multi-family		---		---		---	---
Commercial Real Estate		---		---		---	---
Construction		---		---		---	---
Land		---		---		---	---
Consumer and home equity		---		---		---	---
Total		$5		$1,242		$969

Newly classified troubled debt restructurings for the three months ended March 31, 2012
(Dollars in thousands)
	Number of loans		Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	$	---	$	---	$	---	---
Owner occupied 1-4		1		108		108	Below market rate
Non owner occupied 1-4		---		---		---	---
Multi-family		---		---		---	---
Commercial Real Estate		1		245		245	Below market rate
Construction		---		---		---	---
Land		---		---		---	---
Consumer and home equity		---		---		---	---
Total		$2		$353		$353

There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the three months ended March 31, 2013 or 2012.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale securities
March 31, 2013:
U.S. Government-sponsored agencies	$16,692	---	$16,692	---
Mortgage-backed securities	9,863	---	9,863	---
State and political subdivision securities	11,443	---	11,443	---
Totals	37,998	---	37,998	---
December 31, 2012:
U.S. Government-sponsored agencies	$10,709	---	$10,709	---
Mortgage-backed securities	7,198	---	7,198	---
State and political subdivision securities	10,097	---	10,097	---
Totals	28,004	---	28,004	---

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the quarter ended March 31, 2013.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)

March 31, 2013:
Collateral-dependent impaired loans	$2,260	—	—	$2,260

December 31, 2012:
Collateral-dependent impaired loans	$527	—	—	$527

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at 12/31/12	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
		In thousands
March 31, 2013:
Collateral-dependent impaired loans	$2,260	Market comparable properties	Marketability discount	10%

December 31, 2012:
Collateral-dependent impaired loans	$527	Market comparable properties	Marketability discount	10%

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		In thousands
March 31, 2013:
Financial assets
Cash and cash equivalents	$24,087	$24,087	$—	$—
Interest bearing time deposits	1,747	—	1,747	—
Loans held for sale	2,296	—	2,296	—
Loans, net of allowance for losses	273,062	—	---	290,498
Federal Home Loan Bank stock	3,185	—	3,185	---
Accrued interest receivable	1,188	—	1,188	—

Financial liabilities
Transaction and Savings Deposits	168,144	168,144	—	—
Time Deposits	141,213	—	—	143,780
Federal Home Loan Bank advances	10,000	—	10,457	—
Accrued interest payable	40	—	40	—

December 31, 2012:
Financial assets
Cash and cash equivalents	$31,421	$31,421	$—	$—
Interest bearing time deposits	1,740	—	1,740	—
Loans held for sale	1,363	—	1,363	—
Loans, net of allowance for losses	280,257	—	---	299,010
Federal Home Loan Bank stock	3,185	—	3,185	---
Accrued interest receivable	1,133	—	1,133	—

Financial liabilities
Transaction and Savings Deposits	167,704	167,704	—	—
Time Deposits	140,933	—	—	143,181
Federal Home Loan Bank advances	15,000	—	15,515	—
Accrued interest payable	40	—	40	—

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210);Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The main objective of this standard is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures About offsetting Assets and Liabilities.  The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative period presented.   The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS amends FASB ASC Topic 820,  Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments do not affect how earnings per share is calculated or presented.  This update is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements. The Company has presented comprehensive income in a single continuous statement of comprehensive income for the years ended December 31, 2012 and 2011.

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

Lafayette Savings is, and intends to continue to be, an independent, community-oriented financial institution. The Bank has been in business for 144 years and differs from many of our competitors by having a local board and local decision-making in all areas of business. In general, our business consists of attracting or acquiring deposits and lending that money out primarily as real estate loans to construct and purchase single-family residential properties, multi-family and commercial properties and to fund land development projects. We also make a limited number of commercial business and consumer loans.

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community, for understanding their financial needs and for finding a way to meet those needs. We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies. We believe this sets us apart from the other 22 banks and credit unions that compete with us. We also believe that operating independently under the same name for over 144 years is a benefit to us - especially as local offices of large banks often have less local authority as their companies strive to consolidate. Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local or very large bank has proved to be a successful strategy.

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

The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and at March 31, 2013 was at 8.1% compared to 9.1% for Indiana and 7.6% nationally. The local housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings. As of the most recent fourth quarter results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area (“MSA”) was a 0.18% increase with the one-year change a 1.18% increase. For the fourth quarter of 2012, the most recent report available, housing prices in the MSA increased 0.19%. Existing home sales increased 17% in Tippecanoe County in 2012, while the average price of a home sold in 2012 was 6% higher than in 2011. New home starts increased to 488 in 2012, a 6% increase over 2011.

The area’s diversity did not make us immune to the ongoing effects of the recession; however, growth continues, although not at the same rate as before the recession. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2012 totaled $605 million compared to $444 million in 2011 and $640 million in 2010. Purdue, the area’s largest employer, increased enrollment to over 40,000 for the 2012-2013 school year.

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

We have seen progress in our problem loans as more borrowers who had fallen behind on their loans are qualifying for troubled debt restructures, have resumed payments or we have acquired control of their properties. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In 2012, we acquired 5 properties through deeds-in-lieu of foreclosure and 5 properties through foreclosure and sold 36 OREO properties.  In the first quarter of 2013, we acquired one property through a sheriff’s sale and sold the one property we had in OREO at December 31, 2012.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. In the first quarter of 2013 total deposits remained fairly flat, increasing $720,000, from $308.6 million to $309.4 million. This increase consisted of a $440,000 increase in our core deposits and a $280,000 increase in our higher rate time accounts.  Our reliance on brokered funds remained unchanged in the first quarter of 2013 with the balance remaining at $13.7 million as we wait for maturities which give us the opportunity to repay these funds. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve. The Federal Reserve has held short-term rates at almost zero for the last three years while long-term rates have fallen to the 3.0% range. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step and in fact our net interest margin increased to a record high of 4.12% before falling to 3.87% at year end. The decrease was generally due to the continued decline in loan rates while deposit rates have started to level out.  Our expectation for 2013 and 2014 is that deposits rates will remain at these low levels as the Federal Reserve continues to focus on strengthening the economy. Overall loan rates are expected to stay low or fall slightly.

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

Effect of Current Events

The level of turmoil in the financial services industry does present unusual risks and challenges for the Company, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Possible Implications of Current Events”  in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Also, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as LSB Financial, will be regulated in the future. Among other things, these provisions abolish the OTS and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, impose new capital requirements on bank and thrift holding companies, and impose limits on debit card interchange fees charged by large banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has a large budget and staff, and has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive.  Although the CFPB has begun to implement its regulatory, supervisory, examination and enforcement authority, there continues to be significant uncertainty as to how the agency’s strategies and priorities will impact the Bank and LSB Financial.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices.  The CFPB recently published several final regulations impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so-called “qualified mortgages.”  The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products, and other requirements.  The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the FHA or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys fees damages, all of which a borrower may claim in defense of a foreclosure action at any time.  LSB Financial’s management is currently assessing the impact of these requirements on its mortgage lending business.

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

The January 25, 2013 decision of the D.C. Circuit Court of Appeals invalidating recess appointments to the National Labor Relations Board, calls into question the recess appointment of Richard Cordray as head of the CFPB. What impact this potentially invalid appointment will have on the CFPB regulations promulgated in January, 2013 or actions taken prior to that time is undetermined at this time. The decision may also play a part in determining whether new legislation will be passed respecting the structure and funding of the CFPB, and whether Director Cordray will be appointed when his current term expires. Though it is not possible to predict the outcome of the recess appointment controversy, the decision will have implications for the Company and the Bank with respect to regulations that apply to them and to competition from other entities that may or may not be subject to regulations promulgated by the CFPB.

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Company to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. LSB Financial held its first such “say-on-pay” vote at its 2013 annual meeting. At the annual meeting, shareholders cast over 76% of votes in favor of holding future say-on-pay votes on an annual basis. The Company’s Board of Directors had recommended a vote for annual frequency of say-on-pay votes. In light of this result and other factors it considered, the Board has determined that the Corporation will hold future say-on-pay votes on an annual basis until the next advisory vote on the frequency of say-on-pay votes occurs. The next advisory vote regarding the frequency of say-on-pay votes is required to occur no later than the Corporation’s 2019 Annual Meeting of Shareholders.

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

The proposed rules received extensive comments during a comment period that ran through October 2012.  In November 2012, the federal bank regulatory agencies jointly stated that they did not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Basel III specified that banks should be compliant with the new capital requirements by January 2015, but on January 6, 2013, the restrictions were eased to provide for annual increases that would result in full compliance in 2019.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Financial Condition

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

	March 31,	December 31,	$	%
	2013	2012	Difference	Difference

Total assets	$361,190	$364,610	$(3,420)	(0.94)%

Loans receivable, including loans held for sale, net	275,358	281,620	(6,262)	(2.22)
1-4 family residential mortgage loans	99,254	100,579	(1,325)	(1.32)
Home equity lines of credit	15,633	16,421	(788)	(4.80)
Other real estate loans net of undisbursed portion of loans	154,949	159,367	(4,418)	(2.77)
Commercial business loans	13,953	13,290	663	4.99
Consumer loans	1,083	1,131	(48)	(4.24)
Loans sold (for quarter and year, respectively)	11,914	84,144	(72,230)	(85.84)

Non-performing loans over 90 days past due	1,834	2,907	(1,073)	(36.91)
Loans past due 90 days, still accruing	--	--	---	---
Loans less than 90 days past due, not accruing	2,011	3,536	(1,525)	(43.13)
Other real estate owned	162	256	(94)	(36.72)
Non-performing assets	4,007	6,699	(2,692)	(40.19)

Cash and due from banks	1,249	25,643	(24,394)	(95.13)
Available-for-sale securities	37,998	28,004	9,994	35.69
Short-term investments	22,838	5,778	17,060	295.26
Interest bearing time deposits	1,747	1,740	7	0.40

Deposits	309,357	308,637	720	0.23
Core deposits	168,144	167,704	440	0.26
Time accounts	141,213	140,933	280	0.20
Brokered deposits	13,690	13,690	---	---

FHLB advances	10,000	15,000	(5,000)	(33.33)
Shareholders’ equity (net)	39,554	38,955	599	1.54

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Our total assets decreased $3.4 million, or 0.94%, during the three months from December 31, 2012 to March 31, 2013.  Primary components of this decrease were a $7.3 million net decrease in cash and due from banks and short-term investments, a $6.3 million decrease in net loans receivable including loans held for sale, offset by a $10.0 million increase in available for sale securities.   Federal Home Loan Bank advances decreased by $5.0 million and deposits increased $720,000.  The net decrease in cash and short-term investments was generally due to the repayment of the maturing FHLB advance and the purchase of securities.  The remaining purchase of securities was funded by loan repayments as borrowers continued to take advantage of unprecedented low rates to refinance their mortgages to lower rate fixed rate mortgages which we sell on the secondary market, and to continuing low loan demand.  In addition, despite the very low rates on deposits we continued to see increases in core transaction and savings accounts as depositors’ uncertainty about the economy led them to place the money in accounts where it was readily available if needed.

Non-performing assets, which include non-accruing loans and foreclosed assets, decreased from $6.7 million at December 31, 2012 to $4.0 million at March 31, 2012.  Non-accruing loans at March 31, 2013 were comprised of $3.5 million, or 90.59%, of one- to four-family residential real estate loans; $140,000, or 3.65%, of loans on land; $128,000 or 3.32%, of commercial property loans, $73,000, or 1.91%, of multi-family property loans, and $20,000, or 0.55%, of non real estate loans.  Non-performing assets at March 31, 2013 also included one $162,000 foreclosed property compared to $256,000 at December 31, 2012.  At March 31, 2013, our allowance for loan losses equaled 2.17% of total loans compared to 2.06% at December 31, 2012. The allowance for loan losses at March 31, 2013 totaled 151.29% of non-performing assets compared to 88.06% at December 31, 2012, and 157.66% of non-performing loans at March 31, 2013 compared to 91.57% at December 31, 2012.  Our non-performing assets equaled 1.11% of total assets at March 31, 2013 compared to 1.84% at December 31, 2012.  Non-performing loans totaling $321,000 were charged off in the first three months of 2013, offset by $83,000 of recoveries.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties.  We acquired one property in the first quarter of 2013 through a sheriff’s sale.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.  Effective August 31, 2010, the Bank entered into a Supervisory Agreement (the “Supervisory Agreement”) with the OTS requiring the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses.  The Bank has implemented the revised policy which it presumes will address the concerns expressed by the OTS and has not been notified of any concerns.  The Supervisory Agreement did not require an additional provision for loan loss reserves.  As of July 21, 2011, all functions and all rulemaking authority of the OTS relating to federal savings associations were transferred to the OCC.  As a result, the OCC will now enforce the Supervisory Agreement with the Bank.

Shareholders’ equity increased from $39.0 million at December 31, 2012 to $39.6 million at March 31, 2013, an increase of $599,000, or 1.54%, primarily as a result of net income of $653,000.  Shareholders’ equity to total assets was 10.95% at March 31, 2013 compared to 10.68% at December 31, 2012.

Average Balances, Interest Rates and Yields

The following two tables present, for the periods indicated, the total dollar amount of interest income earned on average interest-earning assets and the resulting yields on such assets, as well as the interest expense paid on average interest-bearing liabilities, and the rates paid on such liabilities.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.  Please note that beginning on January 1, 2013, deposits at the Federal Reserve were included in interest earning assets and not in cash accounts.  The average balance of deposits at the Federal Reserve in the first three months of 2013 was $24.8 million compared to $28.8 million for the same period in 2012.  The 2012 average balances were adjusted to include that balance.

	Three months ended March 31, 2013				Three months ended March 31, 2012
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$277,883		$3,477	5.00%	$297,733		$4,075	5.47%
Other investments	64,730		165	1.02	50,037		119	0.95
Total interest-earning assets	342,613		3,642	4.25	347,770		4,194	4.82

Interest-Bearing Liabilities
Savings deposits	$30,078		4	0.05	$26,322		6	0.09
Demand and NOW deposits	135,888		77	0.23	130,345		140	0.43
Time deposits	141,829		488	1.38	154,816		665	1.72
Borrowings	13,333		78	2.34	18,000		99	2.20
Total interest-bearing liabilities	321,128		647	0.81	329,483		910	1.10

Net interest income			$2,995				$3,284
Net interest rate spread				3.45%				3.72%
Net earning assets	$21,485				$18,287
Net yield on average interest-earning assets				3.50%				3.78%
Average interest-earning assets to average interest-bearing liabilities	1.07	x			1.06	x

(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012.

General.  Net income for the three months ended March 31, 2013 was $653,000, an increase of $58,000, or 9.75%, from the three months ended March 31, 2012.  The increase was primarily due to a $200,000, or 33.33%, decrease in the provision for loan losses and a $210,000 increase in noninterest income, partially offset by a $289,000 decrease in net interest income and a $48,000, or 14.24%, decrease in taxes.  Noninterest expenses increased by $15,000 or 0.56%.

Net Interest Income.  Net interest income for the three months ended March 31, 2013 decreased $289,000, or 8.80%, over the same period in 2012.  This decrease was due to a 28 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.78% for the three months ended March 31, 2012 to 3.50% for the three months ended March 31, 2013, offset by a $3.2 million increase in average net interest-earning assets.  The decrease in net interest margin is primarily due to the 57 basis point decrease in the average rate on interest-earning assets from 4.82% for the three months ended March 31, 2012 to 4.25% for the three months ended March 31, 2013. This was offset by a 29 basis point decrease in the average rate on interest-bearing liabilities from 1.10% to 0.81% for the same respective periods.

Interest income on loans decreased $598,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 because of both lower average loan volume and a lower average yield. The average balance of loans held in our portfolio decreased by $19.9 million from $297.7 million from the three month period in 2012 to $277.9 million in 2013.  The average yield on loans decreased by 47 basis points from 5.47% to 5.00% over the same period.

Interest earned on other investments and Federal Home Loan Bank stock increased by $46,000 for the three months ended March 31, 2013 compared to the same period in 2012.  This was primarily the result of a $14.7 million increase in the average balance of investments and Federal Home Loan Bank stock from $50.0 million to $64.7 million over the same periods.  The average yield increased from 0.95% to 1.02% over the comparable periods.

Interest expense for the three months ended March 31, 2013 decreased $263,000, or 28.90%, compared to the same period in 2012 consisting of a $242,000 decrease in interest paid on deposits and a $21,000 decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on deposits from 1.04% for the first three months of 2012 to 0.74% for the first three months of 2013.  Average deposits decreased by $3.7 million over this period which included a $13.0 million decrease in the average balance of higher rate time deposits offset by a $9.3 million increase in the average balance of comparatively lower rate demand deposit accounts. The increase in demand accounts was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation.   The decrease in Federal Home Loan Bank advance expense was primarily due to a decrease in the average balance of advances from $18.0 million for the three months of 2012 to $13.3 million for the first three months of 2013 as we paid off a maturing advance as slow loan demand reduced our need for additional funds.  The average rate on advances increased from 2.20% to 2.34% as the maturing advance had a shorter term and a corresponding lower rate.

Provision for Loan Losses.   The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	03/31/13	12/31/12	03/31/12
	(Dollars in Thousands)

Loans delinquent 30-59 days	$461	$1,176	$870
Loans delinquent 60-89 days	---	781	1,178
Total delinquencies	461	1,957	2,048
Accruing loans past due 90 days	---	---	---
Non-accruing loans	3,845	6,443	12,195
Total non-performing loans	3,845	6,443	12,195
OREO	162	256	599

Total non-performing assets	$4,007	$6,699	$12,794

Loans are included in the delinquent 30-59 days category when they become one month past due.  Loans are included in the delinquent 60-89 days category when they become two months past due.  Loans that are less than 90 days delinquent but are non-accruing are included in the non-accruing loan category but not in the delinquencies under 90 days.

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

Changes in non-performing loans at March 31, 2013 compared to December 31, 2012 were primarily due to the Bank restoring two relationships representing $2.1 million of loans to accrual status due to greatly improved financial situations making full collectability of principal and interest likely, taking $205,000 into OREO, charging off $185,000 of non-performing loans, and receiving payoffs of $166,000.  In addition we received principal payments of $97,000.  Over this period we also had $106,000 of loans on residential properties become non-performing during the first quarter.

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

At March 31, 2013 our largest areas of concern were loans on one- to four-family non-owner occupied rental properties and loans on one- to four-family owner occupied properties, and, to a lesser extent loans on non-residential properties.  Loans totaling $1.0 million on one- to four-family rental properties, $635,000 on one- to four-family owner occupied properties and $217,000 on non-residential properties were past due more than 30 days at March 31, 2013.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  The owner occupied property delinquencies typically reflect the elevated unemployment rate in the county.  The non-residential properties are typically loans where the borrowers are seeing increased vacancies and late rent payments because of the slow economy.

We recorded a $400,000 provision for loan losses for the three months ended March 31, 2013 as a result of our analyses of our current loan portfolios, compared to $600,000 during the same period in 2012.  The provisions in the quarter were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio.  The main reason for the decrease for the first three months of 2013 compared to the same period in 2012 was the improvement in non-accruing and delinquent loans during the period.  During the first three months of 2013, we charged $321,000 against loan loss reserves and had recoveries of $83,000.  We expect to obtain possession of more properties in 2013 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $6.1 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix.  Our ratio of allowance for loan losses to non-performing assets increased from 41.46% at March 31, 2012 to 151.29% at March 31, 2013.  That ratio at December 31, 2012 was 88.06%.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $7.1 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers. None of these loans are delinquent more than 30 days.  We also have $6.3 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines.  Of these loans, one loan of $19,000 was delinquent more than 30 days.  Our total high loan-to-value loans at March 31, 2013 were at 32% of capital, well under regulatory guidelines of 100% of capital.  We have $15.63 million of Home Equity Lines of Credit, none of which were delinquent more than 30 days at March 31, 2013.

An analysis of the allowance for loan losses for the three months ended March 31, 2013 and 2012 follows:

	Three months ended March 31,
	2013	2012
	(Dollars in Thousands)

Balance at January 1	$5,900	$5,331
Loans charged off	(321)	(631)
Recoveries	83	5
Provision	400	600
Balance at March 31	$6,062	$5,305

At March 31, 2013, non-performing assets, consisting of non-accruing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $4.0 million compared to $6.7 million at December 31, 2012.  In addition to our non-performing assets, we identified $20.1 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At March 31, 2013, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 2.17% of net loans receivable and 157.66% of non-performing loans at March 31, 2013 compared to 2.06% and 88.06% at December 31, 2012, respectively.  Our non-performing assets equaled 1.11% of total assets at March 31, 2013 compared to 1.84% at December 31, 2012.

Non-Interest Income.  Non-interest income for the three months ended March 31, 2013 increased by $210,000, or 23.13%, compared to the same period in 2012.  This was primarily due to a $158,000 increase in other income, an $81,000 decrease in the loss recognized on the sale of OREO, and a $24,000 gain on the sale of mortgage loans offset by a $53,000 decrease in service charges and fee income.  The increase in other income was due primarily to a $102,000 increase in the gain on the sale of non-bank investment products through our Money Concepts program and from a $55,000 increase in mortgage loan servicing fees primarily due to a $21.4 increase in our servicing portfolio. The decrease in losses on the sale or writedown of OREO properties was primarily due the reduction in the number of OREO properties resulting in the sale of only one OREO property in the first quarter of 2013 for a loss of $2,000 compared to the sale of 21 properties in the first quarter of 2012 for a loss of $83,000. The increase in the gain on sale of mortgage loans was due primarily to generally higher fees received on loan sales including an increase in the sale of federally insured loans which typically generate higher fee income offset by a slight decrease in the number of loans sold. The decrease in service fees was primarily due to a lower volume of customer overdrafts.

Non-Interest Expense.  Non-interest expense for the three months ended March 31, 2013 increased $15,000, or 0.56%, compared to the same period in 2012 due primarily to a $27,000 increase in advertising expenses connected to production of our annual report and the signing of a new bank spokesperson, and an $8,000 increase in salaries and employee benefits, offset by a $12,000 decrease in other expenses primarily due to loan related legal fees, and a $6,000 decrease in computer expenses due to the receipt of a smart phone mobile application credit.

Income Tax Expense.   Our income tax provision increased by $48,000 for the three months ended March 31, 2013 due primarily to increased pre-tax income.

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

Our current internal policy for liquidity is 5% of total assets. Our liquidity ratio at March 31, 2013 was 15.61% as a percentage of total assets compared to 14.81% at December 31, 2012.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At March 31, 2013, we had outstanding commitments to originate loans and available lines of credit totaling $36.1 million and commitments to provide funds to complete current construction projects in the amount of $3.0 million. We had $1.8 million of outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $80.1 million at March 31, 2013.  Included in that number are $2.1 million of brokered deposits.  Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We have no Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $39.6 million at March 31, 2013 compared to $39.0 million at December 31, 2012, an increase of $599,000, or 1.54%, due primarily to net income of $653,000.  Shareholders’ equity to total assets was 10.95% at March 31, 2013 compared to 10.68% at December 31, 2012.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of March 31, 2013 and December 31, 2012, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at March 31, 2013 and December 31, 2012 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$42,109	16.2%	$20,790	8.0%	$25,987	10.0%
Tier I capital (to risk-weighted assets)	38,826	14.9	10,394	4.0	15,592	6.0
Tier I capital (to adjusted total assets)	38,826	10.7	10,841	3.0	18,068	5.0

As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$41,400	16.0%	$20,694	8.0%	$25,868	10.0%
Tier I capital (to risk-weighted assets)	38,134	14.7	10,347	4.0	15,521	6.0
Tier I capital (to adjusted total assets)	38,134	10.5	10,928	3.0	18,213	5.0

Effective August 31, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with the OTS, requiring the Company to submit to the OTS by October 31, 2010 a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012.  In its submitted capital plan, the Company proposes to maintain risk-based capital ratios above twelve percent (200 basis points above the ten percent well-capitalized level), and core capital above eight percent (300 basis points above the five percent well-capitalized level). The current capital levels shown in the table above are at least 1% above these levels.  On July 14, 2011, the OTS notified the Company that certain revisions to the capital plan primarily relating to consolidated capital ratios and consolidated financial statements of the Company were needed. As noted above, as a result of the Dodd-Frank Act, the Bank is being supervised by the OCC and the Company is being supervised by the Federal Reserve from and after July 21, 2011.  The Company requested clarification from the Federal Reserve regarding the requested information and submitted a response on August 30, 2011 explaining a labeling correction that the Company believes addresses the concerns noted by the OTS.

The Bank’s Supervisory Agreement and the MOU require prior written non-objection of the OCC and the Federal Reserve (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Bank or the Company, respectively.  In addition, the MOU requires prior approval by the Federal Reserve of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan.  LSB Financial does not now hold any such debt.  The Company paid a quarterly cash dividend to its shareholders in March 2013. All required regulatory non-objections to the dividend were obtained.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of March 31, 2013, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

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

Under the MOU, the Company was required to submit to the OTS by October 31, 2010, a capital plan for enhancing the consolidated capital of the Company for the period January 1, 2011 through December 31, 2012. The capital plan is to be updated each year during which the

MOU is effective. On July 14, 2011, the OTS notified the Company that certain revisions to the capital plan primarily relating to consolidated capital ratios and consolidated financial statements of the Company were needed. The Company requested clarification from the Federal Reserve regarding the requested information and submitted a response on August 30, 2011 explaining a labeling correction that the Company believes addresses the concerns noted by the OTS.

The MOU also requires prior written non-objection of the Federal Reserve (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Company and of any Company debt not in the ordinary course (including loans, cumulative preferred stock and subordinated debt) unless such debt is contemplated by the capital plan. The Company does not now hold any such debt. The Company believes it is in compliance with the provisions of the MOU. The Company paid a quarterly cash dividend to its shareholders in March 2013 after receiving all required regulatory non-objections.

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

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

January1 – January 31, 2013	---	---	---	52,817
February 1 – February 28, 2013	---	---	---	52,817
March 1 – March 31, 2013	---	---	---	52,817
Total	---	---	---	52,817

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

LSB FINANCIAL CORP.
(Registrant)

Date: May 15, 2013	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 906 Certification

101
The following materials from the Company’s Form 10-Q for the quarterly period ending March 31, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*  Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.