Form 10-Q
period 2013-06-30
LSB FINANCIAL CORP
filed 2013-08-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]       No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at August 10, 2013
Common Stock, $.01 par value per share	1,559,343 shares

LSB FINANCIAL CORP.

  i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and due from banks	$1,349	$25,643
Interest-bearing deposits	23,701	5,778
Cash and cash equivalents	25,050	31,421
Interest-bearing time deposits	1,748	1,740
Available-for-sale securities	47,780	28,004
Loans held for sale	1,476	1,363
Total loans	273,342	286,157
Less: Allowance for loan losses	(6,346)	(5,900)
Net loans	266,996	280,257
Premises and equipment, net	7,243	7,069
Federal Home Loan Bank stock, at cost	3,185	3,185
Bank owned life insurance	6,671	6,595
Interest receivable and other assets	5,263	4,976
Total assets	$365,412	$364,610

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$313,856	$308,637
Federal Home Loan Bank advances	10,000	15,000
Interest payable and other liabilities	1,986	2,018
Total liabilities	325,842	325,655

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2013 - 1,559,343 shares, 2012 - 1,555,972 shares	15	15
Additional paid-in-capital	11,151	11,121
Retained earnings	28,656	27,495
Accumulated other comprehensive income (loss)	(252)	324
Total shareholders’ equity	39,570	38,955

Total liabilities and shareholders’ equity	$365,412	$364,610

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans	$3,261	$3,806	$6,738	$7,881
Securities
Taxable	141	90	245	157
Tax-exempt	49	39	94	78
Other	11	15	27	29
Total interest and dividend income	3,462	3,950	7,104	8,145
Interest Expense
Deposits	537	747	1,106	1,558
Borrowings	59	104	138	204
Total interest expense	596	851	1,244	1,762
Net Interest Income	2,866	3,099	5,860	6,383

Provision for Loan Losses	225	500	625	1,100
Net Interest Income After Provision for Loan Losses	2,641	2,599	5,235	5,283

Non-interest Income
Deposit account service charges and fees	300	321	573	646
Net gains on loan sales	527	425	957	832
Loss on other real estate owned	---	(56)	(2)	(139)
Other	331	185	749	445
Total non-interest income	1,158	875	2,277	1,784

Non-Interest Expense
Salaries and employee benefits	1,551	1,496	3,078	3,015
Net occupancy and equipment expense	321	283	640	601
Computer service	156	152	297	300
Advertising	97	89	212	177
FDIC insurance premiums	117	120	233	240
Other	528	543	985	1,011
Total non-interest expense	2,770	2,683	5,445	5,344

Income Before Income Taxes	1,029	791	2,067	1,723
Provision for Income Taxes	365	282	750	619
Net Income	664	509	1,317	1,104
Unrealized appreciation (depreciation) on available-for-sale securities net of taxes of ($391) and $49 for the three months ended June 30, 2013 and 2012, and of ($384) and $36, for the six months ended June 30, 2013 and 2012, respectively	(587)	73	(576)	54
Total comprehensive income	$77	$582	$741	$1,158

Basic Earnings Per Share	$0.43	$0.33	$0.85	$0.71
Diluted Earnings Per Share	$0.42	$0.33	$0.85	$0.71
Dividends Declared Per Share	$0.05	$0.00	$0.10	$0.00

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2013 and 2012
 (Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2012	$15	$11,010	$24,913	$236	$36,174
Net income			1,104		1,104
Other comprehensive income				54	54
Stock options exercised (750 shares)		7			7
Tax benefit related to stock options exercised		2			2
Share-based compensation expense		42			42
Balance, June 30, 2012	$15	$11,061	$26,017	$290	$37,383

Balance, January 1, 2013	$15	$11,121	$27,495	$324	$38,955
Net income			1,317		1,317
Other comprehensive loss				(576)	(576)
Stock options exercised (1,110 shares)		14			14
Tax benefit related to stock options exercised		3			3
Dividends on common stock, $0.10 per share			(156)		(156)
Share-based compensation expense		13			13
Balance, June 30, 2013	$15	$11,151	$28,656	$(252)	$39,570

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Operating Activities
Net income	$1,317	$1,104
Items not requiring (providing) cash
Depreciation	224	228
Provision for loan losses	625	1,100
Amortization of premiums and discounts on securities	103	(140)
Loss on sale of other real estate owned	2	139
Gain on sale of loans	(957)	(832)
Loans originated for sale	(28,669)	(28,281)
Proceeds on loans sold	29,513	29,931
Share-based compensation expense	13	42
Changes in
Interest receivable and other assets	(457)	176
Interest payable and other liabilities	352	151
Net cash provided by operating activities	2,066	3,618

Investing Activities
Purchases of available-for-sale securities	(21,795)	(12,827)
Proceeds from maturities of available-for-sale securities	948	2,368
Net change in loans	12,474	11,877
Proceeds from sale of other real estate owned	254	1,560
Purchase of premises and equipment	(398)	(164)
Net cash provided by investing activities	(8,517)	2,814

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	9,195	(1,299)
Net change in certificates of deposit	(3,976)	2,863
Repayment of Federal Home Loan Bank advances	(5,000)	---
Proceeds from stock options exercised	14	7
Tax benefit related to stock options exercised	3	2
Dividends paid	(156)	---
Net cash provided by financing activities	80	1,573

Increase (decrease) in Cash and Cash Equivalents	(6,371)	8,005
Cash and Cash Equivalents, Beginning of Period	31,421	21,708
Cash and Cash Equivalents, End of Period	$25,050	$29,713

Supplemental Cash Flows Information
Interest paid	$1,284	$1,762
Income taxes paid	1,275	125

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	192	103
Loans transferred to other real estate owned	162	654

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
June 30, 2013

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

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period.  Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three and six month periods ended June 30, 2013, 35,815 shares related to stock options outstanding were dilutive and 14,885 were antidilutive.  For the three month period ended June 30, 2012, 40,317 shares related to stock options outstanding were dilutive and 17,116 were antidilutive and for the six month period ended June 30, 2012, 6,000 shares related to stock options outstanding were dilutive and 51,433 were antidilutive.

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Weighted average shares outstanding	1,557,082	1,555,972	1,556,492	1,555,646
Stock options	5,853	724	4,725	---
Shares used to compute diluted earnings per share	1,562,935	1,556,696	1,561,217	1,555,646
Basic earnings per share	$0.43	$0.33	$0.85	$0.71
Diluted earnings per share	$0.42	$0.33	$0.85	$0.71

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale Securities:		(in Thousands)
June 30, 2013: (Unaudited)
U.S. Government sponsored agencies	$23,568	$15	$(374)	$23,209
Mortgage-backed securities - government sponsored entities	11,335	130	(191)	11,274
State and political subdivisions	13,309	167	(179)	13,297
	$48,212	$312	$(744)	$47,780

Available-for-sale Securities:
December 31, 2012
U.S. Government sponsored agencies	$10,639	$83	$(13)	$10,709
Mortgage-backed securities - government sponsored entities	6,989	209	---	7,198
State and political subdivisions	9,840	271	(14)	10,097
	$27,468	$563	$(27)	$28,004

The amortized cost and fair value of available-for-sale securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	June 30, 2013
	(in thousands)

Within one year	$641	$642
One to five years	20,275	20,191
Five to ten years	15,961	15,673
After ten years	---	---
	36,877	36,506

Mortgage-backed securities	11,335	11,274

Totals	$48,212	$47,780

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1.8 million at June 30, 2013 and $2.0 million at December 31, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2013 and December 31, 2012 was $32.6 million and $5.6 million, which is approximately 68% and 20%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In thousands)
June 30, 2013
U.S. Government sponsored agencies	$17,668	$374	$	---	$	---	$17,668	$374
Mortgage-backed securities – government sponsored entities	7,242	191		---		---	7,242	191
State and political subdivisions	7,650	179		---		---	7,650	179
Total temporarily impaired securities	$32,560	$744	$	---	$	---	$32,560	$744

December 31, 2012
U.S. Government sponsored agencies	$3,076	$13	$	---	$	---	$3,076	$13
State and political subdivisions	2,541	14		---		---	2,541	14
Total temporarily impaired securities	$5,617	$27	$	---	$	---	$5,617	$27

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

Categories of loans include:

	(Unaudited) June 30, 2013	December 31, 2012
	(In thousands)
Real Estate
One-to-four family residential	$93,576	$99,216
Multi-family residential	61,458	62,823
Commercial real estate	72,975	82,430
Construction and land development	19,191	14,113
Commercial	12,918	13,290
Consumer and other	1,204	1,131
Home equity lines of credit	15,781	16,421
Total loans	277,103	289,424

Less
Net deferred loan fees, premiums and discounts	(415)	(469)
Undisbursed portion of loans	(3,346)	(2,798)
Allowance for loan losses	(6,346)	(5,900)
Net loans	$266,996	$280,257

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

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the three and six month periods ending June 30, 2013 and for the year ended December 31, 2012 is provided below.

Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended June 30, 2013 (Unaudited)

Three Months Ended June 30, 2013	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses	(In thousands)
Beginning balance	$859	$525	$1,053	$981	$2,135	$42	$290	$177	$6,062
Provision charged to expense	55	26	(119)	20	124	4	57	58	225
Losses charged off	---	---	---	---	---	---	(10)	---	(10)
Recoveries	1	1	56	---	---	---	11	---	69
Ending balance	$915	$552	$990	$1,001	$2,259	$46	$348	$235	$6,346

Allowance for Loan Losses and Recorded Investment in Loans for the Six Months Ended June 30, 2013 (Unaudited)

Six Months Ended June 30, 2013	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses	(In thousands)
Beginning balance	$633	$589	$1,022	$1,055	$2,177	$62	$154	$208	$5,900
Provision charged to expense	294	(38)	93	(54)	133	(16)	186	27	625
Losses charged off	(29)	---	(241)	---	(51)	---	(10)	---	(331)
Recoveries	17	1	116	---	---	---	18	---	152
Ending balance	915	552	990	1,001	2,259	46	348	235	6,346
ALL individually evaluated	---	10	20	17	530	---	47	40	664
ALL collectively evaluated	915	542	970	984	1,729	46	301	195	5,682
Total ALLL	915	552	990	1,001	2,259	46	348	235	6,346
Loans individually evaluated	7	1,319	5,978	2,158	8,637	---	829	156	19,084
Loans collectively evaluated	12,911	43,934	42,345	59,300	64,338	8,009	10,353	16,829	258,019
Total loans evaluated	$12,918	$45,253	$48,323	$61,458	$72,975	$8,009	$11,182	$16,985	$277,103

Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended June 30, 2012 (Unaudited)

Three Months Ended June 30, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses	(In thousands)
Beginning balance	$716	$411	$1,221	$664	$2,000	$13	$127	$153	$5,305
Provision charged to expense	99	31	(108)	224	276	(5)	(23)	6	500
Losses charged off	(148)	(10)	(12)	---	(417)	---	---	---	(587)
Recoveries	17	---	17	---	---	---	16	---	50
Ending balance	$684	$432	$1,118	$888	$1,859	$8	$120	$159	$5,268

Allowance for Loan Losses and Recorded Investment in Loans for the Six Months Ended June 30, 2012 (Unaudited)

Six Months Ended June 30, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
Allowance for losses	(In thousands)
Beginning balance	$667	$436	$1,330	$646	$1,788	$64	$264	$136	$5,331
Provision charged to expense	462	12	(195)	500	488	(56)	(145)	34	1,100
Losses charged off	(462)	(16)	(37)	(259)	(417)	---	(15)	(11)	(1,217)
Recoveries	17	---	20	1	---	---	16	---	54
Ending balance	$684	$432	$1,118	$888	$1,859	$8	$120	$159	$5,268

Allowance for Loan Losses and Recorded Investment in Loans at December 31, 2012

ALL individually evaluated	$	---	$14	$27	$24	$253	$	---	$	---	$	---	$318
ALL collectively evaluated		633	575	993	1,031	1,924		62		154		208	5,582
Total ALLL		633	589	1,021	1,055	2,177		62		154		208	5,900
Loans individually evaluated		49	1,653	5,917	2,891	6,233		---		1,379		92	18,214
Loans collectively evaluated		13,241	46,892	44,754	59,932	76,197		8,928		3,806		17,460	271,210
Total loans evaluated		$13,290	$48,545	$50,671	$62,823	$82,430		$8,928		$5,185		$17,552	$289,424

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

The following table provides an analysis of loan quality using the above designations, based on property type at June 30, 2013 (Unaudited).

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(In thousands)
1- Superior	$23	$3,516	$238	$	---	$100	$--	$189	$1,689	$5,755
2 - Good	1,541	19,158	4,062		7,824	10,271	2,210	1,442	10,487	56,995
3 - Pass Low risk	4,983	15,078	12,101		30,885	17,874	5,059	5,192	3,685	94,857
4 - Pass	3,886	5,357	23,093		17,646	25,591	740	1,332	1,030	78,675
4W - Watch	131	1,065	2,185		3,373	7,719	---	2,198	28	16,699
5 - Special mention	---	---	2,310		1,659	827	---	594	---	5,390
6 - Substandard	2,354	1,079	4,334		71	10,593	---	235	66	18,732
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 - Loss	---	---	---		---	---	---	---	---	---
Total	$12,918	$45,253	$48,323		$61,458	$72,975	$8,009	$11,182	$16,985	$277,103

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2012.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(In thousands)
1- Superior	$27	$3,849	$246	$	---	$103	$667	$193	$1,787	$6,872
2 - Good	3,061	20,104	4,299		7,661	10,924	1,123	172	11,311	58,655
3 - Pass Low risk	7,982	16,459	12,625		31,281	31,853	5,383	286	3,374	109,243
4 - Pass	1,689	6,221	24,623		18,010	22,993	1,755	1,387	1,078	77,756
4W - Watch	186	746	2,894		2,954	5,014	---	1,769	---	13,563
5 - Special mention	296	---	2,535		2,139	4,658	---	---	---	9,628
6 - Substandard	49	1,166	3,449		778	6,885	---	1,378	2	13,707
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 - Loss	---	---	---		---	---	---	---	---	---
Total	$13,290	$48,545	$50,671		$62,823	$82,430	$8,928	$5,185	$17,552	$289,424

Analyses of past due loans segregated by loan type as of June 30, 2013 and December 31, 2012 are provided below.

	Loan Portfolio Aging Analysis as of June 30, 2013 (Unaudited)

	30-59 Days	60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
					(Inthousands)

Commercial	$4	$	---	$7	$11	$12,907	$12,918	$	---	$	---
Owner occupied 1-4	84		405	383	872	44,381	45,253		533		---
Non owner occupied 1-4	---		209	1,334	1,543	46,780	48,323		1,172		---
Multi-family	---		71	---	71	61,387	61,458		71		---
Commercial Real Estate	---		16	111	127	72,848	72,975		16		---
Construction	---		---	---	---	8,009	8,009		---		---
Land	---		---	140	140	11,042	11,182		---		---
Consumer and home equity	30		18	37	85	16,900	16,985		---		---
Total	$118		$719	$2,012	$2,849	$274,254	$277,103		$1,792	$	---

	Loan Portfolio Aging Analysis as of December 31, 2012

	30-59 Days		60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
						(In thousands)

Commercial	$	---	$	---	$49	$49	$13,241	$13,290	$	---	$	---
Owner occupied 1-4		184		406	107	697	47,848	48,545		862		---
Non owner occupied 1-4		291		216	2,124	2,631	48,040	50,671		543		---
Multi-family		700		78	---	778	62,045	62,823		76		---
Commercial Real Estate		---		---	487	487	81,943	82,430		815		---
Construction		---		---	---	---	8,928	8,928		---		---
Land		---		79	140	219	4,966	5,185		1,238		---
Consumer and home equity		1		2	---	3	17,549	17,552		2		---
Total		$1,176		$781	$2,907	$4,864	$284,560	$289,424		$3,536	$	---

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement.  The following table presents impaired loans and interest recognized on them for the quarter and six months ended June 30, 2013 and impaired loans for the year ended December 31, 2012 and interest recognized for the quarter and six months ended June 30, 2012.

	Impaired Loans as of and for the Quarter and Six months ended June 30,2013 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized		Year to date Interest Income Recognized
	(In thousands)
Loans without specific valuation allowance
Commercial	$7	$151	$	---	$13	$25	$	---	$	---
Owner occupied 1-4	1,091	1,187		---	1,259	1,294		22		14
Non owner occupied 1-4	5,711	6,316		---	5,685	5,679		71		166
Multi-family	2,087	2,098		---	2,094	2,333		26		61
Commercial Real Estate	3,329	3,776		---	2,959	3,528		82		127
Construction	---	---		---	---	---		---		---
Land	724	990		---	729	946		6		---
Consumer and Home Equity	90	92		---	91	91		1		3
Total loans without a specific valuation allowance	13,039	14,610		---	12,830	13,896		208		371

Loans with a specific valuation allowance
Commercial	---	---		---	---	---		---		---
Owner occupied 1-4	228	238		10	229	230		2		---
Non owner occupied 1-4	267	267		20	269	273		---		1
Multi-family	71	78		17	72	74		1		---
Commercial Real Estate	5,308	5,308		530	3,425	2,806		99		26
Construction	---	---		---	---	---		---		---
Land	105	105		47	52	35		1		---
Consumer and Home Equity	66	69		40	46	39		---		---
Total loans with a specific valuation allowance	6,045	6,065		664	4,093	3,457		103		27

Total
Commercial	7	151		---	13	25		---		---
Owner occupied 1-4	1,319	1,425		10	1,488	1,524		24		14
Non owner occupied 1-4	5,978	6,583		20	5,954	5,952		71		167
Multi-family	2,158	2,176		17	2,166	2,407		27		61
Commercial Real Estate	8,637	9,084		530	6,384	6,334		181		153
Construction	---	---		---	---	---		---		---
Land	829	1,095		47	781	981		7		---
Consumer and Home Equity	156	161		40	137	130		1		3
Total impaired loans	$19,084	$20,675		$664	$16,923	$17,353		$311		$398

	Impaired loans as of and for the Year Ended December 31, 2012				Impaired loans for the Quarter and Six Months Ended June 30, 2012 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized		Year to date Interest Income Recognized
	(In thousands)
Loans without specific valuation allowance
Commercial	$49	$521	$	---	$139	$910	$	---	$4
Owner occupied 1-4	1,421	1,535		---	1,374	1,584		11	33
Non owner occupied 1-4	5,636	5,900		---	6,286	6,829		63	157
Multi-family	2,813	2,865		---	2,428	3,001		46	93
Commercial Real Estate	4,667	5,720		---	7,763	7,994		90	180
Construction	---	---		---	---	---		---	---
Land	1,379	1,615		---	1,780	1,900		2	3
Consumer and Home Equity	92	114		---	158	183		2	4
Total loans without a specific valuation allowance	16,057	18,360		---	19,928	22,401		214	474

Loans with a specific valuation allowance
Commercial	---	---		---	240	160		---	2
Owner occupied 1-4	232	240		14	123	82		---	---
Non owner occupied 1-4	281	281		27	392	395		1	2
Multi-family	78	83		24	404	406		---	---
Commercial Real Estate	1,566	1,567		253	3,249	3,268		12	29
Construction	---	---		---	---	---		---	---
Land	---	---		---	---	---		---	---
Consumer and Home Equity	---	---		---	---	---		---	---
Total loans with a specific valuation allowance	2,157	2,171		318	4,407	4,311		13	33

Total
Commercial	49	521		---	379	1,070		---	6
Owner occupied 1-4	1,653	1,775		14	1,479	1,666		11	33
Non owner occupied 1-4	5,917	6,271		27	6,678	7,224		64	159
Multi-family	2,891	2,948		24	2,831	3,407		46	93
Commercial Real Estate	6,233	7,287		253	11,012	11,263		102	209
Construction	---	---		---	---	---		---	---
Land	1,379	1,615		---	1,780	1,900		2	3
Consumer and Home Equity	92	114		---	158	183		2	4
Total impaired loans	$18,214	$20,531		$318	$24,336	$26,712		$227	$507

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

The following table gives a breakdown of non-accruing loans by loan class at June 30, 2013 and at December 31, 2012.

	(Unaudited)
Loan Class	June 30, 2013	December 31, 2012
	(In thousands)

Commercial	$7	$49
Owner occupied 1-4	916	969
Non owner occupied 1-4	2,506	2,667
Multi-family	71	76
Commercial Real Estate	127	1,302
Construction	---	---
Land	140	1,378
Consumer and home equity	37	2
Total	$3,804	$6,443

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

The following tables present information regarding troubled debt restructurings by class for the three months and six months ended June 30, 2013 and 2012.

	Newly restructured loans for the three months ended June 30, 2013 (Unaudited)

	(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		38		38	Below market rate
Non owner occupied 1-4	2		277		277	Term
Multi-family	---		---		---	---
Commercial Real Estate	1		778		760	Term
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	1		29		29	Term
Total	5		$1,122		$1,104

Newly restructured loans for the three months ended June 30, 2012 (Unaudited)

(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	---	$	---	$	---	---
Owner occupied 1-4	---		---		---	---
Non owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---
Commercial Real Estate	1		100		100	Below market rate
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	---		---		---	---
Total	1		$100		$100

	Newly restructured loans for the six months ended June 30, 2013 (Unaudited)

	(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		38		38	Below market rate
Non owner occupied 1-4	7		1,520		1,246	A/B note, payment adjustment, term
Multi-family	---		---		---	---
Commercial Real Estate	1		778		761	Term
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	1		29		29	Term
Total	10		$2,365		$2,074

Newly restructured loans for the six months ended June 30, 2012 (Unaudited)
(Dollars in thousands)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		108		108	Below market rate
Non owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---
Commercial Real Estate	2		345		345	Below market rate
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	---		---		---	---
Total	3		$453		$453

Troubled debt restructurings that subsequently defaulted for the three months ended June 30, 2012
(Unaudited)
(Dollars in thousands)
	Number of loans	Recorded Balance

Commercial	1	$125
Owner occupied 1-4	---	---
Non owner occupied 1-4	---	---
Multi-family	---	---
Commercial Real Estate	---	---
Construction	---	---
Land	---	---
Consumer and home equity	---	---
Total	1	$125

Troubled debt restructurings that subsequently defaulted for the six months ended June 30, 2012 (Unaudited)
(Dollars in thousands)
	Number of loans	Recorded Balance

Commercial	1	$125
Owner occupied 1-4	---	---
Non owner occupied 1-4	---	---
Multi-family	---	---
Commercial Real Estate	---	---
Construction	---	---
Land	---	---
Consumer and home equity	---	---
Total	1	$125

There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the three months and six months ended June 30, 2013.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)

Available-for-sale securities
June 30, 2013 (Unaudited):
U.S. Government-sponsored agencies	$23,209	---	$23,209	---
Mortgage-backed securities	11,274	---	11,274	---
State and political subdivision securities	13,297	---	13,297	---

Totals	47,780	---	47,780	---

December 31, 2012:
U.S. Government-sponsored agencies	$10,709	---	$10,709	---
Mortgage-backed securities	7,198	---	7,198	---
State and political subdivision securities	10,097	---	10,097	---

Totals	28,004	---	28,004	---

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the quarter ended June 30, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)

June 30, 2013 (Unaudited):

Collateral-dependent impaired loans	$5,916	—	—	$5,916

December 31, 2012:

Collateral-dependent impaired loans	$527	—	—	$527

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Controller’s office.  Appraisals are reviewed for accuracy and consistency by the Controller’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Controller’s office by comparison to historical results.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
June 30, 2013 (Unaudited):
Collateral-dependent impaired loans	$5,916	Market comparable properties	Marketability discount	10%

December 31, 2012:
Collateral-dependent impaired loans	$ 527	Market comparable properties	Marketability discount	10%

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
June 30, 2013 (Unaudited):
Financial assets
Cash and cash equivalents	$25,050	$25,050	$—	$—
Interest bearing time deposits	1,748	—	1,748	—
Loans held for sale	1,476	—	1,476	—
Loans, net of allowance for losses	266,966	—	---	281,105
Federal Home Loan Bank stock	3,185	—	3,185	---
Accrued interest receivable	1,229	—	1,229	—

Financial liabilities
Transaction and Savings Deposits	176,899	176,899	—	—
Time Deposits	136,957	—	—	139,305
Federal Home Loan Bank advances	10,000	—	10,289	—
Accrued interest payable	44	—	44	—

December 31, 2012:
Financial assets
Cash and cash equivalents	$31,421	$31,421	$—	$—
Interest bearing time deposits	1,740	—	1,740	—
Loans held for sale	1,363	—	1,363	—
Loans, net of allowance for losses	280,257	—	---	299,010
Federal Home Loan Bank stock	3,185	—	3,185	---
Accrued interest receivable	1,133	—	1,133	—

Financial liabilities
Transaction and Savings Deposits	167,704	167,704	—	—
Time Deposits	140,933	—	—	143,181
Federal Home Loan Bank advances	15,000	—	15,515	—
Accrued interest payable	40	—	40	—

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

Note 8 –Accounting Developments

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

LSB Financial Corp., an Indiana corporation (“LSB Financial” or the “Company”), is the holding company of Lafayette Savings Bank, FSB (“Lafayette Savings” or the “Bank”). LSB Financial has no separate operations and its business consists only of the business of Lafayette Savings. References in this Form 10-Q to “we,” “us” and “our” refer to LSB Financial and/or Lafayette Savings as the context requires.

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

Tippecanoe County and the eight surrounding counties comprise Lafayette Savings’ primary market area. Lafayette is the county seat of Tippecanoe County and West Lafayette is the home of Purdue University. There are three things that set Greater Lafayette apart from other urban areas of the country: the presence of a world class university, Purdue University; a government sector due to the presence of the county seat; and the mix of heavy industry and high-tech innovative start-up companies tied to Purdue University. In addition, Greater Lafayette is a regional health care center serving nine counties and has a large campus of Ivy Tech Community College.

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base, although this has not been the case lately. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and at June 30, 2013 was at 8.6% compared to 8.7% for Indiana and 7.8% nationally.  The June unemployment rate was an increase of 1.4% from May which is a traditional pattern in the county as so much of the county employment is tied to education as noted above.  The average increase in the unemployment rate from May to June is 17% and this year’s increase was in that range at 19%. Activity in the local housing market is improving with 834 unit sales reported through May 31, 2013 compared to 750 for the same period last year.  As of the most recent first quarter of 2013 results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area (“MSA”) was a -1.02% decrease with the one-year change a 2.41% increase.

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

Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, recently announced the addition of more production capacity for a new model to be built there. It intends to hire 900 new employees by the end of 2016.  Wabash National, the area’s second largest industrial employer, continues to hire and intends to employ 60 more welders for a new line for production of bulk liquid storage containers.

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

We have seen progress in our problem loans as more borrowers who had fallen behind on their loans are qualifying for troubled debt restructures, have resumed payments or we have acquired control of their properties. Our percentage of loans delinquent over 30 days is less than 1.0% of total loans and is the lowest it has been in over ten years. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In 2012, we acquired 5 properties through deeds-in-lieu of foreclosure and 5 properties through foreclosure and sold 36 OREO properties.  Through June 30, 2013, we have acquired one property through a sheriff’s sale and sold the one property we had in OREO at December 31, 2012.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition, we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity.  Base deposits in 2013 have remained fairly flat.  There was a $5 million deposit on the last day of the month, most of which was reallocated within a few weeks, which accounted for the $5.2 million increase in deposits from $308.6 million at December 31, 2012 to $313.9 million at June 30, 2013. Our reliance on brokered funds remained unchanged in the first two quarters of 2013 with the balance remaining at $13.7 million as we wait for maturities which give us the opportunity to repay these funds. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve. The Federal Reserve has held short-term rates at almost zero for the last three years while long-term rates have fallen to the 3.0% range. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step and in fact our net interest margin increased to a record high of 4.12% in the first quarter of 2012 before falling to 3.42% at June 30, 2013.

The decrease was generally due to the continued decline in loan rates while deposit rates have started to level out.  Our expectation for most of 2013 is that deposits rates will remain at these low levels as the Federal Reserve continues to focus on strengthening the economy. However there appears to be an increased expectation that rates will begin to increase late in 2013.  Overall loan rates are expected to stay low or fall slightly through the end of the year.

Rate changes can typically be expected to have an impact on interest income. Because the Federal Reserve has stated it intends to keep rates low, we expect to see little change in the money supply or market rates until late 2013. Low rates generally increase borrower preference for fixed rate products which we typically sell on the secondary market. Some existing adjustable rate loans can be expected to reprice to lower rates which could be expected to have a negative impact on our interest income, although many of our loans have already reached their interest rate floors. While we would expect to sell the majority of our fixed rate loans on the secondary market, we expect to book some higher quality loans to replace runoff in the portfolio. Although new loans put on the books in 2012 will be at comparatively low rates we expect they will provide a return above any other opportunities for investment.

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

As noted in the Annual Report, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as LSB Financial, will be regulated in the future. Among other things, these provisions abolished the OTS effective July 21, 2011 and transferred its functions to the other federal banking agencies.  The Dodd-Frank Act also relaxes rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changes the scope of federal deposit insurance coverage, imposes new capital requirements on bank and thrift holding companies, and imposes limits on debit card interchange fees charged by large banks (commonly known as the Durbin Amendment).

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

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices.  The CFPB recently published several final regulations impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so-called “qualified mortgages.”  The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products, and other requirements.  The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the FHA or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys fees damages, all of which a borrower may claim in defense of a foreclosure action at any time.  LSB Financial’s management is continuing to assess the impact of these requirements on its mortgage lending business.

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

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank.  The FDIC and the OCC have subsequently approved these rules.  The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and  implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The new minimum capital level requirements applicable to the Bank under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The final rules also establish a “capital conservation buffer”  above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth.  However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bank.  The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time.  However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness.  These revisions take effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015.  The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

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

Financial Condition

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

	(Unaudited)
	June 30,	December 31,	$	%
	2013	2012	Difference	Difference

Total assets	$365,412	$364,610	$802	0.22%

Loans receivable, including loans held for sale, net	268,472	281,620	(13,148)	(4.67)
1-4 family residential mortgage loans	95,052	100,579	(5,527)	(5.50)
Home equity lines of credit	15,781	16,421	(640)	(3.90)
Other real estate loans net of undisbursed portion of loans	153,624	159,367	(5,743)	(3.60)
Commercial business loans	12,918	13,290	(372)	(2.80)
Consumer loans	1,204	1,131	73	6.45
Loans sold (for the six months)	29,513	29,930	(417)	(1.39)

Non-performing loans over 90 days past due	2,012	2,907	(895)	(30.79)
Loans less than 90 days past due, not accruing	1,792	3,536	(1,744)	(49.32)
Other real estate owned	162	256	(94)	(36.72)
Non-performing assets	3,966	6,699	(2,733)	(40.80)

Cash and due from banks	1,349	25,643	(24,294)	(94.74)
Short-term investments	23,701	5,778	17,923	310.19
Available-for-sale securities	47,780	28,004	19,776	70.62
Interest bearing time deposits	1,748	1,740	8	0.46

Deposits	313,856	308,637	5,219	1.69
Core deposits	176,899	167,704	9,195	5.48
Time accounts	136,957	140,933	(3,976)	(2.82)
Brokered deposits	13,690	13,690	---	---

FHLB advances	10,000	15,000	(5,000)	(33.33)
Shareholders’ equity (net)	39,570	38,955	615	1.58

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Our total assets increased $802,000, or 0.22%, during the six months from December 31, 2012 to June 30, 2013.  Primary components of this increase were a $19.8 million increase in available-for-sale securities and a $537,000 increase in other assets, offset by a $13.1 million decrease in net loans receivable including loans held for sale, and a $6.4 million decrease in cash and interest-bearing deposits and interest-bearing time deposits.  Management attributes the decrease in loans to the paydown of loans as borrowers continued to take advantage of unprecedented low rates to refinance their mortgages to lower rate fixed rate mortgages which we sell on the secondary market, and to continuing low commercial loan demand.  We invested most of the proceeds from loan paydowns and excess cash in available-for-sale securities to generate some return until the demand for loans increases.  Deposits increased $5.2 million primarily in core transaction and savings accounts as depositors’ uncertainty about the economy led them to place the money in accounts where it was readily available if needed.  We also paid back a maturing $5.0 million advance from the Federal Home Loan Bank. The increase in other assets was primarily due to the purchase of land for a new branch office and an increase in our deferred tax asset.

Non-performing assets, which include non-accruing loans and foreclosed assets, decreased from $6.7 million at December 31, 2012 to $4.0 million at June 30, 2013.  Non-accruing loans at June 30, 2013 were comprised of $3.5 million, or 90.92%, of one- to four-family residential real estate loans including home equity loans, $140,000, or 3.69%, of loans on land, $127,000, or 3.34%, of commercial property loans, $71,000, or 1.87%, multi-family property loans, and $7,000, or 0.18%, of non-real estate and consumer loans.  Non-performing assets at June 30, 2013 also included $162,000 of foreclosed assets compared to $256,000 at December 30, 2012.  At June 30, 2013, our allowance for loan losses equaled 2.32% of net loans including loans held for sale, compared to 2.06% at December 31, 2012. The allowance for loan losses at June 30, 2013 totaled 160.01% of non-performing assets compared to 88.06% at December 31, 2012, and 166.82% of non-performing loans at June 30, 2013 compared to 91.57% at December 31, 2012.  Our non-performing assets equaled 1.09% of total assets at June 30, 2013 compared to 1.84% at December 31, 2012.  Non-performing loans totaling $331,000 were charged off in the first six months of 2013, offset by $152,000 of recoveries.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property.  An adjustment to loan loss reserves is made at that time for any anticipated losses.  This analysis is updated quarterly thereafter.  It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it.  We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties.  We acquired one property in the first quarter of 2013 through a sheriff’s sale.  Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.  Effective August 31, 2010, the Bank entered into a Supervisory Agreement (the “Supervisory Agreement”) with the OTS requiring the Bank, among other things, to submit for review by the OTS revised policies and procedures related to the allowance for loan losses.  The Bank has implemented the revised policy which it presumes addressed the concerns expressed by the OTS and has not been notified of any continuing concerns.  The Supervisory Agreement did not require an additional provision for loan loss reserves.  As noted above, as of July 21, 2011, all functions and all rulemaking authority of the OTS relating to federal savings associations were transferred to the OCC.  As a result, the OCC will now enforce the Supervisory Agreement with the Bank.

Shareholders’ equity increased from $39.0 million at December 31, 2012 to $39.6 million at June 30, 2013, an increase of $615,000, or 1.58%, primarily as a result of net income of $1.3 million offset by a $576,000 decrease in accumulated other comprehensive income due to a decline in the market value of available-for-sale securities.  Shareholders’ equity to total assets was 10.83% at June 30, 2013 compared to 10.68% at December 31, 2012.

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

	Three months ended				Three months ended
	June 30, 2013				June 30, 2012
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$270,939		$3,261	5.18%	$294,157		$3,806	5.18%
Other investments	70,986		201	1.13	31,594		144	1.82
Total interest-earning assets	341,925		3,462	4.05	325,751		3,950	4.85

Interest-Bearing Liabilities
Savings deposits	$31,759		5	0.06	$27,503		6	0.09
Demand and NOW deposits	141,527		71	0.20	135,404		125	0.37
Time deposits	137,988		461	1.34	149,975		616	1.64
Borrowings	10,000		59	2.36	18,000		104	2.31
Total interest-bearing liabilities	321,274		596	0.74	330,882		851	1.03

Net interest income			$2,866				$3,099
Net interest rate spread				3.31%				3.82%
Net earning assets	$20,651				$(5,131)
Net yield on average interest-earning assets				3.35%				3.81%
Average interest-earning assets to average interest-bearing liabilities	1.06	x			0.98	x
_________________
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Six months ended June 30, 2013				Six months ended June 30, 2012
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$274,411		$6,738	4.91%	$295,945		$7,881	5.33%
Other investments	67,859		366	1.08	26,423		264	2.00
Total interest-earning assets	342,270		7,104	4.15	322,368		8,145	5.05

Interest-Bearing Liabilities
Savings deposits	$30,919		9	0.06	$26,913		11	0.08
Demand and NOW deposits	138,707		148	0.21	132,875		265	0.40
Time deposits	139,908		949	1.36	152,395		1,282	1.68
Borrowings	11,667		138	2.37	18,000		204	2.27
Total interest-bearing liabilities	321,201		1,244	0.77	330,183		1,762	1.07

Net interest income			$5,860				$6,383
Net interest rate spread				3.38%				3.98%
Net earning assets	$21,069				$(7,815)
Net yield on average interest-earning assets				3.42%				3.96%
Average interest-earning assets to average interest-bearing liabilities	1.07	x			0.98	x
_________________
(1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter ended June 30, 2013 and June 30, 2012

General.  Net income for the six months ended June 30, 2013 was $1.3 million, an increase of $213,000, or 19.29%, from the six months ended June 30, 2012.  The increase was primarily due to a $493,000, or 27.63%, increase in non-interest income and a $475,000, or 43.18%, decrease in the provision for loan losses, partially offset by a $523,000, or 8.19%, decrease in net interest income, a $131,000, or 21.16% increase in taxes and a $101,000, or 1.89%, increase in noninterest expenses.

Net income for the three months ended June 30, 2013 was $664,000, an increase of $155,000, or 30.45%, from the three months ended June 30, 2012.  The increase was primarily due to a $283,000, or 32.34%, increase in non-interest income and a $275,000, or 55.00%, decrease in the provision for loan losses, partially offset by a $233,000, or 7.52%, decrease in net interest income, an $87,000, or 3.24%, increase in noninterest expenses, and an $83,000 or 29.43% increase in taxes.

Net Interest Income.  Net interest income for the six months ended June 30, 2013 decreased $523,000, or 8.19%, over the same period in 2012.  This decrease was primarily due to a 60 basis point decline in our net interest rate spread as the average yield on interest earning assets decreased by 90 basis points while the yield on interest earning liabilities decreased by only 30 basis points.  Interest earning assets increased by $19.9 million as the average balance of investment securities increased $41.4 million offset by a $21.5 million decrease in average loans receivable.  The investment securities were purchased using excess cash balances and loan paydowns.  This movement of cash into earning assets increased the ratio of average interest-earning assets to average interest-bearing liabilities from 0.98 to 1.07, but reduced the average rate on investments from 2.00% to 1.08%.  Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.96% to 3.42%.

Interest income on loans decreased $1.1 million, or 14.50%, for the six months ended June 30, 2013 compared to the same six months in 2012 because the average balance of loans held in our portfolio decreased by $21.5 million from $295.9 million for the six month period in 2012 to $274.4 million in 2013.  The average yield on loans decreased by 42 basis points from 5.33% to 4.91% over the same period.

Interest earned on other investments and Federal Home Loan Bank stock increased by $102,000, or 38.64%, for the six months ended June 30, 2013 compared to the same period in 2012.  This was primarily the result of a $41.4 million increase in average investment securities partially offset by a 92 basis point decrease in the average yield on the investments and Federal Home Loan Bank stock from 2.00% to 1.08% over the comparable periods.  The decrease in rate was primarily due to the lower market rate for investments.

Interest expense for the six months ended June 30, 2013 decreased $518,000, or 29.40%, compared to the same period in 2012 consisting of a $452,000 decrease in interest paid on deposits and a $66,000 decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on deposits from 1.00% for the first six months of 2012 to 0.71% for the first six months of 2013 and by a

$2.6 million decrease in the average balance of deposit accounts.  The average balance in lower rate transaction and savings accounts increased by $9.8 million while their average rate decreased from 35 basis points to 19 basis points.  The increase in these balances was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation.   The decrease in Federal Home Loan Bank advance expense was due to a $6.3 million decrease in the average balance of advances offset by a slight increase in the average rate paid on advances from 2.27% for the six months of 2012 to 2.37% for the first six months of 2013 because of the maturity and repayment of a shorter term, lower rate advance.

Net interest income for the three months ended June 30, 2013 decreased $233,000, or 7.52%, over the same period in 2012.  This decrease was primarily due to a 51 basis point decline in our net interest rate spread as the average yield on interest earning assets decreased by 80 basis points while the yield on interest earning liabilities decreased by only 29 basis points.  Interest-earning assets increased by $16.2 million as the average balance of investment securities increased $39.4 million offset by a $23.2 million decrease in average loans receivable.  The investment securities were purchased using excess cash balances and loan paydowns.  This movement of cash into earning assets increased the ratio of average interest-earning assets to average interest-bearing liabilities from 0.98 to 1.06 but reduced the average rate on investments from 1.82% to 1.13%.  Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.81% to 3.35%.

Interest income on loans decreased $545,000, or 14.32%, for the three months ended June 30, 2013 compared to the same three months in 2012 because the average balance of loans held in our portfolio decreased by $23.2 million from $294.2 million from the three month period in 2012 to $270.9 million in 2013.  The average yield on loans was unchanged over this period at 5.18%.

Interest earned on other investments and Federal Home Loan Bank stock increased by $57,000, or 39.58%, for the three months ended June 30, 2013 compared to the same period in 2012.  This was primarily the result of a $39.4 million increase in average investment securities partially offset by a 69 basis point decrease in the average yield on the investments and Federal Home Loan Bank stock from 1.82% to 1.13% over the comparable periods.  The decrease in rate was primarily due to the lower market rate for investments.

Interest expense for the three months ended June 30, 2013 decreased $255,000, or 29.96%, compared to the same period in 2012 consisting of a $210,000 decrease in interest paid on deposits and a $45,000 decrease in interest expenses on Federal Home Loan Bank advances.  The lower deposit costs were primarily due to a decrease in the average rate paid on deposits from 0.95% for the first three months of 2012 to 0.69% for the first three months of 2013 and by a $1.6 million decrease in the average balance of deposit accounts.  The average balance in lower rate transaction and savings accounts increased by $10.4 million while the average rate decreased from 32 basis points to 18 basis points.  The increase in these balances was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation.   The decrease in Federal Home Loan Bank advance expense was due to a $8.0 million decrease in the average balance of advances offset by a slight increase in the average rate paid on advances from 2.31% for the three months of 2012 to 2.36% for the first three months of 2013 because of the maturity and repayment of a shorter term, lower rate advance.

Provision for Loan Losses.  The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	06/30/13	12/31/12	06/30/12
	(Dollars in Thousands)

Loans delinquent 30-59 days	$118	$1,176	$	---
Loans delinquent 60-89 days	719	781		1,640
Total delinquencies	839	1,957		1,640

Non-performing loans	3,804	6,443		10,317
OREO	162	256		787

Total non-performing assets	$3,966	$6,699		$11,104

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

Changes in non-performing loans at June 30, 2013 compared to December 31, 2012 were primarily due to the Bank restoring two relationships representing $2.2 million of loans to accrual status due to greatly improved financial situations making full collectability of principal and interest likely, taking $205,000 into OREO, charging off $185,000 of non-performing loans, and receiving payoffs of $166,000.  In addition we received principal payments of $160,000. Over this six month period we also had $291,000 of loans on residential properties become non-performing.

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

At June 30, 2013 our largest areas of concern were loans on one- to four-family non-owner occupied rental properties and loans on one- to four-family owner occupied properties.  Loans totaling $1.5 million on one- to four-family rental properties and $872,000 on one- to four-family owner occupied properties were past due more than 30 days at June 30, 2013.  Because of the presence of Purdue University, student housing has been a niche for us, but because of the economy we are seeing problems with vacancies, especially in non-campus housing.  The owner occupied property delinquencies typically reflect the elevated unemployment rate in the county.

We recorded a $625,000 provision for loan losses for the six months ended June 30, 2013 as a result of our analyses of our current loan portfolios, compared to $1.1 million during the same period in 2012.  The provisions were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio.  The main reason for the decrease for the first six months of 2013 compared to the same period in 2012 was the improvement in non-accruing and delinquent loans during the period.  During the first six months of 2013, we charged $331,000 against loan loss reserves and had recoveries of $152,000.  We expect to obtain possession of more properties in 2013 that are currently in the process of foreclosure.  The final disposition of these properties may result in a loss.  The $6.3 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix.  Our ratio of allowance for loan losses to non-performing assets increased from 88.06% at December 31, 2012 to 160.01% at June 30, 2013.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates.  While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan.   We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type.  We currently have $8.4 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value.  We typically make these loans only to well-qualified borrowers. None of these loans are delinquent more than 30 days.  We also have $5.7 million of one- to four-family loans which, either alone or combined with a second mortgage, exceed high loan-to-value guidelines.  Of these loans, one loan of $262,000 was delinquent more than 30 days.  Our total high loan-to-value loans at June 30, 2013 were at 33% of capital, well under regulatory guidelines of 100% of capital.  We have $15.78 million of Home Equity Lines of Credit, two of which were delinquent more than 30 days at June 30, 2013.

An analysis of the allowance for loan losses for the three months ended June 30, 2013 and 2012 follows:

	Three months ended June 30,
	2013	2012
	(Dollars in Thousands)

Balance at March 31	$6,062	$5,331
Loans charged off	(10)	(1,217)
Recoveries	69	54
Provision	225	1,100
Balance at June 30	$6.346	$5,268

At June 30, 2013, non-performing assets, consisting of non-accruing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $4.0 million compared to $6.7 million at December 31, 2012.  In addition to our non-performing assets, we identified $16.7 million in other loans of concern at June 30, 2013 compared to $13.6 million at December 31, 2012 where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future.  The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At June 30, 2013, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio.  Our allowance for losses equaled 2.32% of net loans receivable and 166.82% of non-performing loans at June 30, 2013 compared to 2.06% and 91.57% at December 31, 2012, respectively.  Our non-performing assets equaled 1.09% of total assets at June 30, 2013 compared to 1.84% at December 31, 2012.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2013 increased by $493,000, or 27.63%, compared to the same period in 2012.  This was primarily due to a $304,000 increase in other income, a $137,000 improvement in losses on the sale or writedown of OREO properties from $139,000 of losses in the first six months of 2012 to $2,000 of losses in the same period of 2013, a $125,000 increase in the gain on the sale of mortgage loans offset by a $73,000 decrease in service charges and fee income.  The increase in other income was due to a $147,000 increase in the fees generated by our wealth management department and a $145,000 increase in mortgage loan servicing fees due to an increase in our servicing portfolio.   The increase in the gain on sale of mortgage loans was due to an increase in loans sold with the servicing retained where the prepaid servicing fee included in the gain on the sale in the first six months of 2013 was $192,000 compared to $103,000 for the same period in 2012, and to an increase in the number of federally insured loans which generate higher fee income.  The decrease in service fees was primarily due to changes in our fee structure mandated by the Dodd-Frank Act.

Non-interest income for the second quarter of 2013 increased by $283,000, or 32.34%, compared to the same period in 2012 due primarily to a $146,000 increase in other income, a

$102,000 increase in the gain on the sale of mortgage loans, a $56,000 improvement in losses on the sale or writedown of OREO properties from $56,000 of losses in the first three months of 2012 to no losses in the same period of 2013, offset by a $21,000 decrease in service charges and fee income.    The reasons for these changes were the same as those mentioned above.

Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2013 increased $101,000, or 1.89%, compared to the same period in 2012 due primarily to a $63,000 increase in salaries and employee benefits due mainly to a higher level of loan origination activity by commission-based loan originators, a $39,000 increase in occupancy and equipment costs due generally to higher monthly maintenance fees, and a $35,000 increase in advertising expenses due to expenses related to updating our marketing image, offset by a $26,000 decrease in other expenses due to lower consulting fees (which is primarily a timing issue), as well as lower legal and accounting fees as there have been fewer changes to regulatory compliance to be incorporated, and a $7,000 decrease in FDIC insurance premiums.

Non-interest expense for the three months ended June 30, 2013 increased $87,000, or 3.24%, compared to the same period in 2012 due primarily to a $55,000 increase in salaries and employee benefits, a $38,000 increase in occupancy and equipment costs due generally to higher monthly maintenance fees, an $8,000 increase in advertising expenses related to updating our marketing image, offset by a $15,000 decrease in other expenses due to reasons mentioned above.

Income Tax Expense.   Our income tax provision increased by $131,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 and by $83,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due primarily to increased pre-tax income.

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

Our current internal policy for liquidity is 5% of total assets.  Because of the increase in short term deposits and slow commercial loan activity as mentioned above, our liquidity ratio at June 30, 2013 was 18.27% as a percentage of total assets compared to 17.32% at December 31, 2012.

We anticipate that we will have sufficient funds available to meet current funding commitments.  At June 30, 2013, we had outstanding commitments to originate loans and available lines of credit totaling $35.5 million and commitments to provide funds to complete current construction projects in the amount of $3.3 million. We had $1.3 million of outstanding commitments to sell residential loans.  Certificates of deposit which will mature in one year or less totaled $76.6 million at June 30, 2013.  Included in that number are $2.1 million of brokered deposits.  Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers.  Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured.  Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity.  We have no Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $39.6 million at June 30, 2013 compared to $39.0 million at December 31, 2012, an increase of $615,000, or 1.58%, due primarily to net income of $1.3 million offset by a $576,000 decrease in other comprehensive income.  Shareholders’ equity to total assets was 10.83% at June 30, 2013 compared to 10.68% at December 31, 2012.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital.  If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  As of June 30, 2013 and December 31, 2012, Lafayette Savings was categorized as well capitalized.  Our actual and required capital amounts and ratios at June 30, 2013 and December 31, 2012 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2013
Total risk-based capital (to risk-weighted assets)	$42,845	16.4%	$20,913	8.0%	$26,416	10.0%
Tier I capital (to risk-weighted assets)	39,539	15.1	10,457	4.0	15,685	6.0
Tier I capital (to adjusted total assets)	39,539	10.8	10,980	3.0	18,300	5.0

As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$41,400	16.0%	$20,694	8.0%	$25,868	10.0%
Tier I capital (to risk-weighted assets)	38,134	14.7	10,347	4.0	15,521	6.0
Tier I capital (to adjusted total assets)	38,134	10.5	10,928	3.0	18,213	5.0

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

The Bank’s Supervisory Agreement and the MOU require prior written non-objection of the OCC and the Federal Reserve (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Bank or the Company, respectively.  In addition, the MOU requires prior approval by the Federal Reserve of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan.  LSB Financial does not now hold any such debt.  The Company paid a quarterly cash dividend to its shareholders in June 2013. All required regulatory non-objections to the dividend were obtained.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of June 30, 2013, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

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

The Supervisory Agreement requires prior written non-objection of the OCC (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Bank. The Bank has not declared or paid dividends, nor has it made any other capital distribution to the Company without the required prior approval. The Bank’s last approved dividend to the Company was paid in June, 2013. All required regulatory non-objections to the dividend declaration were obtained. . The Bank is in compliance with this provision of the Supervisory Agreement.

The Supervisory Agreement places restrictions on the Bank with respect to certain operating activities, requiring prior notice to the OCC (formerly the OTS) of changes in directors and senior executive officers and prior written non-objection from the OCC (formerly the OTS) with respect to senior executive officer or director compensation, material third party service provider contracts, and asset growth over certain levels until the approval of the Bank’s Business Plan. Asset growth resulting from lending activities has not exceeded interest credited since third quarter 2010 (the quarter in which the Supervisory Agreement was executed). No payments covered by the Supervisory Agreement’s restriction on “golden parachute payments” as defined in 12 CFR § 359.1(f) have been made or requested since the effective date of the Supervisory Agreement. The appointments of Thomas Parent and Sarah Byrn to the Board of Directors were approved by the OCC.  The Bank believes it is in compliance with these provisions of the Supervisory Agreement.

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

The MOU also requires prior written non-objection of the Federal Reserve (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Company and of any Company debt not in the ordinary course (including loans, cumulative preferred stock and subordinated debt) unless such debt is contemplated by the capital plan. The Company does not now hold any such debt. The Company believes it is in compliance with the provisions of the MOU. The Company paid a quarterly cash dividend to its shareholders in June 2013 after receiving all required regulatory non-objections.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

April 1 – April 30, 2013	---	---	---	52,817

May 1 – May 31, 2013	---	---	---	52,817

June 1 – June 30, 2013	---	---	---	52,817

Total	---	---	---	52,817
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

LSB FINANCIAL CORP.
(Registrant)

Date: August 14, 2013	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 906 Certification

101
The following materials from the Company’s Form 10-Q for the quarterly period ending June 30, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*  Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.