Form 10-Q
period 2013-09-30
LSB FINANCIAL CORP
filed 2013-11-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at November 10, 2013
Common Stock, $.01 par value per share	1,561,623 shares

LSB FINANCIAL CORP.

  i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$1,382	$25,643
Interest-bearing deposits	24,337	5,778
Cash and cash equivalents	25,719	31,421
Interest-bearing time deposits	1,743	1,740
Available-for-sale securities	50,337	28,004
Loans held for sale	200	1,363
Total loans	260,860	286,157
Less: Allowance for loan losses	(6,407)	(5,900)
Net loans	254,453	280,257
Premises and equipment, net	7,235	7,069
Federal Home Loan Bank stock, at cost	3,185	3,185
Bank-owned life insurance	6,709	6,595
Interest receivable and other assets	5,523	4,976
Total assets	$355,104	$364,610

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$302,300	$308,637
Federal Home Loan Bank advances	10,000	15,000
Interest payable and other liabilities	2,573	2,018
Total liabilities	314,873	325,655

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2013 - 1,559,543 shares, 2012 - 1,555,972 shares	15	15
Additional paid-in-capital	11,220	11,121
Retained earnings	29,250	27,495
Accumulated other comprehensive income (loss)	(254)	324
Total shareholders’ equity	40,231	38,955

Total liabilities and shareholders’ equity	$355,104	$364,610

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans	$3,157	$3,760	$9,895	$11,640
Securities
Taxable	167	94	413	251
Tax-exempt	57	40	150	118
Other	8	7	35	36
Total interest and dividend income	3,389	3,901	10,493	12,045
Interest Expense
Deposits	515	670	1,621	2,228
Borrowings	60	99	198	302
Total interest expense	575	769	1,819	2,530
Net Interest Income	2,814	3,132	8,674	9,515
Provision for Loan Losses	25	500	650	1,600
Net Interest Income After Provision for Loan Losses	2,789	2,632	8,024	7,915

Non-interest Income
Deposit account service charges and fees	320	338	892	985
Net gains on loan sales	250	770	1,208	1,602
Gain (loss) on other real estate owned	---	24	(2)	(115)
Other	340	348	1,089	793
Total non-interest income	910	1,480	3,187	3,265

Non-Interest Expense
Salaries and employee benefits	1,407	1,591	4,485	4,607
Net occupancy and equipment expense	328	302	968	903
Computer service	156	167	453	468
Advertising	93	72	306	249
FDIC insurance premiums	128	121	361	361
Other	476	456	1,460	1,466
Total non-interest expense	2,588	2,709	8,033	8,054

Income Before Income Taxes	1,111	1,403	3,178	3,126
Provision for Income Taxes	408	524	1,158	1,142
Net Income	703	879	2,020	1,984
Unrealized appreciation (depreciation) on available-for-sale securities net of taxes of $1 and $64 for the three months ended September 30, 2013 and 2012, and of ($385) and $100, for the nine months ended September 30, 2013 and 2012, respectively	1	96	(578)	150
Total comprehensive income	$704	$975	$1,442	$2,134

Basic Earnings Per Share	$0.45	$0.57	$1.30	$1.28
Diluted Earnings Per Share	$0.45	$0.56	$1.29	$1.28
Dividends Declared Per Share	$0.07	$0.00	$0.17	$0.00

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2012	$15	$11,010	$24,913	$236	$36,174
Net income			1,984		1,984
Other comprehensive income				150	150
Stock options exercised (750 shares)		7			7
Tax benefit related to stock options exercised		2			2
Share-based compensation expense		66			66
Balance, September 30, 2012	$15	$11,085	$26,897	$386	$38,383

Balance, January 1, 2013	$15	$11,121	$27,495	$324	$38,955
Net income			2,020		2,020
Other comprehensive loss				(578)	(578)
Stock options exercised (3,571 shares)		70			70
Tax benefit related to stock options exercised		3			3
Dividends on common stock, $0.17 per share			(265)		(265)
Share-based compensation expense		26			26
Balance, September 30, 2013	$15	$11,220	$29,250	$(254)	$40,231

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating Activities
Net income	$2,020	$1,984
Items not requiring (providing) cash
Depreciation	338	342
Provision for loan losses	650	1,600
Amortization of premiums and discounts on securities	167	(160)
Loss on sale of other real estate owned	2	115
Gain on sale of loans	(1,208)	(1,602)
Loans originated for sale	(37,696)	(58,274)
Proceeds on loans sold	40,067	60,123
Share-based compensation expense	26	66
Tax benefit related to stock options exercised
Changes in	3	2
Interest receivable and other assets	(755)	122
Interest payable and other liabilities	940	85
Net cash provided by operating activities	4,554	4,403

Investing Activities
Purchases of available-for-sale securities	(25,003)	(16,170)
Proceeds from maturities of available-for-sale securities	1,537	3,028
Net change in loans	24,992	12,324
Proceeds from sale of other real estate owned	254	1,754
Purchase of premises and equipment	(504)	(206)
Net cash provided by investing activities	1,276	730

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	2,704	(4,816)
Net change in certificates of deposit	(9,041)	(4,020)
Repayment of Federal Home Loan Bank advances	(5,000)	(3,000)
Proceeds from stock options exercised	70	7
Dividends paid	(265)	---
Net cash used in financing activities	(11,532)	(11,829)

Increase (decrease) in Cash and Cash Equivalents	(5,702)	(6,696)
Cash and Cash Equivalents, Beginning of Period	31,421	21,708
Cash and Cash Equivalents, End of Period	$25,719	$15,012

Supplemental Cash Flows Information
Interest paid	$1,812	$2,523
Income taxes paid	1,775	225

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	243	231
Loans transferred to other real estate owned	162	1,389

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
September 30, 2013

Note 1 – General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods. The consolidated condensed balance sheet of LSB Financial Corp. (“LSB Financial” or the “Company”) as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Note 2 – Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp., its wholly owned subsidiary Lafayette Savings Bank, FSB (“Lafayette Savings” or the “Bank”), and Lafayette Savings’ wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three-month period ended September 30, 2013, 48,220 shares related to stock options outstanding were dilutive and none were antidilutive, and for the nine-month period ended September 30, 2013, 38,575 shares related to stock options outstanding were dilutive and 9,645 were antidilutive. For the three-month and nine-month periods ended September 30, 2012, 40,317 shares related to stock options outstanding were dilutive and 25,866 were antidilutive.

The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Weighted average shares outstanding	1,558,901	1,555,972	1,557,306	1,555,756
Stock options	9,063	2,065	5,491	---
Shares used to compute diluted earnings per share	1,567,964	1,558,037	1,562,797	1,555,756
Basic earnings per share	$0.45	$0.57	$1.30	$1.28
Diluted earnings per share	$0.45	$0.56	$1.29	$1.28

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2013: (Unaudited)
U.S. Government sponsored agencies	$23,544	$33	$(359)	$23,218
Mortgage-backed securities – government sponsored entities	10,872	122	(185)	10,809
State and political subdivisions	16,351	160	(201)	16,310
	$50,767	$315	$(745)	$50,337

Available-for-sale Securities:
December 31, 2012
U.S. Government sponsored agencies	$10,639	$83	$(13)	$10,709
Mortgage-backed securities – government sponsored entities	6,989	209	---	7,198
State and political subdivisions	9,840	271	(14)	10,097
	$27,468	$563	$(27)	$28,004

The amortized cost and fair value of available-for-sale securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Unaudited; In thousands)

Within one year	$1,246	$1,247
One to five years	25,672	25,531
Five to ten years	12,977	12,750
After ten years	---	---
	39,895	39,528
Mortgage-backed securities	10,872	10,809
Totals	$50,767	$50,337

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1.8 million at September 30, 2013 and $2.0 million at December 31, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2013 and December 31, 2012 was $32.4 million and $5.6 million, which is approximately 64% and 20%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In thousands)
September 30, 2013 (Unaudited)
U.S. Government sponsored agencies	$15,185	$359	$	---	$	---	$15,185	$359
Mortgage-backed securities – government sponsored entities	8,063	184		7		1	8,070	185
State and political subdivisions	9,124	201		---		---	9,124	201
Total temporarily impaired securities	$32,372	$744		$7		$1	$32,379	$745

December 31, 2012
U.S. Government sponsored agencies	$3,076	$13	$	---	$	---	$3,076	$13
State and political subdivisions	2,541	14		---		---	2,541	14
Total temporarily impaired securities	$5,617	$27	$	---	$	---	$5,617	$27

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

All loans that are rated substandard and impaired, or are troubled debt restructures, are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank. Included in the review of individual loans are those that are impaired as provided in Financial Accounting Standards Board (“FASB”) ASC 310-10. Any allowances for impaired loans are determined by the fair value of the underlying collateral based on the discounted appraised value. Allowances for loans that are not collateral dependent are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate. Historical loss rates are applied to all loans not included in the ASC 310-10 calculation.

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

Categories of loans include:

	(Unaudited) September 30, 2013	December 31, 2012
	(In thousands)
Real Estate
One-to-four family residential	$95,452	$99,216
Multi-family residential	50,486	62,823
Commercial real estate	72,050	82,430
Construction and land development	15,896	14,113
Commercial	12,010	13,290
Consumer and other	1,137	1,131
Home equity lines of credit	16,779	16,421
Total loans	263,810	289,424

Less
Net deferred loan fees, premiums and discounts	(400)	(469)
Undisbursed portion of loans	(2,550)	(2,798)
Allowance for loan losses	(6,407)	(5,900)
Net loans	$254,453	$280,257

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

Residential and Consumer

With respect to residential loans that are secured by one- to four-family residences that are usually owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one- to four-family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the three-month and nine-month periods ending September 30, 2013 and for the year ended December 31, 2012 is provided below.

	Allowance for Loan Losses and Recorded Investment in Loans
Three Months Ended September 30, 2013	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(Unaudited; In thousands)
Beginning balance	$915	$552	$990	$1,001	$2,259	$46	$348	$235	$6,346
Provision charged to expense	(138)	(8)	5	(73)	231	(12)	(9)	29	25
Losses charged off	(3)	---	---	---	12	---	---	(35)	(26)
Recoveries	39	---	3	---	8	---	12	---	62
Ending balance	$813	$544	$998	$928	$2,510	$34	$351	$229	$6,407

Nine Months Ended September 30, 2013	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(Unaudited; In thousands)
Beginning balance	$633	$589	$1,022	$1,055	$2,177	$62	$154	$208	$5,900
Provision charged to expense	156	(46)	98	(127)	364	(28)	177	56	650
Losses charged off	(32)	---	(241)	---	(39)	---	(10)	(35)	(357)
Recoveries	56	1	119	---	8	---	30	---	214
Ending balance	813	544	998	928	2,510	34	351	229	6,407
ALL individually evaluated	---	13	30	---	767	---	47	---	857
ALL collectively evaluated	813	531	968	928	1,743	34	304	229	5,550
Total ALL	813	544	998	928	2,510	34	351	229	6,407
Loans individually evaluated	---	1,035	3,648	533	6,246	---	820	90	12,372
Loans collectively evaluated	12,010	45,007	45,762	49,953	65,804	5,943	9,133	17,826	251,438
Total loans evaluated	$12,010	$46,042	$49,410	$50,486	$72,050	$5,943	$9,953	$17,916	$263,810

Three Months Ended September 30, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(Unaudited; In thousands)
Beginning balance	$684	$432	$1,118	$888	$1,859	$8	$120	$159	$5,268
Provision charged to expense	(61)	159	(158)	(9)	524	19	(10)	36	500
Losses charged off	---	(42)	(45)	---	(283)	---	---	---	(370)
Recoveries	8	---	3	1	---	---	72	---	84
Ending balance	$631	$549	$918	$880	$2,100	$27	$182	$195	$5,482

Nine Months Ended September 30, 2012	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(Unaudited; In thousands)
Beginning balance	$667	$436	$1,330	$646	$1,788	$64	$264	$136	$5,331
Provision charged to expense	400	171	(351)	492	1,011	(37)	(155)	70	1,600
Losses charged off	(462)	(58)	(83)	(259)	(699)	---	(16)	(11)	(1,588)
Recoveries	26	---	22	1	---	---	89	---	138
Ending balance	631	549	918	880	2,100	27	182	195	5,482
ALL individually evaluated	2	36	27	---	290	---	---	5	360
ALL collectively evaluated	629	513	891	880	1,810	27	182	190	5,122
Total ALL	631	549	918	880	2,100	27	182	195	5,482
Loans individually evaluated	298	1,322	6,483	2,126	9,244	---	751	162	20,386
Loans collectively evaluated	11,169	48,950	45,310	62,079	78,262	7,131	4,634	17,854	275,389
Total loans evaluated	$11,467	$50,272	$51,793	$64,205	$87,506	$7,131	$5,385	$18,016	$295,775

	Allowance for Loan Losses and Recorded Investment in Loans
At December 31, 2012	Commercial		Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land		Consumer and Home Equity		Total
	(In thousands)

ALL individually evaluated	$	---	$14	$27	$24	$253	$	---	$	---	$	---	$318
ALL collectively evaluated		633	575	993	1,031	1,924		62		154		208	5,582
Total ALL		633	589	1,021	1,055	2,177		62		154		208	5,900
Loans individually evaluated		49	1,653	5,917	2,891	6,233		---		1,379		92	18,214
Loans collectively evaluated		13,241	46,892	44,754	59,932	76,197		8,928		3,806		17,460	271,210
Total loans evaluated		$13,290	$48,545	$50,671	$62,823	$82,430		$8,928		$5,185		$17,552	$289,424

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

Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a non-accrual loan to accrual status.

The following table provides an analysis of loan quality using the above designations, based on property type at September 30, 2013.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
				(Unaudited; In thousands)

1 - Superior	$22	$3,353	$228	$	---	$98	$--	$268	$1,614	$5,583
2 - Good	1,236	20,620	3,614		1,771	10,358	2,717	1,854	11,440	53,610
3 - Pass Low risk	4,437	14,736	12,761		25,870	17,326	2,670	4,659	3,916	86,375
4 - Pass	3,757	5,362	24,040		15,285	26,218	556	1,792	909	77,919
4W - Watch	108	840	3,315		5,950	9,393	---	80	---	19,686
5 - Special mention	---	278	1,283		1,540	352	---	480	37	3,970
6 - Substandard	2,450	853	4,169		70	8,305	---	820	---	16,667
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 - Loss	---	---	---		---	---	---	---	---	---
Total	$12,010	$46,042	$49,410		$50,486	$72,050	$5,943	$9,953	$17,916	$263,810

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2012.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
				(In thousands)

1 - Superior	$27	$3,849	$246	$	---	$103	$667	$193	$1,787	$6,872
2 - Good	3,061	20,104	4,299		7,661	10,924	1,123	172	11,311	58,655
3 - Pass Low risk	7,982	16,459	12,625		31,281	31,853	5,383	286	3,374	109,243
4 - Pass	1,689	6,221	24,623		18,010	22,993	1,755	1,387	1,078	77,756
4W - Watch	186	746	2,894		2,954	5,014	---	1,769	---	13,563
5 - Special mention	296	---	2,535		2,139	4,658	---	---	---	9,628
6 - Substandard	49	1,166	3,449		778	6,885	---	1,378	2	13,707
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 - Loss	---	---	---		---	---	---	---	---	---
Total	$13,290	$48,545	$50,671		$62,823	$82,430	$8,928	$5,185	$17,552	$289,424

Analyses of past due loans segregated by loan type as of September 30, 2013 and December 31, 2012 are provided below.

	Loan Portfolio Aging Analysis as of September 30, 2013 (Unaudited)
	30-59 Days		60-89 Days		Over 90 Days		Total Past Due		Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
	(In thousands)

Commercial	$	---	$	---	$	---	$	---	$12,010	$12,010	$	---	$	---
Owner occupied 1-4		---		88		4		92	45,950	46,042		658		---
Non-owner occupied 1-4		---		---		1,244		1,244	48,166	49,410		470		---
Multi-family		---		---		70		70	50,416	50,486		---		---
Commercial real estate		---		---		170		170	71,880	72,050		16		---
Construction		---		---		---		---	5,943	5,943		---		---
Land		---		---		130		130	9,823	9,953		---		---
Consumer and home equity		---		---		---		---	17,916	17,916		---		---
Total	$	---		$88		$1,618		$1,706	$262,104	$263,810		$1,144	$	---

	Loan Portfolio Aging Analysis as of December 31, 2012
	30-59 Days		60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
	(In thousands)

Commercial	$	---	$	---	$49	$49	$13,241	$13,290	$	---	$	---
Owner occupied 1-4		184		406	107	697	47,848	48,545		862		---
Non-owner occupied 1-4		291		216	2,124	2,631	48,040	50,671		543		---
Multi-family		700		78	---	778	62,045	62,823		76		---
Commercial real estate		---		---	487	487	81,943	82,430		815		---
Construction		---		---	---	---	8,928	8,928		---		---
Land		---		79	140	219	4,966	5,185		1,238		---
Consumer and home equity		1		2	---	3	17,549	17,552		2		---
Total		$1,176		$781	$2,907	$4,864	$284,560	$289,424		$3,536	$	---

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement. The following tables present impaired loans and interest recognized on them for the quarter and nine months ended September 30, 2013, impaired loans for the year ended December 31, 2012, and interest recognized for the quarter and nine months ended September 30, 2012.

	Impaired Loans as of and for the Quarter and Nine Months ended September 30, 2013 (Unaudited)
	Recorded Balance		Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year-to-date Average Impaired Loans	Quarterly Interest Income Recognized		Year-to-date Interest Income Recognized
	(In thousands)
Loans without specific valuation allowance
Commercial	$	---	$144	$	---	$3	$19	$	---	$	---
Owner occupied 1-4		906	1,019		---	1,033	1,249		24		21
Non-owner occupied 1-4		3,366	4,009		---	4,549	5,136		64		195
Multi-family		533	552		---	1,346	1,939		22		80
Commercial real estate		2,477	2,924		---	3,663	4,423		116		260
Construction		---	---		---	---	---		---		---
Land		725	990		---	725	890		17		---
Consumer and home equity		90	91		---	109	100		1		4
Total loans without a specific valuation allowance		8,097	9,729		---	11,428	13,756		244		560

Loans with a specific valuation allowance
Commercial		---	---		---	---	---		---		---
Owner occupied 1-4		129	133		13	129	129		2		2
Non-owner occupied 1-4		282	282		30	292	284		1		1
Multi-family		---	---		---	---	---		---		---
Commercial real estate		3,769	3,769		767	3,778	1,889		87		263
Construction		---	---		---	---	---		---		---
Land		95	95		47	100	50		1		2
Consumer and home equity		---	---		---	---	---		---		---
Total loans with a specific valuation allowance		4,275	4,279		857	4,299	2,352		91		268

Total
Commercial		---	144		---	3	19		---		---
Owner occupied 1-4		1,035	1,152		13	1,162	1,378		26		23
Non-owner occupied 1-4		3,648	4,291		30	4,841	5,420		65		196
Multi-family		533	552		---	1,346	1,939		22		80
Commercial real estate		6,246	6,693		767	7,441	6,312		203		523
Construction		---	---		---	---	---		---		---
Land		820	1,085		47	825	940		18		2
Consumer and home equity		90	91		---	109	100		1		4
Total impaired loans		$12,372	$14,008		$857	$15,727	$16,108		$335		$828

	Impaired loans as of and for the Year Ended December 31, 2012				Impaired loans for the Quarter and Nine Months Ended September 30, 2012 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year-to-date Average Impaired Loans	Quarterly Interest Income Recognized		Year-to-date Interest Income Recognized
					(In thousands)
Loans without a specific valuation allowance
Commercial	$49	$521	$	---	$63	$698	$	---	$4
Owner occupied 1-4	1,421	1,535		---	1,266	1,473		17	77
Non-owner occupied 1-4	5,636	5,900		---	6,176	6,627		60	217
Multi-family	2,813	2,865		---	1,935	2,782		29	122
Commercial real estate	4,667	5,720		---	7,301	7,952		70	250
Construction	---	---		---	---	---		---	---
Land	1,379	1,615		---	1,206	1,612		1	3
Consumer and home equity	92	114		---	158	177		2	6
Total loans without a specific valuation allowance	16,057	18,360		---	18,105	21,321		179	679

Loans with a specific valuation allowance
Commercial	---	---		---	235	179		5	7
Owner occupied 1-4	232	240		14	132	107		2	4
Non-owner occupied 1-4	281	281		27	340	369		1	3
Multi-family	78	83		24	200	304		---	---
Commercial real estate	1,566	1,567		253	2,405	2,849		12	40
Construction	---	---		---	---	---		---	---
Land	---	---		---	---	---		---	---
Consumer and home equity	---	---		---	3	1		---	---
Total loans with a specific valuation allowance	2,157	2,171		318	3,315	3,809		20	54

Total
Commercial	49	521		---	298	877		5	11
Owner occupied 1-4	1,653	1,775		14	1,393	1,580		20	80
Non-owner occupied 1-4	5,917	6,271		27	6,517	6,996		61	221
Multi-family	2,891	2,948		24	2,135	3,086		29	121
Commercial real estate	6,233	7,287		253	9,706	10,801		81	290
Construction	---	---		---	---	---		---	---
Land	1,379	1,615		---	1,206	1,613		1	4
Consumer and home equity	92	114		---	165	178		2	6
Total impaired loans	$18,214	$20,531		$318	$21,420	$25,131		$199	$733

All loans rated substandard that have had an impairment allocated to them and all troubled debt restructures are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to contractual terms of the loan agreement. Loans that are considered impaired are reviewed to determine if a specific allowance is required based on the borrower’s financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. As a practical expedient, the Bank will typically use the collateral fair market value method to determine impairments unless circumstances preclude its use. In this method, any portion of the investment above the current fair market value of the collateral should be identified as an impairment. Fair market value is determined using a current appraisal or evaluation in compliance with federal appraisal regulations.

The following table gives a breakdown of non-accruing loans by loan class at September 30, 2013 and at December 31, 2012.

	(Unaudited)
	September 30, 2013	December 31, 2012
	(In thousands)
Commercial	$ ---	$49
Owner occupied 1-4	663	969
Non-owner occupied 1-4	1,713	2,667
Multi-family	70	76
Commercial real estate	186	1,302
Construction	---	---
Land	130	1,378
Consumer and home equity	---	2
Total	$2,762	$6,443

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

The following tables present information regarding troubled debt restructurings by class for the three months and nine months ended September 30, 2013 and 2012.

Newly restructured loans for the three months ended September 30, 2013 (Unaudited)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification
(Dollars in thousands)

Commercial	---	$	---	$	---	---
Owner occupied 1-4	---		---		---	---
Non-owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---
Commercial real estate	---		---		---	---
Construction	---		---		---	---
Land	1		95		95	Rate and term
Consumer and home equity	---		---		---	---
Total	1		$95		$95

Newly restructured loans for the three months ended September 30, 2012 (Unaudited)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification
(Dollars in thousands)

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		87		87	Term
Non-owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---
Commercial real estate	---		---		---	---
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	---		---		---	---
Total	1		$87		$87

	Newly restructured loans for the nine months ended September 30, 2013 (Unaudited)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification
	(Dollars in thousands)

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		38		38	Below market rate
Non-owner occupied 1-4	7		1,520		1,246	A/B note, payment adjustment, term
Multi-family	---		---		---	---
Commercial real estate	1		778		761	Term
Construction	---		---		---	---
Land	1		95		95	Rate and term
Consumer and home equity	1		29		29	Term
Total	11		$2,460		$2,169

	Newly restructured loans for the nine months ended September 30, 2012 (Unaudited)
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification
	(Dollars in thousands)

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		108		108	Below market rate
Owner-occupied 1-4	1		87		87	High loan-to-value
Non-owner occupied 1-4	---		---		---	---
Multi-family	---		---		---	---
Commercial real estate	2		345		345	Below market rate
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	---		---		---	---
Total	4		$540		$540

	Troubled debt restructurings that subsequently defaulted for the three months ended September 30, 2012 (Unaudited)			Troubled debt restructurings that subsequently defaulted for the nine months ended September 30, 2012 (Unaudited)
	Number of loans	Recorded Balance		Number of loans	Recorded Balance
	(Dollars in thousands)			(Dollars in thousands)

Commercial	---	$	---	1	$125
Owner occupied 1-4	---		---	---	---
Non-owner occupied 1-4	---		---	---	---
Multi-family	---		---	---	---
Commercial Real Estate	1		1,374	1	1,374
Construction	---		---	---	---
Land	---		---	---	---
Consumer and home equity	---		--	---	---
Total	1		$1,374	2	$1,499

There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the three months or nine months ended September 30, 2013.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale securities
September 30, 2013 (Unaudited):
U.S. Government-sponsored agencies	$23,218	---	$23,218	---
Mortgage-backed securities	10,809	---	10,809	---
State and political subdivision securities	16,310	---	16,310	---
Totals	50,337	---	50,337	---

December 31, 2012:
U.S. Government-sponsored agencies	$10,709	---	$10,709	---
Mortgage-backed securities	7,198	---	7,198	---
State and political subdivision securities	10,097	---	10,097	---
Totals	28,004	---	28,004	---

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the quarter ended September 30, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013 (Unaudited):
Collateral-dependent impaired loans	$4,275	---	---	$4,275

December 31, 2012:
Collateral-dependent impaired loans	$527	---	---	$527

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
September 30, 2013 (Unaudited):
Collateral-dependent impaired loans	$4,275	Market comparable properties	Marketability discount	10%

December 31, 2012:
Collateral-dependent impaired loans	$ 527	Market comparable properties	Marketability discount	10%

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013 (Unaudited):
Financial assets
Cash and cash equivalents	$25,719	$25,719	$	---	$	---
Interest-bearing time deposits	1,743	---		1,743		---
Loans held for sale	200	---		200		---
Loans, net of allowance for losses	254,453	---		---		265,686
Federal Home Loan Bank stock	3,185	---		3,185		---
Accrued interest receivable	1,078	---		1,078		---

Financial liabilities
Transaction and savings deposits	170,408	170,408		---		---
Time deposits	131,892	---		---		133,875
Federal Home Loan Bank advances	10,000	---		10,331		---
Accrued interest payable	48	---		48		---

December 31, 2012:
Financial assets
Cash and cash equivalents	$31,421	$31,421	$	---	$	---
Interest-bearing time deposits	1,740	---		1,740		---
Loans held for sale	1,363	---		1,363		---
Loans, net of allowance for losses	280,257	---		---		299,010
Federal Home Loan Bank stock	3,185	---		3,185		---
Accrued interest receivable	1,133	---		1,133		---

Financial liabilities
Transaction and savings deposits	167,704	167,704		---		---
Time deposits	140,933	---		---		143,181
Federal Home Loan Bank advances	15,000	---		15,515		---
Accrued interest payable	40	---		40		---

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Interest-Bearing Time Deposits

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective of this standard is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures About Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and international financial reporting standards (“IFRS”) financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The new standard is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community, for understanding their financial needs and for finding a way to meet those needs. We contribute time and money to improve the quality of life in our market area, and many of our employees volunteer for local non-profit agencies. We believe this sets us apart from the other 22 banks and credit unions that compete with us. We also believe that operating independently under the same name for over 144 years is a benefit to us - especially as local offices of large banks often have less local authority as their companies strive to consolidate. Focusing time and resources on acquiring customers who may be feeling disenfranchised by their very large or no-longer-local bank has proved to be a successful strategy.

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

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The Tippecanoe County unemployment rate has dropped from 7.9% at August 2011 to 6.8% at August 2013. Unemployment in Indiana in August was 8.1% and was 7.3% nationally. Activity in the local housing market is improving. According to Greater Lafayette Commerce, 1,099 homes were sold through mid-year 2013, compared to 1,627 for all of 2012. There were 221 new single-family building permits through mid-year 2013, compared to 462 in all of 2012.

Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made through mid-year 2013 totaled $768 million, compared to $646 million in all 2012. Purdue, the area’s largest employer, had enrollment of just under 39,000 on its West Lafayette campus for the 2013-2014 school year. Purdue employs about 15,000 people.

Subaru, the area’s largest industrial employer with 3,600 employees, produces the Subaru Legacy, Outback and Tribeca, and recently announced the addition of more production capacity for a new model to be built there. It announced a $450 million expansion and intends to hire 900 new employees by the end of 2016. Wabash National, the area’s second largest industrial employer with 3,323 employees, continues to hire for a new line for production of bulk liquid storage containers.

Nanshan America began operating its new aluminum extrusion plant in Lafayette in 2012 which will employ 200 people by year-end. Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014. Overall, about 470 new jobs were created in 2012. While the developments noted above lead us to believe the most serious problems are behind us as increased hiring and new industry moving to town have continued, we expect the recovery to be long term. Manufacturing companies that rely on exports, including Caterpillar and Fairfield Drive Systems, have cut employment.

We continue to make good progress with our problem loans as more borrowers who had fallen behind on their loans have resumed payments or are qualifying for troubled debt restructures. Our percentage of loans delinquent over 30 days was at 0.65% of total loans at September 30, 2013, the lowest it has been in over ten years. The majority of our delinquent loans are secured by real estate, and we believe we have sufficient reserves to cover incurred losses. In 2012, we acquired 5 properties through deeds-in-lieu of foreclosure and 5 properties through foreclosure and sold 36 OREO properties. Through September 30, 2013, we have acquired only one property through a sheriff’s sale and sold the one property we had in OREO at December 31, 2012.

The funds we use to make loans come primarily from deposits from customers in our market area, and to a lesser extent from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition, we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate, we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. Base deposits in 2013 have remained fairly flat. Our reliance on brokered funds remained unchanged in the first three quarters of 2013, with the balance remaining at $13.7 million as we wait for maturities which give us the opportunity to repay these funds. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve. The Federal Reserve has held short-term rates at almost zero for the last several years while long-term rates have fallen to the 3.0% range. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step, and in fact our net interest margin initially increased to a record high of 4.12% in the first quarter of 2012 before falling to 3.40% at September 30, 2013. The decrease was generally due to the continued decline in loan rates while deposit rates have started to level out. Despite the fact that loan rates have increased slightly in anticipation of the Federal Reserve cutting back on Treasury purchases, our expectation for the rest of 2013 is that rates will remain at these low levels and the Federal Reserve will continue to focus on strengthening the economy. Overall loan rates are expected to stay flat or rise slightly through the end of the year.

Because the Federal Reserve has stated it intends to keep rates low, we expect to see little change in the money supply or market rates until mid to late 2014. Low rates generally increase borrower preference for fixed rate products which we typically sell on the secondary market. Some existing adjustable rate loans which have repriced to lower rates have reached their rate floor and could be expected to have a negative impact on our interest income when rates begin to rise in cases where the market index is now lower than the loan’s floor rate. While we would expect to sell the majority of our fixed rate loans on the secondary market, we intend to keep some higher quality loans to replace runoff in the portfolio. Although new loans put on the books in 2013 will be at comparatively low rates, we expect they will provide a return above any other opportunities for investment.

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

We consider expected changes in interest rates when structuring our interest-earning assets and our interest-bearing liabilities. When rates are expected to increase, we try to book shorter-term assets that will reprice relatively quickly to higher rates over time, and book longer-term liabilities that will remain for a longer time at lower rates. Conversely, when rates are expected to fall, we would like our balance sheet to be structured such that loans will reprice more slowly to lower rates and deposits will reprice more quickly. We currently offer a three-year and a five-year certificate of deposit that allows depositors one opportunity to have their rate adjusted to the market rate at a future date to encourage them to choose longer-term deposit products. However, since we are not able to predict market interest rate fluctuations, our asset/liability management strategy may not prevent interest rate changes from having an adverse effect on our results of operations and financial condition.

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

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Company to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. LSB Financial held its first such “say-on-pay” vote at its 2013 annual meeting. At the annual meeting, shareholders cast over 76% of votes in favor of holding future say-on-pay votes on an annual basis. The Company’s Board of Directors had recommended a vote for annual frequency of say-on-pay votes. In light of this result and other factors it considered, the Board has determined that the Company will hold future say-on-pay votes on an annual basis until the next advisory vote on the frequency of say-on-pay votes occurs. The next advisory vote regarding the frequency of say-on-pay votes is required to occur no later than the Company’s 2019 Annual Meeting of Shareholders.

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

Larger commercial loans that exhibit probable or observed credit weaknesses and all loans that are rated substandard or lower are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank. Included in the review of individual loans are those that are impaired as provided in FASB ASC 310-10. Any allowances for impaired loans are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral based on the discounted appraised value. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Financial Condition

SELECTED FINANCIAL CONDITION DATA
(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,	$	%
	2013	2012	Difference	Difference

Total assets	$355,104	$364,610	$(9,506)	(2.61%)

Loans receivable, including loans held for sale, net	254,653	281,620	(26,967)	(9.58)
1-4 family residential mortgage loans	95,652	100,579	(4,927)	(4.90)
Home equity lines of credit	16,779	16,421	358	2.18
Other real estate loans net of undisbursed portion of loans	138,432	159,367	(20,935)	(13.14)
Commercial business loans	12,010	13,290	(1,280)	(9.63)
Consumer loans	1,137	1,131	6	0.53
Loans sold (for the nine months)	40,067	54,838	(14,771)	(26.94)

Non-performing loans over 90 days past due	1,618	2,907	(1,508)	(51.87)
Loans less than 90 days past due, not accruing	1,144	3,536	(2,173)	(61.45)
Other real estate owned	162	256	(94)	(36.72)
Non-performing assets	2,924	6,699	(3,775)	(56.35)

Cash and due from banks	1,382	25,643	(24,261)	(94.61)
Short-term investments	24,337	5,778	18,559	321.20
Available-for-sale securities	50,337	28,004	22,333	79.75
Interest-bearing time deposits	1,743	1,740	3	0.17

Deposits	302,300	308,637	(6,337)	(2.05)
Core deposits	170,408	167,704	2,704	1.61
Time accounts	131,892	140,933	(9,041)	(6.42)
Brokered deposits	13,690	13,690	---	---

FHLB advances	10,000	15,000	(5,000)	(33.33)
Shareholders’ equity (net)	40,231	38,955	1,276	3.28

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Our total assets decreased $9.5 million, or 2.61%, during the nine months from December 31, 2012 to September 30, 2013. Primary components of this decrease were a $27.0 million decrease in net loans receivable including loans held for sale and a $5.7 million decrease in cash and interest-bearing deposits and interest-bearing time deposits partially offset by a $22.3 million increase in available-for-sale securities and an $827,000 increase in other assets. Management attributes the decrease in loans to the paydown of loans as borrowers continued to take advantage of unprecedented low rates to refinance their mortgages to lower rate fixed-rate mortgages which we sell on the secondary market, and to continuing low commercial loan demand. While there is substantial growth in the industrial sector, smaller commercial investors have been slower to return, and we now compete for these loans with the large banks who would typically not be as interested in these smaller loans. We invested most of the proceeds from loan paydowns and excess cash in available-for-sale securities to generate some return until the demand for loans increases. The increase in other assets was primarily due to the purchase of land for a new branch office and an increase in our deferred tax asset.

Deposits decreased $6.3 million primarily in time accounts as depositors look for higher rates on their deposits which we generally do not offer in periods of slow loan growth. We paid back a maturing $5.0 million advance from the Federal Home Loan Bank.

Non-performing assets, which include non-accruing loans and foreclosed assets, decreased from $6.7 million at December 31, 2012 to $2.9 million at September 30, 2013. Non-accruing loans at September 30, 2013 were comprised of $2.4 million, or 86.02%, of one- to four-family residential real estate loans including home equity loans, $186,000, or 6.72%, of commercial property loans, $130,000, or 4.72%, of loans on land, and $70,000, or 2.53%, of multi-family property loans. Non-performing assets at September 30, 2013 also included $162,000 of foreclosed assets compared to $256,000 at December 30, 2012. At September 30, 2013, our allowance for loan losses equaled 2.46% of net loans including loans held for sale, compared to 2.06% at December 31, 2012. The allowance for loan losses at September 30, 2013 totaled 219.12% of non-performing assets compared to 88.06% at December 31, 2012, and 231.97% of non-performing loans at September 30, 2013 compared to 91.57% at December 31, 2012. Our non-performing assets equaled 0.82% of total assets at September 30, 2013 compared to 1.84% at December 31, 2012. Non-performing loans totaling $357,000 were charged off in the first nine months of 2013, offset by $214,000 of recoveries.

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

Shareholders’ equity increased from $39.0 million at December 31, 2012 to $40.2 million at September 30, 2013, an increase of $1.2 million, or 3.28%, primarily as a result of net income of $2.0 million offset by a $578,000 decrease in accumulated other comprehensive income due to a decline in the market value of available-for-sale securities. Shareholders’ equity to total assets was 11.33% at September 30, 2013, compared to 10.68% at December 31, 2012.

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

	Three months ended September 30, 2013				Three months ended September 30, 2012
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable (1)	$259,079		$3,157	4.87%	$291,503		$3,760	5.18%
Other investments	77,571		232	1.20	35,961		141	1.57
Total interest-earning assets	336,650		3,389	4.03	327,464		3,901	4.77

Interest-Bearing Liabilities
Savings deposits	30,248		5	0.07	29,126		5	0.07
Demand and NOW deposits	142,633		73	0.20	124,835		75	0.24
Time deposits	132,674		437	1.32	146,873		590	1.61
Borrowings	10,000		60	2.40	17,000		99	2.33
Total interest-bearing liabilities	315,555		575	0.73	317,834		769	0.97

Net interest income			$2,814				$3,132
Net interest rate spread				3.30%				3.80%
Net earning assets	$21,095				$9,630
Net yield on average interest-earning assets				3.34%				3.83%
Average interest-earning assets to average interest-bearing liabilities	1.07	x			1.03	x
_________________ (1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves

     .

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$269,259		$9,895	4.90%	$294,581		$11,640	5.27%
Other investments	71,112		598	1.12	29,602		405	1.83
Total interest-earning assets	340,371		10,493	4.11	324,183		12,045	4.95

Interest-Bearing Liabilities
Savings deposits	$30,695		14	0.06	$27,651		16	0.08
Demand and NOW deposits	137,497		221	0.21	130,195		339	0.35
Time deposits	140,016		1,386	1.32	150,554		1,873	1.66
Borrowings	11,111		198	2.38	17,667		302	2.28
Total interest-bearing liabilities	319,319		1,819	0.76	326,067		2,530	1.03

Net interest income			$8,674				$9,515
Net interest rate spread				3.35%				3.92%
Net earning assets	$21,052				$(1,884)
Net yield on average interest-earning assets				3.40%				3.91%
Average interest-earning assets to average interest-bearing liabilities	1.07	x			0.99	x
_________________ (1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Nine Months and the Quarter ended September 30, 2013 and September 30, 2012

General.  Net income for the nine months ended September 30, 2013 was $2.0 million, an increase of $36,000, or 1.81%, from the nine months ended September 30, 2012. The increase was primarily due to a $950,000, or 59.38%, decrease in the provision for loan losses and a $21,000 decrease in non-interest expenses, partially offset by an $841,000, or 8.84%, decrease in net interest income, a $78,000, or 2.39%, decrease in non-interest income, and a $16,000, or 1.40%, increase in taxes.

Net income for the three months ended September 30, 2013 was $703,000, a decrease of $176,000, or 20.02%, from the three months ended September 30, 2012. The decrease was primarily due to a $570,000, or 38.51%, decrease in non-interest income, a $318,000, or 10.15%, decrease in net interest income, and a $121,000, or 4.47%, decrease in non-interest expenses, partially offset by a $475,000, or 95.00%, decrease in the provision for loan losses and a $116,000, or 22.14%, decrease in taxes.

Net Interest Income.  Net interest income for the nine months ended September 30, 2013 decreased $841,000, or 8.84%, over the same period in 2012. This decrease was primarily due to a 57 basis point decline in our net interest rate spread as the average yield on interest-earning assets decreased by 0.84% while the yield on interest-earning liabilities decreased by only 27 basis points. Interest-earning assets increased by $16.2 million as the average balance of investment securities increased $41.5 million offset by a $25.3 million decrease in average loans receivable. The investment securities were purchased using excess cash balances and loan paydowns. This movement of cash into earning assets increased the ratio of average interest-earning assets to average interest-bearing liabilities from 0.99 to 1.07, but reduced the average rate on investments from 1.83% to 1.12%. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.91% to 3.40%.

Interest income on loans decreased $1.7million, or 14.99%, for the nine months ended September 30, 2013, compared to the same nine months in 2012 because the average balance of loans held in our portfolio decreased by $25.3 million from $294.6 million for the nine-month period in 2012 to $269.3 million in 2013. The average yield on loans decreased by 37 basis points from 5.27% to 4.90% over the same period.

Interest earned on other investments and Federal Home Loan Bank stock increased by $193,000, or 47.65%, for the nine months ended September 30, 2013, compared to the same period in 2012. This was primarily the result of a $41.5 million increase in average investment securities partially offset by a 71 basis point decrease in the average yield on the investments and Federal Home Loan Bank stock from 1.83% to 1.12% over the comparable periods. The decrease in rate was primarily due to the lower market rate for investments.

Interest expense for the nine months ended September 30, 2013 decreased $711,000, or 28.10%, compared to the same period in 2012 consisting of a $607,000 decrease in interest paid on deposits and a $104,000 decrease in interest expenses on Federal Home Loan Bank advances. The lower deposit costs were primarily due to a decrease in the average rate paid on deposits from 96 basis points for the first nine months of 2012 to 0.70 basis points for the first nine months of 2013 and by a $192,000 decrease in the average balance of deposit accounts. The average balance in lower rate transaction and savings accounts increased by $10.3 million while the average rate decreased from 30 basis points to 20 basis points. The increase in these balances was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation. The decrease in Federal Home Loan Bank advance expense was due to a $6.6 million decrease in the average balance of advances offset by a slight increase in the average rate paid on advances from 2.28% for the nine months of 2012 to 2.38% for the first nine months of 2013 because of the maturity and repayment of a shorter term, lower rate advance.

Net interest income for the three months ended September 30, 2013 decreased $318,000, or 10.15%, over the same period in 2012. This decrease was primarily due to a 50 basis point decline in our net interest rate spread as the average yield on interest-earning assets decreased by 74 basis points while the yield on interest-earning liabilities decreased by only 24 basis points. Interest-earning assets increased by $9.2 million as the average balance of investment securities increased $41.6 million offset by a $32.4 million decrease in average loans receivable. The investment securities were purchased using excess cash balances and loan paydowns. This movement of cash into earning assets increased the ratio of average interest-earning assets to average interest-bearing liabilities from 1.03 to 1.07 but reduced the average rate on investments from 1.57% to 1.20%. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.83% to 3.34%.

Interest income on loans decreased $603,000, or 16.04%, for the three months ended September 30, 2013, compared to the same three months in 2012 because the average balance of loans held in our portfolio decreased by $32.4 million from $291.5 million from the three-month period in 2012 to $259.1 million in 2013. The average yield on loans over this period fell from 5.18% in the third quarter of 2012 to 4.87% for the same period in 2013.

Interest earned on other investments and Federal Home Loan Bank stock increased by $91,000, or 65.54%, for the three months ended September 30, 2013, compared to the same period in 2012. This was primarily the result of a $41.6 million increase in average investment securities partially offset by a 37 basis point decrease in the average yield on the investments and Federal Home Loan Bank stock from 1.57% to 1.20% over the comparable periods. The decrease in rate was primarily due to the lower market rate for investments.

Interest expense for the three months ended September 30, 2013 decreased $194,000, or 25.23%, compared to the same period in 2012 consisting of a $155,000 decrease in interest paid on deposits and a $39,000 decrease in interest expenses on Federal Home Loan Bank advances. The lower deposit costs were primarily due to a decrease in the average rate paid on deposits from 0.89% for the third quarter of 2012 to 0.67% for the third quarter of 2013 and by a $4.7 million increase in the average balance of deposit accounts. The average balance in lower rate transaction and savings accounts increased by $18.9 million while the average rate decreased from 21 basis points to 18 basis points. The increase in these balances was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation. The decrease in Federal Home Loan Bank advance expense was due to a $7.0 million decrease in the average balance of advances offset by a slight increase in the average rate paid on advances from 2.33% for the third quarter of 2012 to 2.40% for the third quarter of 2013 because of the maturity and repayment of a shorter term, lower rate advance.

Provision for Loan Losses.   The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	09/30/13		12/31/12	09/30/12
	(Dollars in Thousands)

Loans delinquent 30-59 days	$	---	$1,176	$823
Loans delinquent 60-89 days		88	781	955
Total delinquencies		88	1,957	1,778

Non-performing loans		2,762	6,443	9,405
OREO		162	256	1,150

Total non-performing assets		$2,924	$6,699	$10,555

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

Changes in non-performing loans at September 30, 2013 compared to December 31, 2012 were primarily due to the Bank upgrading $3.4 million of loans to accrual status due to greatly improved financial situations making full collectability of principal and interest likely, taking $205,000 into OREO, charging off $234,000 of non-performing loans, and receiving payoffs of $166,000. In addition, we received principal payments of $175,000 on loans that remain in non- performing status. We also had $477,000 of loans on residential properties become non-performing during the first nine months of 2013. We establish our provision for loan losses based on a systematic analysis of risk factors in the loan portfolio. The analysis includes consideration of concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio, estimated fair value of the underlying collateral, delinquencies and other relevant factors. From time to time, we also use the services of a consultant to assist in the evaluation of our growing commercial real estate loan portfolio. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point-in-time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

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

At September 30, 2013, our largest area of concern was loans on one- to four-family non-owner occupied rental properties and loans on one- to four-family owner occupied properties. Loans totaling $1.2 million on one- to four-family rental properties were past due more than 30 days at September 30, 2013. Problems with one- to four-family rental properties were caused primarily by vacancies, especially in non-campus housing.

We recorded a $650,000 provision for loan losses for the nine months ended September 30, 2013 as a result of our analyses of our current loan portfolios, compared to $1.6 million during the same period in 2012. The provisions were necessary to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the loan portfolio. The main reason for the decrease for the first nine months of 2013 compared to the same period in 2012 was the improvement in non-accruing and delinquent loans during the period. During the first nine months of 2013, we charged $357,000 against loan loss reserves and had recoveries of $214,000. We may obtain possession of more properties in 2013 that are currently in the process of foreclosure. The final disposition of these properties may result in a loss. The $6.4 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix. Our ratio of allowance for loan losses to non-performing assets increased from 88.06% at December 31, 2012 to 219.12% at September 30, 2013.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates. While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan. We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type. We currently have $8.2 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value. We typically make these loans only to well-qualified borrowers. None of these loans is delinquent more than 30 days. We also have $5.9 million of one- to four-family loans which, either alone or combined with a second mortgage, exceed high loan-to-value guidelines. Of these loans, one loan of $31,000 was delinquent more than 30 days. Our total high loan-to-value loans at September 30, 2013 were at 33% of capital, well under regulatory guidelines of 100% of capital. We have $16.8 million of home equity lines of credit, one of which was delinquent more than 30 days at September 30, 2013.

An analysis of the allowance for loan losses for the three months ended September 30, 2013 and 2012 follows:

	Three months ended September 30,
	2013	2012
	(Dollars in Thousands)

Balance at June 30	$6,346	$5,268
Loans charged off	(26)	(370)
Recoveries	62	84
Provision	25	500
Balance at September 30	$6,407	$5,482

At September 30, 2013, non-performing assets, consisting of non-accruing loans, accruing loans 90 days or more delinquent and other real estate owned, totaled $2.9 million compared to $6.7 million at December 31, 2012. In addition to our non-performing assets, we identified $19.7 million in other loans of concern at September 30, 2013, compared to $13.6 million at December 31, 2012, where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At September 30, 2013, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio. Our allowance for losses equaled 2.46% of net loans receivable and 231.97% of non-performing loans at September 30, 2013 compared to 2.06% and 91.57% at December 31, 2012, respectively. Our non-performing assets equaled 0.82% of total assets at September 30, 2013, compared to 1.84% at December 31, 2012.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2013 decreased by $78,000, or 2.39%, compared to the same period in 2012. This was primarily due to a $394,000 decrease in the gain on the sale of mortgage loans and a $93,000 decrease in service charges and fee income which were offset by a $296,000 increase in other income and a $113,000 decrease in losses on the sale or writedown of OREO properties which went from a $115,000 loss in the first nine months of 2012 to only a $2,000 loss in the same period of 2013.

The decrease in the gain on sale of mortgage loans was due to a decrease in the number of loans sold as the number of people refinancing their mortgages declined as longer term interest rates rose. The increase in other income was due to a $154,000 increase in the fees generated by our wealth management department on the sale of non-bank investment products through our Money Concepts program and a $145,000 increase in mortgage loan servicing fees due to an increase in our servicing portfolio. The decrease in service fees was primarily due to changes in our fee structure mandated by the Dodd-Frank Act.

Non-interest income for the third quarter of 2013 decreased by $570,000, or 38.51%, compared to the same period in 2012 due primarily to a $520,000 decrease in the gain on the sale of mortgage loans, improvement in the losses on the sale or writedown of OREO properties from a $24,000 loss in the first nine months of 2012 to no activity in the same period in 2013, an $18,000 decrease in service charges and fee income and an $8,000 decrease in other income. The reasons for these changes were the same as those mentioned above.

Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2013 decreased $21,000, or 0.26%, compared to the same period in 2012 due primarily to a $122,000 decrease in salaries and employee benefits due mainly to a lower level of loan origination activity by commission-based loan originators and to a decrease in the number of employees, a $15,000 decrease in computer service expenses due generally to timing issues, and a $6,000 decrease in other expenses, offset by a $65,000 increase in occupancy and equipment costs due primarily to higher monthly maintenance fees, and a $57,000 increase in advertising expenses due to expenses related to updating our marketing image.

Non-interest expense for the three months ended September 30, 2013 decreased $121,000, or 4.47%, compared to the same period in 2012 due primarily to a $184,000 decrease in salaries and employee benefits, and an $11,000 decrease in computer expenses offset by a $26,000 increase in occupancy and equipment costs due primarily to higher monthly maintenance fees, a $21,000 increase in advertising expenses related to updating our marketing image, offset by a $20,000 decrease in other expenses due primarily to higher ATM processing costs.

Income Tax Expense.  Our income tax provision increased by $16,000 for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012 and decreased by $116,000 for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, due primarily to comparable changes in pre-tax income.

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

Our current internal policy for liquidity is 5% of total assets. Because of the increase in short term deposits and slow commercial loan activity as mentioned above, our liquidity ratio at September 30, 2013 was 19.69% as a percentage of total assets compared to 17.32% at December 31, 2012.

We anticipate that we will have sufficient funds available to meet current funding commitments. At September 30, 2013, we had outstanding commitments to originate loans and available lines of credit totaling $28.3 million and commitments to provide funds to complete current construction projects in the amount of $2.5 million. We had $579,000 of outstanding commitments to sell residential loans. Certificates of deposit which will mature in one year or less totaled $76.4 million at September 30, 2013. Included in that number are $3.6 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We have no Federal Home Loan Bank advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $40.2 million at September 30, 2013, compared to $39.0 million at December 31, 2012, an increase of $1.2 million, or 3.28%, due primarily to net income of $2.0 million offset by a $578,000 decrease in other comprehensive income. Shareholders’ equity to total assets was 11.33% at September 30, 2013, compared to 10.68% at December 31, 2012.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of September 30, 2013 and December 31, 2012, Lafayette Savings exceeded the quantitative measures for a well capitalized bank. Our actual and required capital amounts and ratios at September 30, 2013 and December 31, 2012 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2013
Total risk-based capital (to risk-weighted assets)	$43,014	17.4%	$19,828	8.0%	$24,785	10.0%
Tier I capital (to risk-weighted assets)	39,875	16.1	9,914	4.0	14,871	6.0
Tier I capital (to adjusted total assets)	39,857	11.2	14,217	4.0	17,771	5.0

As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$41,400	16.0%	$20,694	8.0%	$25,868	10.0%
Tier I capital (to risk-weighted assets)	38,134	14.7	10,347	4.0	15,521	6.0
Tier I capital (to adjusted total assets)	38,134	10.5	14,570	4.0	18,213	5.0

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

The Bank’s Supervisory Agreement and the MOU require prior written non-objection of the OCC and the Federal Reserve (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Bank or the Company, respectively. In addition, the MOU requires prior approval by the Federal Reserve of any debt at the holding company level not in the ordinary course (including loans, cumulative preferred stock and subordinated debt), unless such debt is contemplated by the capital plan. LSB Financial does not now hold any such debt. The Company paid a quarterly cash dividend to its shareholders in September 2013. All required regulatory non-objections to the dividend were obtained.

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

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

●	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

●	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

●	the timely development of and acceptance of new products and services of Lafayette Savings and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

●	the willingness of users to substitute competitors’ products and services for our products and services;

●	the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);

●	the impact of technological changes;

●	acquisitions;

●	changes in consumer spending and saving habits; and

●	our success at managing the risks involved in the foregoing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of September 30, 2013, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

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

The Supervisory Agreement also required the Bank to revise its written internal asset review and classification program. The Bank revised its internal asset review and classification program policy on September 21, 2010. The Bank’s board of directors has also approved establishment of an asset review committee that will review any loan rating changes. As a result of these actions, the Bank believes it has improved its loan classification process and its identification of troubled debt restructurings and non-accrual loans. The Bank believes that it is in compliance with this provision of the Supervisory Agreement.

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

The Supervisory Agreement requires prior written non-objection of the OCC (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Bank. The Bank has not declared or paid dividends, nor has it made any other capital distribution to the Company without the required prior approval. The Bank’s last approved dividend to the Company was paid in September 2013. All required regulatory non-objections to the dividend declaration were obtained. The Bank is in compliance with this provision of the Supervisory Agreement.

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

The MOU also requires prior written non-objection of the Federal Reserve (formerly the OTS) of the declaration or payment of dividends or other capital distributions by the Company and of any Company debt not in the ordinary course (including loans, cumulative preferred stock and subordinated debt) unless such debt is contemplated by the capital plan. The Company does not now hold any such debt. The Company believes it is in compliance with the provisions of the MOU. The Company paid a quarterly cash dividend to its shareholders in September 2013 after receiving all required regulatory non-objections.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

July 1 – July 31, 2013	---	---	---	52,817

August 1 – August 31, 2013	---	---	---	52,817

September 1 – September 30, 2013	---	---	---	52,817

Total	---	---	---	52,817
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

LSB FINANCIAL CORP.
(Registrant)

Date: November 14, 2013	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 906 Certification

101
The following materials from the Company’s Form 10-Q for the quarterly period ending September 30, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.