Form 10-K
period 2013-12-31
LSB FINANCIAL CORP
filed 2014-03-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,257,293 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2014
Common Stock, $0.01 par value per share	1,556,104 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2014	Part III

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

We have been, and intend to continue to be, a community-oriented financial institution. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent first mortgage loans secured by owner-occupied, one- to four-family residences, and to a lesser extent, non-owner-occupied one- to four-family residential, commercial real estate, multi-family, construction and development, consumer and commercial business loans. We currently serve Tippecanoe County, Indiana and its surrounding counties through our five retail banking offices. At December 31, 2013, we had total assets of $367.6 million, deposits of $314.6 million and stockholders’ equity of $40.7 million.

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

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended 2013 at 5.4% compared to 6.9% for Indiana and 6.7% nationally. The local housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings. As of the most recent third quarter results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area (“MSA”) was a 1.00% increase with the one-year change a 1.02% increase. For the third quarter of 2013, the most recent report available, housing prices in the MSA increased 0.67%. Existing home sales increased 13% in Tippecanoe County in 2013, with the average price of a home sold in 2013 1% higher than in 2012. New home starts as seen in building permits which decreased slightly from 496 in 2012 to 457 in 2013.

The area’s diversity did not make us immune to the ongoing effects of the recession; however, growth continues, although at a somewhat lower rate. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2013 are projected to total over $1 billion compared to $605 million in 2012 and $444 million in 2011. Purdue, the area’s largest employer, announced enrollment of almost 39,000 in the fall 2013 semester.

Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, recently announced the addition of more production capacity for a new model to be built there. Despite Toyota’s decision to no longer build Camrys at this Subaru location, the Lafayette plant expects to use the space to produce another Subaru line and growth projections should stay on line for substantial hiring increases. Wabash National, the area’s second largest industrial employer, continues to sustain its level of production. Alcoa’s new aluminum lithium plant is expected to begin production and hire 75 people in 2014. Nanshan America began operating its new aluminum extrusion plant in Lafayette in 2012 which will employ 200 people.

While the developments noted above lead us to believe many of the problems caused by the recession are behind us as increased hiring and new industry moving to town have continued, we expect the recovery to be long term. However, Purdue’s presence, and national recognitions such as the Lafayette MSA being named by Fortune the best Place for Small Business in Indiana and 8th best in the country in 2013, should contribute to the success of the region.

Lending Activities

General. Our principal lending activity is the origination of conventional mortgage loans for the purpose of purchasing, constructing, or refinancing owner-occupied one- to four-family residential real estate located in our primary market area. We also originate non-owner-occupied one- to four-family residential, multi-family and land development, commercial real estate, consumer and commercial business loans.

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

At December 31, 2013, the maximum amount we could have loaned to any one borrower and the borrower’s related entities was $7.0 million. Our largest lending relationship to a single borrower or a group of related borrowers at December 31, 2013, totaled $5.8 million, consisting of four secured commercial loans, three loans on non-residential property, two secured commercial lines of credit, two loans on undeveloped land and a mortgage loan and home equity loan on a single family residence. The second largest lending relationship at December 31, 2013 to a single borrower or a group of related borrowers totaled $4.8 million, consisting of 27 loans on one- to four-family rental properties, eight loans on multi-family rental properties, and four loans on non-residential properties. The third largest lending relationship to a single borrower or a group of related borrowers totaled $4.8 million and consisted of one loan on a non-residential property, a secured commercial line of credit and a secured commercial loan. None of these loans was past due 30-89 days at December 31, 2013. At December 31, 2013, we had 23 other loans or lending relationships to a single borrower or group of related borrowers with a principal balance in excess of $2.0 million.

Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages of the total loan portfolio, before deductions for loans in process, deferred fees and discounts and allowances for losses.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$98,719	37.31%	$100,579	34.59%	$111,987	35.59%	$125,121	37.46%	$123,502	37.46%
Multi-family	49,866	18.85	62,823	21.60	60,612	19.26	53,458	16.00	52,790	16.01
Commercial	72,030	27.22	82,430	28.35	90,879	28.88	90,395	27.06	90,571	27.47
Land and land development	9,872	3.73	5,185	1.78	10,304	3.27	14,510	4.34	17,192	5.21
Construction	5,446	2.06	8,928	3.07	8,060	2.56	15,957	4.78	13,002	3.95
Total real estate loans	235,932	89.17	259,945	89.39	281,842	89.56	299,441	89.65	297,057	90.10

Other Loans:
Consumer loans:
Home equity	16,050	6.07	16,421	5.65	17,330	5.51	17,043	5.10	14,698	4.46
Home improvement	---	---	---	---	---	---	---	---	124	0.04
Automobile	848	0.32	920	0.32	858	0.27	871	0.26	930	0.28
Deposit account	183	0.07	106	0.04	176	0.06	211	0.06	196	0.06
Other	129	0.05	105	0.03	127	0.04	126	0.03	71	0.02
Total consumer loans	17,210	6.50	17,552	6.04	18,491	5.88	18,251	5.46	16,019	4.86
Commercial business loans	11,461	4.33	13,290	4.57	14,366	4.56	16,332	4.89	16,638	5.04
Total other loans	28,671	10.84	30,842	10.61	32,857	10.44	34,583	10.35	32,657	9.90
Total loans	264,603	100.00%	290,787	100.00%	314,699	100.00%	334,024	100.00%	329,714	100.00%

Less:
Loans in process	2,487		2,798		3,242		5,107		4,383
Deferred fees and discounts	408		469		496		499		431
Allowance for losses	6,348		5,900		5,331		5,343		3,737
Total loans receivable, net	$255,360		$281,620		$305,630		$323,075		$321,163

The following table shows the composition of our loan portfolio, including loans held for sale, by fixed and adjustable rate at the dates indicated. The one- to four-family fixed rate loans include $52,000 and $197,000 of loans at December 31, 2013 and 2012, respectively, which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One- to four-family	$44,283	16.74%	$42,018	14.45%	$45,463	14.45%	$51,621	15.46%	$45,059	13.67%
Multi-family	2,494	0.94	2,658	0.91	2,521	0.80	2,179	0.65	2,443	0.74
Commercial	10,313	3.90	12,421	4.27	15,995	5.08	14,825	4.44	21,611	6.55
Construction	2,066	0.78	3,505	1.21	3,272	1.04	4,625	1.38	2,660	0.81
Land and land development	2,366	0.89	7,098	2.44	6,639	2.11	5,108	1.53	4,698	1.42
Total real estate loans	61,522	23.25	67,700	23.28	73,890	23.48	78,358	23.46	76,471	23.19
Consumer	1,160	0.44	1,131	0.39	1,161	0.37	1,208	0.36	1,452	0.44
Commercial business	9,041	3.42	12,063	4.15	7,986	2.54	8,182	2.45	7,293	2.21
Total fixed rate loans	71,723	27.11	80,894	27.82	83,037	26.39	87,748	26.27	85,216	25.84

Adjustable Rate Loans:
Real estate:
One- to four-family	54,435	20.57	58,560	20.14	66,524	21.14	73,500	22.00	78,443	23.79
Multi-family	47,372	17.90	60,165	20.69	58,091	18.46	51,278	15.35	50,347	15.27
Commercial	61,717	23.32	70,010	24.07	74,884	23.80	75,570	22.63	68,960	20.91
Construction	7,806	2.95	1,680	0.58	7,032	2.23	9,886	2.96	14,532	4.41
Land and land development	3,080	1.16	1,830	0.63	1,421	0.45	10,849	3.25	8,304	2.52
Total real estate loans	174,410	65.91	192,245	66.11	207,952	66.08	221,083	66.19	220,586	66.90
Consumer	16,050	6.07	16,421	5.65	17,330	5.51	17,043	5.10	14,568	4.42
Commercial business	2,420	0.92	1,227	0.42	6,380	2.03	8,150	2.44	9,345	2.84
Total adjustable rate loans	192,880	72.89	209,893	72.18	231,662	73.61	246,276	73.73	244,499	74.16
Total loans	264,603	100.00%	290,787	100.00%	314,699	100.00%	334,024	100.00%	329,714	100.00%

Less:
Loans in process	2,487		2,798		3,242		5,107		4,383
Deferred fees and discounts	408		469		496		499		431
Allowance for losses	6,348		5,900		5,331		5,343		3,737
Total loans receivable, net	$255,360		$281,620		$305,630		$323,075		$321,163

The following schedule illustrates the maturities of our loan portfolio at December 31, 2013. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction, Land and Land Development		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in Thousands)
2014	$6,338	4.49%	$1.248	5.19%	$2,625	4.36%	$2,049	5.10%	$12,260	4.64%
2015 to 2018	12,297	5.20	2,883	4.44	14,464	4.34	7,611	5.16	37,256	4.80
2019 and following	201,979	4.42	11,187	3.50	121	5.40	1,802	4.70	215,088	4.37
Total	$220,614	4.47%	$15,318	3.81%	$17,210	4.35%	$11,461	5.08%	$264,603	4.45%

(1) Includes one- to four-family, multi-family and commercial real estate loans.

The total amount of loans due to mature after December 31, 2014 which have fixed interest rates is $64.9 million, and which have adjustable or renegotiable interest rates is $187.5 million.

One- to Four-Family Residential Real Estate Lending

Our lending program focuses on the origination of permanent loans secured by mortgages on owner-occupied one- to four-family residences. We also originate loans secured by non-owner-occupied one- to four-family residences. Substantially all of these loans are secured by properties located in our primary market area. We originate a variety of residential loans, including conventional 15- and 30-year fixed rate loans, fixed rate loans convertible to adjustable rate loans, adjustable rate loans and balloon loans.

Our one- to four-family residential adjustable rate loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the majority of the adjustable rate loans originated by us are subject to adjustment at one-, three- or five-year intervals. Our adjustable rate mortgage products generally carry interest rates which are reset to a stated margin over the weekly average of the one-, three- or five-year U.S. Treasury rates. Increases or decreases in the interest rate of our one-year adjustable rate loans are generally limited to 2% annually with a lifetime interest rate cap of 6% over the initial rate. Increases or decreases in the interest rate of three-year and five-year adjustable rate loans are limited to a 3% periodic adjustment cap with a 5% lifetime interest rate cap over the initial rate. Our one-year adjustable rate loans may be convertible into fixed rate loans after the first year and before the sixth year upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our adjustable rate loans may be below the fully indexed rate. Borrowers are generally qualified at 2% over the initial interest rate for our one-year adjustable rate loans and at the initial interest rate for our three-year and five-year adjustable rate loans. We generally retain adjustable rate loans in our portfolio pursuant to our asset/liability management strategy. Five-year adjustable rate mortgage loans represented $18.9 million, three-year adjustable rate mortgage loans represented $31.4 million and one-year and two-year adjustable rate mortgage loans represented $4.1 million of our adjustable rate mortgage loans at December 31, 2013.

Overall, at December 31, 2013, 72.9% of our loans were adjustable rate loans. As part of our interest rate risk strategy we typically sell qualifying fixed rate residential mortgages on the secondary market and hold adjustable rate mortgages in our portfolio. Proceeds from the sale of these fixed rate loans can be used to fund other mortgages which can also be sold. Adjustable rate mortgage loans currently in our portfolio can be expected to reprice to higher rates when interest rates begin to rise, which could be expected to have a positive impact on our interest income. Most loans added to our portfolio in the last few years have interest rate floors.

We offer fixed rate mortgage loans to owner-occupants with maturities up to 30 years and which conform to Freddie Mac standards. We currently sell in the secondary market the majority of our long-term, conforming, fixed rate loans. Loans designated as held for sale are carried on the balance sheet at the lower of cost or market value. At December 31, 2013, we had $657,000 of loans held for sale. Interest rates charged on these fixed rate loans are priced on a daily basis in accordance with Freddie Mac pricing standards. These loans do not include prepayment penalties.

We also offer 30-year fixed rate mortgage loans, which, after five or seven years, convert to our standard one-year adjustable rate mortgage for the remainder of the term. Of these, $52,000 have more than three years to their adjustments and are included in fixed rate loans and $3.9 million have less than three years to their adjustment date and are included in adjustable rate loans.

We had $48.2 million in primarily non-owner-occupied one- to four-family residential loans at December 31, 2013. These loans are underwritten using the same criteria as owner-occupied one- to four-family residential loans, but are provided at higher rates than owner-occupied-loans. We offer fixed rate, adjustable rate and convertible rate loans, with terms of up to 30 years.

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

Construction, Land and Land Development Lending

We make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one- to four-family residences, multi-family dwellings and commercial real estate projects. At December 31, 2013, substantially all of these loans were secured by property located within our primary market area.

Construction loans to individuals for their residences typically run six to eight months and are generally structured to be converted to permanent loans at the end of the construction phase. These construction loans are typically fixed rate loans, with interest rates higher than those we offer on permanent one- to four-family residential loans. During the construction phase, the borrower pays interest only. Residential construction loans are underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2013, we had $1.7 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences generally have terms of six to eight months and require the payment of interest only at a fixed rate for the loan term. We generally limit builders to one home construction loan at a time, but would consider requests for more than one if the homes are presold. At December 31, 2013, we had $304,000 of this type of construction loans to builders of one- to four-family residences.

We make construction loans to builders of multi-family dwellings and commercial projects with terms up to one year and require payment of interest only at a fixed rate for the construction phase of the loan. These loans may be structured to be converted to one of our permanent commercial loan products at the end of the construction phase or may be for the construction phase only. At December 31, 2013, we had $3.5 million of loans to builders of multi-family dwellings and commercial projects structured to run for the construction phase only.

We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two to three years with interest rates tied to national prime. The maximum loan-to-value ratio is 75%. The principal in these loans is typically paid down as lots or units are sold. These loans may be structured as closed-end revolving lines of credit with maturities of generally two years or less. At December 31, 2013, we had $2.5 million of development loans to builders. We also make land acquisition loans. At December 31, 2013, we had $7.4 million in loans secured by raw land.

Construction, land and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers and realtors, and walk-in customers. The application process includes a submission to us of accurate plans, specifications and costs of the project to be constructed/developed which are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction, which is the land plus the building. At December 31, 2013, our largest construction and development loan was a raw land loan for $4.3 million.

Construction and land development loans generally present a higher level of risk than loans secured by one- to four-family residences. Because of the uncertainties inherent in estimating land development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and land development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. We had $121,000 non-performing land loans at December 31, 2013 and no non-performing construction and development loans.

Consumer Lending

We originate a variety of different types of consumer loans, including home equity loans, direct automobile loans, home improvement loans, deposit account loans and other secured and unsecured loans for household and personal purposes. Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The largest component of consumer lending is home equity loans, which totaled $16.0 million or 6.07% of the total loan portfolio at December 31, 2013. We are currently offering a revolving line of credit home equity loan on which the total commitment amount, when combined with the balance of the first mortgage lien and other priority liens, may not exceed 90% of the appraised value of the property, with a ten-year term and minimum monthly payment requirement of interest only. At December 31, 2013, we had $14.6 million of unused credit available under our home equity line of credit program.

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

Commercial Business Lending

Our current commercial business lending activities encompass predominantly secured and unsecured lines of credit and loans secured by small business equipment and vehicles. At December 31, 2013, we had $283,000 of unsecured loans and lines of credit outstanding (with $2.2 million of unused credit available) and $11.2 million of loans and lines of credit (with $7.6 million of unused credit available) secured by inventory or accounts receivable, small business equipment and vehicles. We also had $144,000 of unused credit available on letters of credit.

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

When loans are sold to Freddie Mac or the Federal Home Loan Bank, we retain the responsibility for collecting and remitting loan payments, inspecting the properties, making certain that insurance and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. We serviced mortgage loans for others totaling $131.1 million at December 31, 2013.

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

The following table shows our loan and mortgage-backed security origination, purchase, sale and repayment activities for the periods indicated. One- to four-family fixed rate loans for 2013 include no loans originated which carry a fixed rate of interest for the initial five or seven years and then convert to a one-year adjustable rate of interest for the remaining term of the loan.

	Year Ended December 31,
	2013	2012	2011
Originations by Type:	(Dollars in Thousands)
Adjustable rate:
Real estate
One- to four-family	$2,849	$1,929	$2,694
Multi-family	881	3,512	12,923
Commercial	6,765	4,083	4,687
Construction, land and land development	2,411	6,151	1,225
Non-real estate
Consumer	4,653	4,407	4,876
Commercial business	1,049	175	1,883
Total adjustable rate	18,599	20,257	28,288
Fixed rate:
Real estate
One- to four-family	51,843	100,167	58,291
Multi-family	27	184	244
Commercial	1,339	3,743	3,084
Construction, land and land development	2,408	2,364	2,229
Non-real estate
Consumer	651	588	587
Commercial business	4,882	8,034	1,710
Total fixed rate	61,151	115,081	66,145
Total loans originated	79,750	135,338	94,433
Purchases:
Mortgage-backed securities	11,295	4,377	1,349
Total purchases	11,295	4,377	1,349
Sales and Repayments:
Real estate loans sold
One- to four-family	45,272	84,144	52,700
Total loans sold	45,272	84,144	52,700
Principal repayments	61,403	75,205	59,173
Total loans sold and repayments	106,674	159,348	111,873
Mortgage-backed securities:
Principal repayments	1,524	900	308
Increase in other items, net	-	-	-
Net decrease	$(17,153)	$(20,533)	$(16,399)

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

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2013, in dollar amounts and as a percentage of each category of our loan portfolio. The amounts represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Loans Delinquent For
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	3	$183	0.19%	17	$1,152	1.18%	20	$1,335	1.36%
Multi-family	1	65	0.13	---	---	0.00	1	65	0.13
Commercial	---	---	0.00	1	111	0.15	1	111	0.15
Construction, land and land development	---	---	0.00	1	121	0.82	1	121	0.82
Non-Real Estate:
Consumer	---	---	---	---	---	---	---	---	---
Commercial business	1	140	1.22	---	---	---	1	140	1.22
Total	5	$388	0.15%	19	$1,384	0.52%	24	$1,772	0.67%

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

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Non-accruing loans more than 90 days:
One- to four- family	$1,152	$2,231	$2,632	$3,760	$7,137
Multi-family	1	---	801	2,289	22
Commercial real estate	110	487	1,974	5,011	4,218
Construction, land and land development	121	140	1,173	1,022	1,120
Consumer	---	---	36	134	3
Commercial business	---	49	148	251	104
Total	1,384	2,907	6,764	12,467	12,604

Accruing loans delinquent more than 90 days:
One- to-four-family	---	---	---	---	---
Multi-family	---	---	---	48	---
Commercial real estate	---	---	---	628	---
Total	---	---	---	676	---

Non-accruing loans less than 90 days:
One- to four-family	1,107	1,405	1,617	2,633	---
Multi-family	65	76	501	559	---
Commercial real estate	16	815	1,677	213	---
Construction, land and land development	---	1,238	924	1,468	---
Consumer	---	2	8	---	---
Commercial business	---	---	568	30	---
Total	1,188	3,536	5,295	4,903	---

Foreclosed assets:
One- to four-family	---	---	1,251	1,071	1,686
Multi-family	---	---	---	---	---
Commercial real estate	---	256	495	143	206
Construction, land and land development	18	---	---	---	---
Consumer	---	---	---	---	---
Total	18	256	1,746	1,214	1,892

Total non-performing assets:	$2,590	$6,699	$13,805	$19,260	$14,496
Total as a percentage of total assets	0.70%	1.84%	3.79%	5.18%	3.91%

Total assets	$367,581	$364,610	$364,290	$371,847	$371,050

For the year ended December 31, 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $172,000, none of which was included in interest income.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above under the caption “Non-Performing Assets,” as of December 31, 2013, there was also an aggregate of $24.3 million in net book value of loans with respect to which past payment history or a decrease in the debt service coverage of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Included in the other loans of concern are: (i) 83 loans secured by one- to four-family and multi-family rental properties with a total outstanding balance of $10.0 million, where management has concerns about the ability of the borrowers to keep the rental properties leased and concerns about the cash flow of the borrowers ($4.8 million of these loans were upgraded into this category because of positive performance trends); and (ii) 25 loans secured by non-residential properties to separate borrowers with an outstanding balance of $12.4 million, where management has concerns about the cash flow of the borrowers.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or, as is done here, to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. At December 31, 2013, we had classified $15.2 million of our loans as substandard and none as doubtful or loss. At December 31, 2013, we had designated $3.8 million in loans as special mention.

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

Portions of the allowance are also allocated to non-classified loan portfolios which have been segregated into categories of loans having similar characteristics and similar inherent risk. These categories include loans on: one- to four-family owner-occupied properties, one- to four-family non-owner-occupied properties, multi-family rental properties, non-residential properties, land and land development projects, construction projects, home equity loans and consumer loans, unsecured and secured commercial business loans. Factors considered in determining the percentage allocation for each category include: historical loss experience, underwriting standards, trends in property values, trends in delinquent and non-performing loans, trends in charge-offs and recoveries, trends in volume and terms of loans, experience and depth of the lending department, concentrations of credit, and economic, industry and regulatory trends affecting our market. Although we believe we use the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012 – Provision for Loan Losses” in this Annual Report on Form 10-K.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Balance at beginning of period	$5,900	$5,331	$5,343	$3,737	$3,697

Charge-offs:
One- to four-family	400	144	1,692	696	1,573
Multi-family	---	259	730	---	97
Commercial real estate	40	795	1,721	211	336
Construction, land and land development	10	16	278	402	45
Consumer	35	11	79	5	91
Commercial business	32	485	940	68	1,043
Total charge-offs	517	1,710	5,440	1,382	3,185
Recoveries:
One- to four-family	126	22	36	153	---
Multi-family	1	1	---	---	---
Commercial real estate	21	28	---	37	---
Construction, land and land development	42	96	30	35	25
Consumer	---	2	1	3	2
Commercial business	125	30	---	---	1
Total recoveries	315	179	67	229	28

Net charge-offs	202	1,532	5,373	1,153	3,157
Additions charged to operations	650	2,100	5,361	2,759	3,197
Balance at end of period	$6,348	$5,900	$5,331	$5,343	$3,737

Net charge-offs to average loans outstanding	0.69%	0.53%	1.71%	0.35%	0.98% %

Allowance for loan losses to non-performing assets	245.13%	88.06%	38.62%	27.67%	25.78%

Allowance for loan losses to net loans at end of period	2.43%	2.06%	1.73%	1.64%	1.16%

The allocation of our allowance for losses on loans, including loans held for sale, at the dates indicated is summarized as follows:

	December 31,
	2013		2012		2011		2010		2009
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate:
One- to four-family	$1,798	37.31%	$1,611	34.59%	$1,766	35.59%	$1,015	37.46%	$1,705	37.46%
Multi-family	1,023	18.85	1,055	21.60	646	19.26	1,138	16.00	321	16.01
Commercial real estate	2,436	27.22	2,177	28.35	1,788	28.88	2,061	27.06	801	27.47
Land and land development	146	3.73	154	1.78	264	3.27	480	4.35	283	5.21
Construction	38	2.06	---	3.07	64	2.56	---	4.78	102	3.94
Consumer	258	6.50	208	6.04	136	5.88	84	5.46	110	4.86
Commercial business	649	4.33	633	4.57	667	4.56	565	4.89	384	5.05
Unallocated	---	---	---	---	---	---	---	---	31	---
Total	$6,348	100.00%	$5,900	100.00%	$5,331	100.00%	$5,343	100.00%	$3,737	100.00%

Investment Activities

We must maintain minimum levels of securities that qualify as liquid assets under the OCC regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels we believe adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2013 our liquidity ratio – liquid assets as a percentage of net withdrawable savings deposits and current borrowings – was 26.03%. Our level of liquidity is a result of management’s asset/liability strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” in this Annual Report on Form 10-K.

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

The following table sets forth the composition of our securities portfolio at the dates indicated. As of December 31, 2013, our investment portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our shareholders’ equity, excluding those issued by the U.S. Government and its agencies.

	December 31,
	2013		2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)

Debt securities:
Federal agency obligations	$28,604	58.03%	$10,709	44.64%	$3,177	23.87%
Corporate bonds	1,063	2.16	---	---	---	---
Municipal bonds	16,439	33.35	10,097	42.09	6,949	52.20
Subtotal	46,105	93.54%	20,806	86.72%	10,126	76.07%

Other:
Federal Home Loan Bank stock	3,185	6.46	3,185	13.28	3,185	23.93
Total debt securities and Federal Home Loan Bank stock	$49,590	100.00%	$23,991	100.00%	$13,311	100.00%

Average remaining life of debt securities	4.19 years		4.82 years		4.07 years

Other interest-earning assets:
Interest-bearing deposits with Federal Home Loan Bank and Federal Reserve	$19,935	100.00%	$5,778	100.00%	$3,156	100.00%

Mortgage-backed securities:
Fannie Mae certificates	$7,537	45.41%	$4,203	58.40%	$2,813	75.64%
Freddie Mac certificates	9,062	54.59	2,995	41.60	906	24.36
Total mortgage-backed securities	$16,599	100.00%	$7,198	100.00%	$3,719	100.00%

The following table sets forth the composition and contractual maturities of our securities portfolio at December 31, 2013. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2013, all of our securities were classified as available for sale and as such were reported at fair value. The weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

	December 31, 2013
	Less than 1 year		1 to 5 Years	5 to 10 Years	Over 10 Years		Total Investment Securities
	(Dollars in Thousands)
Federal agency obligations	$	---	$21,006	$7,598	$	---	$28,604
Municipal bonds		1,393	10,674	4,371		---	16,439
Corporate bonds		---	1,063	---		---	1,063
Fannie Mae certificates		---	---	7,537		---	7,537
Freddie Mac certificates		---	---	9,062		---	9,062
Total investment securities		$1,393	$32,743	$28,568	$	---	$62,705

Weighted average yield		1.80%	2.12%	1.74%		---%	1.94%

Sources of Funds

General. Our primary sources of funds are deposits, repayment and prepayment of loans, interest earned on or maturation of investment securities and short-term investments, borrowings and funds provided from operations.

Deposits. We offer a variety of deposit accounts. Our deposits consist of statement savings accounts, money market accounts, NOW accounts and certificate accounts. In addition, we periodically solicit broker originated certificates of deposit when issues are available that meet our interest rate and liquidity needs. Brokered deposits at December 31, 2013 totaled $13.7 million. We rely primarily on competitive pricing policies, on-line and off-line advertising, and customer service to attract and retain these deposits.

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

The following table sets forth our savings flows during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

Opening balance	$308,637	$308,433	$311,458
Deposits	1,857,811	1,988,647	1,627,125
Withdrawals	(1,853,667)	(1,990,916)	(1,633,415)
Interest credited	1,839	2,473	3,265

Ending balance	$314,620	$308,637	$308,433

Net increase (decrease)	$5,983	$204	$(3,025)

Percent increase (decrease)	1.94%	0.07%	(0.97%)

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	At December 31,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest-bearing	$33,488	10.64%	$30,879	10.00%	$26,668	8.65%
Savings accounts (0.05% - 0.10% at December 31, 2013)	30,866	9.81	28,966	9.39	26,331	8.53
NOW Accounts (0.00% - 0.15% at December 31, 2013)	57,221	18.19	42,386	13.73	37,620	12.20
Money Market Accounts (0.05% - 0.30% at December 31, 2013)	63,531	20.19	65,473	21.21	64,660	20.96
Total Non-Certificates	185,106	58.83	167,704	54.33	155,279	50.34

Certificates:

0.00 - 1.99%	94,948	30.18	94,506	30.62	85,785	27.81
2.00 - 3.99%	33,367	10.60	42,802	13.87	61,894	20.07
4.00 - 5.99%	1,199	0.38	3,620	1.17	5,469	1.77
6.00 - 7.99%	---	0.00	5	0.00	6	0.00
Total certificates	129,514	41.16	140,933	49.66	153,154	49.65
Accrued interest	23	0.01	25	0.01	31	0.01

Total deposits with interest	$314,643	100.00%	$308,662	100.00%	$308,464	100.00%

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2013.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%		Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2014	$28,755	$2,704	$1,199	$	---	$32,658	25.22%
June 30, 2014	21,945	1,323	---		---	23,268	17.96
September 30, 2014	8,909	4,245	---		---	13,154	10.16
December 31, 2014	6,128	2,508	---		---	8,636	6.67
March 31, 2015	2,500	3,691	---		---	6,191	4.78
June 30, 2015	2,058	6,810	---		---	8,868	6.85
September 30, 2015	2,534	6,231	---		---	8,765	6.77
December 31, 2015	2,678	4,328	---		---	7,006	5.41
March 31, 2016	2,303	3	---		---	2,306	1.78
June 30, 2016	1,200	---	---		---	1,200	0.92
September 30, 2016	2,662	149	---		---	2,811	2.17
December 31, 2016	2,555	376	---		---	2,931	2.26
Thereafter	10,721	999	---		---	11,720	9.05

Total	$94,948	$33,367	$1,199	$	---	$129,514	100.00%

Percent of total	73.31%	25.76%	0.93%		---%	100.00%	100.00%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2013.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000, excluding public funds	$10,481	$8,871	$13,209	$27,176	$59,737
Certificates of deposit of $100,000 or more, excluding public funds	21,037	14,340	8,580	24,472	68,429
Public funds	1,141	57	---	150	1,348
Total certificates of deposit	$32,658	$23,268	$21,790	$51,798	$129,514

Borrowings. Our other available sources of funds include borrowings from the Federal Home Loan Bank (“FHLB”) of Indianapolis and other borrowings. As a member of the FHLB of Indianapolis, we are required to own capital stock in the FHLB and are authorized to apply for borrowings from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and the programs have a range of maturities. The FHLB of Indianapolis may prescribe the acceptable uses for these funds, as well as limitations on the size of the borrowings and repayment provisions. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board, an independent agency, controls the FHLB of Indianapolis.

The FHLB of Indianapolis is required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2013, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $111,000, for an annualized rate of 3.50%.

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

We utilize FHLB borrowings as part of our asset/liability management strategy in order to extend the maturity of our liabilities in a cost-effective manner. We may be required to pay a commitment fee upon application and may be subject to a prepayment fee if we prepay the advance. See Note 8 of the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

Maximum Balance - Federal Home Loan Bank Advances	$15,000	$18,000	$21,000
Average Balance - Federal Home Loan Bank Advances	$10,833	$17,000	$19,250

The following table sets forth actual balances of Federal Home Loan Bank advances and the weighted average interest rate of those advances at the dates indicated.

	December 31,
	2013	2012	2011
	(Dollars in Thousands)

Federal Home Loan Bank Advances	$10,000	$15,000	$18,000
Weighted average interest rate of Federal Home Loan Bank Advances	2.35%	2.18%	2.18%

Subsidiaries and Other Activities

Lafayette Savings owns a service corporation, L.S.B. Service Corporation. In April 1994, Lafayette Savings made an initial investment of $51,000 in L.S.B. Service Corporation when it became a 14.16% limited partner in a low-income housing project in Lafayette, Indiana. During 2013, L.S.B. Service Corporation transferred the limited partnership interest for one dollar and recorded a loss of $80,440 for the investment balance remaining on the books. L.S.B. Service Corporation is currently inactive, pending either renewed investment in an appropriate low-income housing project or other course of action determined by management. At December 31, 2013, our total investment in L.S.B. Service Corporation was $415,292.

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

There are 22 other savings institutions, credit unions and banks in our primary market area. We estimate our share of the savings market in Tippecanoe County to be approximately 15% and our share of the mortgage loan market to be approximately 10%.

Regulation and Supervision

General. Lafayette Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, we are subject to broad federal regulation and oversight by the OCC extending to all of our operations. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance fund. Lafayette Savings must pay a semi-annual assessment to the OCC based upon a marginal assessment rate that decreases as the asset size of the savings association increases.

Lafayette Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Federal Reserve. As the thrift holding company of Lafayette Savings, LSB Financial is also subject to federal regulation and oversight by the Federal Reserve.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) eliminated the regulatory authority of the OTS as of July 21, 2011. The Dodd-Frank Act transferred to the OCC all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transferred to the Federal Reserve all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, LSB Financial has been supervised by the Federal Reserve from and after July 21, 2011. The Federal Reserve also regulates loans to insiders, transactions with affiliates, and tying arrangements.

For ease of reference throughout this Annual Report on Form 10-K, references to the OCC are intended to include a reference to the OTS, as its predecessor in thrift regulation and supervision, as the context and the time period requires.

Insurance of Deposits. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Dodd-Frank Act extended unlimited insurance on non-interest bearing accounts through December 31, 2013. Under this program, traditional non-interest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, are covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012. Because this program expired on December 31, 2012, there is no longer unlimited insurance coverage for non-interest bearing transaction accounts. Deposits held in non-interest bearing transaction accounts are now aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to at least $250,000.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus tangible equity. The Bank paid assessments at the rate of 14 basis points for each $100 of insured deposits during the year ended December 31, 2013. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2013, the FICO assessment rate ranged between .62 and .64 basis points for each $100 of the same assessment bases applicable to the FDIC assessment. For the first quarter of 2014, the FICO assessment rate is .62 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $476,000 during the year ended December 31, 2013. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 30, 2009, banks were required to pay the fourth quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012. The prepayment did not affect the Bank’s earnings on that date. The Bank paid its quarterly assessment for the fourth quarter of 2009 and prepaid all quarterly assessments for 2010, 2011, and 2012 on December 30, 2009 in the amount of $2.3 million. As of December 31, 2013, no prepaid premiums were carried in the financial statements of the Company.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

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

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity, affecting assessments for the last two quarters of 2011, as well as future assessments. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lower for the Bank as a result of these changes, which were first reflected in invoices due September 30, 2011. The FDIC rule to implement the revised assessment requirements includes rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff has projected that the new rate schedules will be approximately revenue neutral.

The schedule reduces the initial base assessment rate in each of the four risk-based pricing categories.

•	For small Risk Category I banks, the rates range from 5-9 basis points.

•	The rates for small institutions in Risk Categories II, III and IV are 14, 23 and 35 basis points, respectively.

•	For large institutions and large, highly complex institutions, the rate schedule ranges from 5 to 35 basis points.

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

Lafayette Savings’ general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus, except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus. At December 31, 2013, our lending limit under this restriction was $7.0 million.

Regulatory Capital Requirements

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

Tier 1 capital generally consists of common stockholders’ equity, noncumulative perpetual preferred stock and other tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. Tier 2 capital consists generally of certain permanent and maturing capital instruments and allowances for loan and lease losses up to 1.25% of risk-weighted assets. When determining total capital, Tier 2 capital may not exceed Tier 1 capital. At December 31, 2013, we had no intangible assets which were included in Tier 1 capital, other than mortgage servicing rights of $109,000.

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

To be considered well capitalized, a savings association must have a leverage ratio of at least 5%, a Tier 1 risk-based ratio of at least 6% and a total risk-based capital ratio of 10%. As of December 31, 2013, Lafayette Savings qualified as well capitalized, with a leverage ratio of 10.98%, a Tier 1 risk-based capital ratio of 16.13% and a total risk-based capital ratio of 17.40%. The OCC may reclassify a savings association in a lower capital category or require it to hold additional capital based upon supervisory concerns on a case-by-case basis.

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

As described below in this section, under “New Capital Rules,” Lafayette Savings will soon become subject to new capital requirements mandated by the Dodd-Frank Act to implement Basel III, changes that will be phased in from 2015 to 2019.

LSB Financial. Effective as of the transfer of regulatory responsibilities from the OTS to the OCC and the Federal Reserve, the Federal Reserve was authorized to establish capital requirements for savings and loan holding companies. These capital requirements must be counter-cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Dodd-Frank Act, LSB Financial is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which LSB Financial might not otherwise do so. This source of financial strength doctrine has long applied to bank holding companies but now applies to savings and loan holding companies as well. For this purpose, “source of financial strength” means LSB Financial’s ability to provide financial assistance to the Bank, in the form of capital, liquidity, or other support, in the event of the Bank’s financial distress or adversity.

Also under the Dodd-Frank Act, the Federal Reserve is to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions that were not supervised by the Federal Reserve as of May 19, 2010. Under this provision, the components of Tier 1 capital of depository institution holding companies would be restricted to capital instruments that are currently considered Tier 1 capital for insured depository institutions. Thus, for the first time, savings and loan holding companies will be subject to consolidated capital requirements.

As described below in this section under “New Capital Rules,” LSB Financial will soon become subject to the new capital requirements mandated by the Dodd-Frank Act to implement Basel III, changes that will be phased in from 2015 to 2019.

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently approved these rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The final rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer requirement will be phased in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

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

In addition, the Federal Reserve may prohibit LSB Financial’s payment of dividends if it concludes such payment would raise safety and soundness concerns at either the Bank or LSB Financial. Also, the Federal Reserve required prior approval of the declaration of dividends under the terms of a now-terminated Memorandum of Understanding, and despite the termination, has directed the Company’s Board of Directors to adopt resolutions committing the Company to continue to seek prior approval of the Federal Reserve for dividend declarations, additional debt not in the ordinary course, and redemption of Company common stock.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2013, Lafayette Savings met the test.

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

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act requires the OCC, in connection with our examination, to assess our record of meeting the credit needs of our community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Lafayette Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC. We were last examined for Community Reinvestment Act compliance in 2013 and received a rating of “Outstanding.”

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

USA PATRIOT Act of 2001. In 2001, President Bush signed the USA PATRIOT Act of 2001 (the “PATRIOT Act”). The PATRIOT Act, among other things, is intended to strengthen the ability of U.S. law enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress made permanent all but two of the provisions that had been set to expire and provided that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, expire in 2015. These provisions have not materially affected our operations.

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

Under the Dodd-Frank Act, beginning in 2013, LSB Financial was required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments made in connection with mergers or acquisitions. At the Annual Meeting held in April 2013, at the first such “say-on-pay” vote, the shareholders approved the compensation paid to the Company’s executive officers. This vote, and all others like it, will be non-binding and advisory. Also beginning in 2013, LSB Financial must permit shareholders to determine on an advisory basis at least once every six years whether such votes should be held every one, two, or three years. At the Annual Meeting, a majority of the shareholders followed the recommendation of the Board of Directors and voted in favor of holding future say-on-pay votes on an annual basis. The next vote on the frequency of future say-on-pay votes is to be held no later than the Company’s 2019 Annual Meeting of Shareholders.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) became law. The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Exchange Act.

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

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management. As a small reporting company, LSB Financial is not subject to the additional obligation to have an auditor attestation to the effectiveness of its controls included in its annual report.

Although LSB Financial will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on LSB Financial’s results of operations or financial condition.

Mortgage Reform and Anti-Predatory Lending. Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

Financial System Reform-The Dodd-Frank Act and the CFPB. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changed the regulation of financial institutions and the financial services industry. Many of its provisions went into effect on July 21, 2011, the one-year anniversary. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as LSB Financial, are regulated. Among other things, these provisions abolished the OTS and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by large banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practice in connection with the offering of consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. Moreover, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including minimum standards for the origination of residential mortgages. The CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. LSB Financial’s management is currently assessing the impact of these requirements on its mortgage lending business.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act and the CFPB, is unpredictable at this time. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act and the CFPB on the financial services industry in general, and the Company in particular, remains uncertain.

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

A portion of our allowance for loan losses which is presented on the balance sheets and included in retained earnings without tax effect, may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder, including distributions on redemption, dissolution or liquidation, or for any other purpose except to absorb bad debt losses. As of December 31, 2013, the portion of our reserves subject to this treatment for tax purposes totaled approximately $1.9 million. We file consolidated federal income tax returns with our subsidiaries on a calendar year basis using the accrual method of accounting. We have not been audited by the IRS during the last five fiscal years.

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

Employees

At December 31, 2013, we had a total of 93 employees, including three part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business at our main office and four other locations in Lafayette and West Lafayette, Indiana. We own our main office and three branch offices. The fourth branch office is leased with the term of the lease expiring in 2014. We have purchased property and are constructing a new branch which will replace the leased branch in mid-2014. The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2013 was approximately $6.0 million. We have also purchased an office building adjacent to the main office location as our growth rate has required space for additional personnel. The ground floor of this building has been renovated to provide an easily accessible location for our residential loan production area.

We maintain an on-line database of depositor and borrower customer information. The net book value of our data processing, computer equipment and software at December 31, 2013 was $513,000.

Item 3. Legal Proceedings

In 2010, LSB Financial entered into a Memorandum of Understanding (the “MOU”) with the OTS under which LSB Financial agreed to take a number of actions to address concerns identified by the OTS in connection with its 2010 examination of the Bank. As a result of the Dodd-Frank Act, the Federal Reserve assumed responsibility for the MOU. By letter dated February 26, 2014, the Federal Reserve notified the Company that the MOU was terminated. However, at that time, the Federal Reserve advised the Company that its Board of Directors will be required to adopt resolutions confirming the Company’s commitment to continue to obtain written approval from the Federal Reserve prior to declaring dividends, increasing debt or redeeming Company common stock. The Company’s Board of Directors intends to take action with respect to these resolutions at its Board meeting to be held on March 17, 2014.

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

Randolph F. Williams (age 65). Mr. Williams is President and Chief Executive Officer of LSB Financial and its wholly-owned subsidiary, Lafayette Savings. Mr. Williams was appointed to the Board of Directors of LSB Financial in September 2001. He was appointed President of LSB Financial in September 2001 and Chief Executive Officer in January 2002. Mr. Williams served as President and Chief Operating Officer of Delaware Place Bank in Chicago, Illinois from 1996 until joining LSB Financial. Mr. Williams has over 25 years of banking-related experience.

Mary Jo David (age 64). Ms. David is Senior Vice President, Chief Financial Officer and Secretary of LSB Financial and Lafayette Savings. She has held these positions with the Company since its formation in 1994 and with Lafayette Savings since 1992 and was elected a Director of LSB Financial and Lafayette Savings in 1999.

Todd C. Van Sickel (age 54). Mr. Van Sickel is Vice President-Director of Operations of Lafayette Savings. He has served in that position since joining the Company in 2003. Mr. Van Sickel served as Senior Vice President of First National Bank and Trust in Kokomo, Indiana from 1988 until joining Lafayette Savings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           We have not sold any equity securities during the period covered by this report that were not registered under the Securities Act of 1933. As of February 21, 2014, there were approximately 852 holders of record of LSB Financial Common Stock and 1,566,104 shares of issued and outstanding common stock. LSB Financial’s stock is quoted on the Nasdaq Global Market under the symbol “LSBI.”

The following table sets forth, for the periods shown, the high and low sale price of the common stock and cash dividends per share declared. All amounts have been adjusted to reflect stock dividends and stock splits declared by the Company to date. The last stock dividend was declared in 2006.

Quarter Ended	High	Low	Cash Dividends Declared

March 31, 2012	$19.05	$13.50	$0.00
June 30, 2012	19.00	16.96	0.00
September 30, 2012	18.75	17.80	0.00
December 31, 2012	21.19	17.95	0.05
March 31, 2013	23.38	19.70	0.05
June 30, 2013	22.70	20.44	0.05
September 30, 2013	28.49	22.66	0.07
December 31, 2013	30.00	27.00	0.07

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. As a savings association that is a subsidiary of a holding company, the Bank may pay dividends with prior notice to the Federal Reserve, with a copy to the OCC, in an amount that does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less dividends previously paid). This is permitted provided the savings association has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well-capitalized following the proposed distribution.

With respect to LSB Financial, since it has no independent operation or other subsidiaries to generate income, its ability to pay cash dividends to its shareholders directly depends upon the ability of the Bank to pay dividends to it. LSB Financial’s ability to declare dividends is also subject to Indiana law, which prohibits a corporation from paying dividends if, after giving effect to payment of the dividends, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any. Further, the Memorandum of Understanding imposed restrictions on LSB Financial’s ability to pay dividends, but the Federal Reserve notified the Company by letter dated February 26, 2014, that the Memorandum of Understanding was terminated. The Federal Reserve advised the Company at that time, however, that its Board of Directors should adopt resolutions confirming the Company’s commitment to continue to seek prior Federal Reserve approval before declaring dividends, among other things. Additional restrictions on dividend payments are described in Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

In addition, the “Equity Compensation Plan Information” contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

(b)           We have no information to furnish pursuant to Rule 463 of the Securities Act of 1933 and Item 701(f) of Regulation S-K.

(c)           The following table sets forth the number and price paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(2)
October 1 – October 31, 2013	---	---	---	52,817
November 1 – November 30, 2013	---	---	---	52,817
December 1 – December 31, 2013	---	---	---	52,817
Total	---	---	---	52,817

(1)	There were no shares repurchased other than through a publicly announced plan or program.
(2)	We have in place a program, announced February 6, 2007, to repurchase up to 100,000 shares of our common stock.

Item 6. Selected Financial Data

The selected financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Selected Financial Condition Data:
Total assets	$367,581	$364,610	$364,290	$371,847	$371,050
Loans receivable, including loans held for sale, net	255,360	281,620	305,630	323,075	321,163
Securities available-for-sale	64,448	29,744	13,845	11,805	11,345
Short-term investments	2,237	5,778	3,156	2,980	4,817
Deposits	314,620	308,637	308,433	311,458	277,866
Total borrowings	10,000	15,000	18,000	22,500	57,000
Shareholders’ equity	40,727	38,955	36,174	35,577	33,884

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except Share Data)
Selected Operations Data:
Total interest income	$13,771	$15,720	$17,594	$18,895	$19,659
Total interest expense	2,363	3,225	4,189	6,115	9,335
Net interest income	11,408	12,495	13,405	12,780	10,324
Provision for loan losses	650	2,100	5,361	2,759	3,197
Net interest income after provision for loan losses	10,758	10,395	8,044	10,021	7,127
Deposit account service charges	1,204	1,338	1,397	1,522	1,525
Gain on sale of mortgage loans	1,338	2,489	1,080	1,019	1,386
Gain on sale of securities	---	---	54	---	---
Loss on real estate owned	(53)	(97)	(700)	(441)	(183)
Other non-interest income	1,402	1,036	1,077	980	1,059
Total non-interest income	3,891	4,766	2,908	3,080	3,787
Total non-interest expense	10,655	10,970	10,259	9,932	10,503
Income before taxes	3,994	4,191	693	3,169	411
Income taxes (credits)	1,456	1,532	154	1,052	(49)
Net income	$2,538	$2,659	$539	$2,117	$460
Earnings per share	$1.63	$1.71	$0.35	$1.36	$0.30
Earnings per share, assuming dilution	1.62	1.70	0.35	1.36	0.30
Dividends paid per share	0.24	0.05	0.00	0.25	0.50

	December 31,
	2013		2012		2011		2010		2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.70%		0.73%		0.15%		0.56%		0.12%
Return on equity (ratio of net income to average equity)	6.37		7.07		1.48		6.09		1.34
Average interest rate spread during period	3.31		3.88		3.99		3.65		2.82
Net interest margin(1)	3.36		3.87		4.02		3.68		2.94
Operating expense to average total assets	2.95		3.01		2.82		2.62		2.81
Average interest-earning assets to average interest-bearing liabilities	1.07	x	0.99	x	1.02	x	1.02	x	1.04	x

Quality Ratios:
Non-performing assets to total assets at end of period	0.70%		1.84%		3.79%		5.18%		3.91%
Allowance for loan losses to non-performing loans	246.81		91.56		44.21		29.53		29.65
Allowance for loan losses to loans receivable	2.43		2.06		1.73		1.64		1.16

Capital Ratios:
Shareholders’ equity to total assets at end of period	11.08		10.68		9.93		9.56		9.13
Average shareholders’ equity to average total assets	11.05		10.32		9.99		9.18		9.17
Dividend payout ratio	14.74		2.93		0.00		18.38		168.48

Other Data:
Number of full-service offices	5		5		5		5		5

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

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and ended 2013 at 5.4% compared to 6.9% for Indiana and 6.7% nationally. The local housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings. As of the most recent third quarter results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area (“MSA”) was a 1.00% increase with the one-year change a 1.02% increase. For the third quarter of 2013, the most recent report available, housing prices in the MSA increased 0.67%. Existing home sales increased 13% in Tippecanoe County in 2013, while the average price of a home sold in 2013 was 1% higher than in 2012. New home starts decreased to 457 in 2013 from 496 in 2012.

The area’s diversity did not make us immune to the ongoing effects of the recession; however, growth continues, although not at the same rate as before the recession. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2013 are expected to total over $1 billion compared to $605 million in 2012 and $444 million in 2011. Purdue, the area’s largest employer, announced enrollment of almost 39,000 in the fall 2013 semester.

Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, recently announced addition of more production capacity for a new model to be built there. They expect to hire 900 additional employees by 2016. Wabash National, the area’s second largest industrial employer, continues to secure contracts to maintain its production level. Nanshan America began operating its new aluminum extrusion plant in Lafayette in 2012 and expects to employ 200 people. Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014 and employ 75 people. While the developments noted above lead us to believe the most serious problems are behind us as increased hiring and new industry moving to town have continued, we expect the recovery to be long term.

We have seen progress in our problem loans as more borrowers who had fallen behind on their loan payments are qualifying for troubled debt restructures, or have resumed payments or, less often, we have acquired control of their properties. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In 2013, we acquired one property through foreclosure. We sold two OREO properties in 2013.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. In 2013, total deposits remained fairly flat, increasing by only $6.0 million, from $308.6 million to $314.6 million. This increase consisted of a $17.4 million increase in our core deposits offset by an $11.4 million decrease in our higher rate time accounts. The movement was primarily because of depositors’ preference for having immediate access to their accounts if needed. Our reliance on brokered funds as a percentage of total deposits decreased slightly in 2013 from 4.44% of deposits to 4.35% with the actual dollar amount unchanged at $13.7 million. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolio and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve. The Federal Reserve has held short-term rates at almost zero for the last four years while long-term rates have stayed in the 3.0% range. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step and in fact our net interest margin increased to a record high of 4.12% before falling to 3.36% at year end. The decrease was generally due to the continued decline in loan rates while deposit rates have started to level out. Our expectation for 2014 is that deposit rates will remain at these low levels as the Federal Reserve continues to focus on strengthening the economy. Overall loan rates are expected to remain low.

Rate changes can typically be expected to have an impact on interest income. Because the Federal Reserve has stated it intends to keep rates low, we expect to see little change in the money supply or market rates in 2014. Low rates generally increase borrower preference for fixed rate products which we typically sell on the secondary market. Some existing adjustable rate loans can be expected to reprice to lower rates which could be expected to have a negative impact on our interest income, although many of our loans have already reached their interest rate floors. While we would expect to sell the majority of our fixed rate loans on the secondary market, we expect to book some higher quality loans to replace runoff in the portfolio. Although new loans put on the books in 2013 will be at comparatively low rates we expect they will provide a return above any other opportunities for investment.

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

2013 Summary

Our strategy in 2013 was to focus on improving credit quality by enhancing credit analysis, working to manage non-performing loans and dispose of other real estate owned (OREO), control the cost of funds and other expenses, and focus on growth in other income. New lending was focused on selectively extending credit to stronger borrowers to improve credit quality and on increasing our secondary market lending, including VA and FHA lending to qualified borrowers. Our credit department is fully staffed with a department manager experienced in credit analysis and debt restructuring, an experienced credit analyst and two collectors.

Although the local economy fared somewhat better in 2013, the opportunity for loan production was generally lower than expected despite low market interest rates. Local unit residential real estate sales in 2013 increased from 2012, from 1,922 properties to 1,829 through September 2013, and building permits for single family homes were up slightly. Commercial real estate activity was more often due to existing properties changing hands or being refinanced rather than new projects being started. New commercial building activity was minimal. Our residential loan originators originated and sold $45.3 million of residential loans on the secondary market for a gain of $1.3 million. In 2013, we sold $347,000 of OREO properties, consisting of 2 properties.

In 2013 we allocated $650,000 to loan loss reserves. The allocation generally covered the charge off of $244,000 of loans where we no longer expected payment, and $273,000 to charge down the balance on loans to be restructured. We had recoveries of $315,000 in 2013 and added $162,000 of foreclosed properties to OREO. At December 31, 2013, our allowance for loan losses to total loans was 2.43%, compared to 2.06% at December 2012. Our non-performing loans decreased from $6.4 million at December 31, 2012 to $2.6 million at December 31, 2013, including $1.2 million of loans that were less than 90 days past due but must remain as non-performing loans until they show they can continue to perform, typically by paying as agreed for six months. At December 31, 2013, our allowance for loan losses compared to non-performing loans was 246.81% compared to 91.57% at December 31, 2012. Non-performing loans compared to total loans decreased from 2.29% at December 31, 2012 to 1.01% at December 31, 2013. Despite improvements in our loan quality, the slow economic recovery has had a noticeable effect on debt service coverage, which can be seen in the increase in Watch loans from $13.1 million at December 2012 to $22.4 million at December 2013 as we have added several new relationships, including loans on various rental properties. The rental situation is generally improving as more people are interested in renting than owning. However, the possibility of problems while these markets stabilize warrants monitoring. Our OREO properties at December 31, 2013 were $18,000 compared to $256,000 at December 31, 2012. In 2013, we wrote off losses of $53,000 on the sale of OREO properties generally due to the lack of interest in the properties at the time of sale compared to $97,000 in 2012. We believe our allowance for loan losses to be adequate to absorb estimated incurred losses inherent in our loan portfolio. While we continue to seek to lower our delinquencies, based on our analysis we believe we have sufficient reserves to cover incurred losses.

The continuing upward slope of the yield curve in 2013 had the expected effect of decreasing interest rate margins as the average deposit rates had already reached very low levels. While loans tied to prime remained at low rates and other repricing variable rate loans repriced to lower rates resulting in a 34 basis point decrease in the yield on loans, deposit rates in 2013 only decreased by 24 basis points. This was due to both the decrease in deposit rates and the fact that much of the movement of deposits from higher rate time accounts to lower rate demand and savings accounts had occurred earlier. However, our percentage of interest earning assets to interest bearing liabilities increased to 1.07% over the year as more cash was moved into interest earning assets, typically investments and interest earning deposit accounts.

Other non-interest income, excluding the gain on sale of loans and the loss on the sale of OREO, increased by $233,000 from December 31, 2012 to December 31, 2013. This was generally attributable to a $327,000 increase in Other Income due to a $147,000 increase in income from our wealth management department on the sale of non-bank investment products, a $142,000 increase in mortgage loan servicing fees due to the increase in the volume of loans serviced, a $40,000 increase in debit card fees due to increased volume, offset by a $134,000 decrease in deposit account fees due primarily to changes in our fee structure as a result of changes mandated by the Dodd-Frank Act.

The results of our loan and deposit activity in 2013 are illustrated in the Selected Financial Condition Data on page 35 and include:

•	Residential mortgage loans (including loans held for sale) decreased by 1.9% from $100.6 million to $98.7 million.

•
All other real estate loans, net, including multi-family, land, land development, construction and commercial real estate loans decreased 13.9% from $159.4 million to $137.2 million net of undisbursed loans.

•	Commercial business lending decreased 13.8% from $13.3 million to $11.5 million.

•	At December 31, 2013, 72.9% of our gross loan portfolio had adjustable interest rates.

•
Total deposit accounts increased 1.9% from $308.6 million at December 31, 2012 to $314.6 million at December 31, 2013, with core deposits increasing 10.4% from $167.7 million to $185.1 million over the same period.

2014 Overview

We expect to see continued slow growth in our residential loan portfolio through 2014 with interest rates generally staying at or near historically low levels, at least through the first part of the year. While we expect to see good volume in residential mortgage loan refinance activity as long as loan rates stay at this level, especially with the opening of our new residential mortgage center on the newly renovated first floor of the LSB Building, we intend to originate most of these loans for sale on the secondary market when borrowers choose long-term fixed rate terms, while keeping some of our shorter-term fixed rate loans and adjustable rate loans in our portfolio. We expect to have the opportunity to consider some new commercial loans but will continue to evaluate them with an eye to credit quality. However, portfolio loan growth overall is expected to be modest. Money from repayment and prepayment of loans that is not immediately used for new lending opportunities will be used to purchase readily marketable investment securities to bring in a return on investment.

Because of the improvement in our loan quality, operating results will be less affected by the disposition of non-performing loans and of properties in foreclosure or held in other real estate owned. We expect to see the loss of interest income on non-performing assets and non-interest expenses incurred in obtaining, marketing and disposing of the properties in 2014 as we made significant progress in addressing these problems in 2013. Our allowance for loan losses to non-performing loans ended the year at 246.81% and the allowance for loan losses to total loans was 2.43%, both significantly improved. Despite improvements in our loan quality, the slow economic recovery has had a noticeable effect on debt service coverage which can be seen in the increase in Watch loans from $13.1 million at December 2012 to $22.4 million at December 2013 as we have added several new relationships, including loans on various rental properties. The rental situation is generally improving as more people are interested in renting than owning. However, the possibility of problems while these markets stabilize warrants monitoring. We continue to work proactively with troubled borrowers while their situation is still salvageable. We monitor these and all other loans in our portfolio carefully and perform specific impairment analyses on any loans over 90 days delinquent. Based on our analysis, we believe that our current loan loss reserve is sufficient to cover estimated incurred losses. In the event that loan growth is not as strong as expected, we will invest in securities that are readily marketable if needed.

We intend to continue to follow a strategy in 2014 that includes (1) maintaining a strong capital position, (2) managing our vulnerability to changes in interest rates by emphasizing adjustable rate and/or shorter-term loans, (3) optimizing our net interest margin by supplementing our traditional mortgage lending with prudent multi-family and commercial real estate, consumer and construction loans when feasible, (4) working to originate and sell residential mortgage loans in the secondary market for a fee, including FHA and VA loans, to access a market not previously available to us, and (5) funding our growth by using primarily local deposits but using brokered deposits and FHLB advances should loan growth warrant it.

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

Impact of Recent and Future Legislation, Including New Capital Requirements. During the last five years, Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market, and the overall regulation of financial institutions and the financial system. See Part I, Item 1 – Regulation and Supervision for a description of recent legislation and regulatory actions, including the adoption of final rules that establish new risk-based capital and leverage ratios to which we will be subject as they are phased in from 2015 to 2019. There can be no assurance regarding the specific impact that such measures may have on us and no assurance whether or to what extent we will be able to benefit from such programs.

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

•
We may be required to pay higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation (FDIC) and reduced the ratio of reserves to insured deposits.

Future Reduction in Liquidity in the Banking System. The Federal Reserve Bank has been injecting vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. However, the Federal Reserve has recently announced that it will begin cutting back and reducing its bond-buying program during 2014. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Company or reducing the availability of funds to the Company to finance its existing operations.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2013, included in this Annual Report on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

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

Financial Condition at December 31, 2013 compared to December 31, 2012

SELECTED FINANCIAL CONDITION DATA
(Dollars in Thousands)

	December 31,	December 31,	$	%
	2013	2012	Difference	Difference

Total assets	$367,581	$364,610	$2,971	0.81%

Loans receivable, including loans held for sale, net	255,360	281,620	(26,260)	(9.32)
1-4 family residential mortgage loans	98,719	100,579	(1,860)	(1.85)
Home equity lines of credit	16,050	16,421	(371)	(2.26)
Other real estate loans net undisbursed portion of loans	137,213	159,367	(22,154)	(13.90)
Commercial business loans	11,461	13,290	(1,829)	(13.76)
Consumer loans	1,160	1,131	29	2.56
Loans sold	45,272	84,144	(38,872)	(46.20)

Non-performing loans	1,384	2,907	(1,523)	(52.39)
Loans less than 90 days past due, not accruing	1,188	3,536	(2,348)	(66.40)
Other real estate owned	18	256	(238)	(92.47)
Non-performing assets	2,590	6,699	(4,109)	(61.34)

Available-for-sale securities	62,705	28,004	34,701	123.91
Short-term investments	2,237	5,778	(3,541)	(61.28)

Deposits	314,620	308,637	5,983	1.94
Core deposits	185,106	167,704	17,402	10.38
Time accounts	129,514	140,933	(11,419)	(8.10)
Brokered deposits	13,690	13,690	---	---

FHLB advances	10,000	15,000	(5,000)	(33.33)
Shareholders’ equity (net)	40,727	38,955	1,772	4.55

As shown in the table above, the net balance in our loan portfolio decreased by $26.3 million from December 31, 2012 to December 31, 2013. Loans decreased primarily due to a $22.2 million decrease in non-residential loans largely the result of continuing uncertainty in the market making people wary of initiating projects. The same uncertainty affected commercial business loans which decreased $1.8 million. With the increase in longer term loan rates, we have seen a reduction in the number of residential borrowers taking advantage of low market interest rates and refinancing to primarily fixed rate loans which we typically sell on the secondary market. We sold $45.3 million of residential loans in 2013 compared to $84.1 million in 2012. These loans are sold based on asset/liability considerations and to increase income from the gain on sale of loans. There was also a slight decrease in home equity loans due primarily to the low volume of new loan activity combined with the paydown or chargeoff of existing loans.

The $34.7 million increase in our available-for-sale securities was primarily due to a desire to get a return on investments in light of slow loan demand and to have investments available to use for liquidity purposes. The balance in short term investments will be moved to investment securities as opportunities arise. Due to low returns on these investments we try to keep the balances at the minimal amount needed to meet cash flow needs.

Deposit balances increased by about $6.0 million. Because we have minimal loan demand we are not aggressively working to generate deposits, however, we have worked to attract depositors to our core deposit accounts rather than into higher rate time deposits. Part of our success in this endeavor is because of a desire on the part of depositors not to lock up their funds for longer periods in uncertain times. In 2013, we reduced time deposits by $11.4 million and increased core deposits by $17.4 million. We are generally letting brokered funds roll off as they mature.

We utilize advances available through the FHLB as needed to provide additional funding for loan growth as well as for asset/liability management purposes. At December 31, 2013, we had $10.0 million in FHLB advances outstanding compared to $15.0 million at December 31, 2012. Based on the collateral we currently have listed under a blanket collateral arrangement with the FHLB, we could borrow up to $52.5 million in additional advances. We have other collateral available if needed. These advances are generally available on the same day as requested and allow us the flexibility of keeping our daily cash levels tighter than might otherwise be prudent.

Non-performing assets, which include non-accruing loans, accruing loans 90 days past due and foreclosed assets, decreased from $6.7 million at December 31, 2012 to $2.6 million at December 31, 2013. Non-performing loans at December 31, 2013 consisted of $2.3 million of loans on residential real estate and $248,000 on land or commercial real estate loans. Foreclosed assets consisted of an $18,000 commercial real estate property. At December 31, 2013, our allowance for loan losses equaled 2.43% of total loans compared to 2.06% at December 31, 2012. The allowance for loan losses at December 31, 2013 totaled 245.10% of non-performing assets compared to 88.07% at December 31, 2012, and 246.81% of non-performing loans at December 31, 2013 compared to 91.57% at December 31, 2012. Our non-performing assets equaled 1.84% of total assets at December 31, 2012 compared to 0.70% at December 31, 2013. The decrease in non-performing loans is due to $2.7 million of loans being upgraded as they are performing as agreed and expected to fulfill the terms of their loans, $1.9 million of properties sold in short sales where the Bank agreed to take a lesser amount for the loan, $205,000 taken into OREO, $160,000 of loans being charged down or charged off by the Bank, $142,000 from loans paid off or paid down by borrowers, offset by $537,000 of loans added to non-accrual during the year.

When a non-performing loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property. An adjustment to loan loss reserves is made at that time for any anticipated losses. This analysis is reviewed and updated quarterly thereafter. It may take several months or up to two years to move a foreclosed property through the system to the point where we can obtain title to and dispose of it. We attempt to acquire properties through deeds-in-lieu of foreclosure if there are no other liens on the properties. In 2013, we acquired 2 properties through foreclosure. In 2012, we acquired 5 properties through deeds-in-lieu of foreclosure and 5 properties through foreclosure. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased $1.8 million, or 4.55%, during 2013 primarily as a result of net income of $2.5 million offset by the payment of $375,000 of dividends to shareholders. Shareholders’ equity to total assets was 11.08% at December 31, 2013 compared to 10.68% at December 31, 2012.

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

	2013				2012
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
				(Dollars in Thousands)
Assets
Interest-earning assets
Loans receivable(1)	$265,667		$12,914	4.86%	$291,590		$15,162	5.20%
Mortgage-backed securities	10,956		238	2.17	6,749		175	2.59
Other investments	59,798		508	0.85	21,244		283	1.33
FHLB stock	3,185		111	3.49	3,185		100	3.14
Total interest-earning assets	339,607		13,771	4.05	322,768		15,720	4.87
Non-interest earning assets	21,241				41,576
Total assets	$360,847				$364,344
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings deposits	$30,561		18	0.06	$27,890		20	0.07
Demand and NOW deposits	141,575		293	0.21	131,101		420	0.32
Time deposits	135,734		1,794	1.32	148,445		2,399	1.62
Borrowings	10,833		258	2.38	17,000		386	2.27
Total interest-bearing liabilities	318,704		2,363	0.74	324,436		3,225	0.99
Other liabilities	2,280				2,309
Total liabilities	320,984				326,745
Shareholders’ equity	39,863				37,599
Total liabilities and shareholders’ equity	$360,847				$364,344
Net interest income			$11,408				$12,495
Net interest rate spread				3.31%				3.88%
Net earning assets	$20,903				$(1,668)
Net yield on average interest-earning assets				3.36%				3.87%
Average interest-earning assets to average interest-bearing liabilities	1.07	x			0.99	x
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

	2013 vs. 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(1,297)	$(951)	$(2,248)
Mortgage-backed securities	95	(32)	63
Other investments	358	(133)	225
FHLB stock	---	11	11
Total interest-earning assets	$(844)	$(1,105)	$(1,949)

Interest-bearing liabilities:
Savings deposits	$2	$(4)	$(2)
Demand deposits and NOW accounts	31	(158)	(127)
Time deposits	(193)	(412)	(605)
Borrowings	(146)	18	(128)
Total interest-bearing liabilities	$(306)	$(556)	$(862)

Net interest income			$(1,087)

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012.

General. Net income for the year ended December 31, 2013 was $2.5 million, a decrease of $121,000 or 4.6%, from net income of $2.7 million for the year ended December 31, 2012. The primary reason for the decrease was a $1.1 million decrease in non-interest income and an $875,000 decrease in net interest income partially offset by a $1.5 million decrease in the provision for loan losses, as well as a $316,000 decrease in non-interest expenses and a $76,000 decrease in taxes on income.

Our return on average assets was 0.70% for the year ended 2013, compared to 0.73% for the year ended 2012. Return on average equity was 6.37% for the year ended 2013, compared to 7.07% for 2012. We paid cash dividends on common stock during 2013 totaling $375,000, or $0.24 per share, representing a dividend payout ratio (dividends declared per share divided by diluted net income per share) of approximately 14.7% compared to $77,000, or $0.05 per share, in 2012 for a dividend payout ratio of approximately 2.9%.

Net Interest Income. Net interest income for the year ended December 31, 2013 decreased $1.1 million from the same period in 2012. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.87% at December 31, 2012 to 3.36% at December 31, 2013. The largest factor in the decrease in net interest income was the decrease in the average rate on interest-earning assets, particularly loans, with the average rate on interest-earning assets decreasing 82 basis points from 4.87% in 2012 to 4.05% in 2013. The balance of average interest-earning assets increased over the period from $322.8 million in 2012 to $339.6 million in 2013, although most of the increase was in lower rate investment securities and interest-earning deposits which increased $42.8 million offset by a $25.9 million decrease in average loan balances. The average rate on deposits and FHLB advances decreased from 0.99% in 2012 to 0.74% in 2013 caused primarily by reductions in short-term interest rates due to cuts by the Federal Reserve. Separating deposits from FHLB advances, the rate on deposits decreased from 0.92% in 2012 to 0.68% in 2013. The rate on advances increased from 2.27% in 2012 to 2.38% in 2013 due to the maturity of a low rate advance late in 2012. Overall, the average rate on loans and investments decreased by 82 basis points while the average rate paid on advances and deposits decreased by only 25 basis points.

Interest income on loans decreased $2.2 million for the year ended December 31, 2013 compared to a decrease of $2.0 million for the year ended December 31, 2012 primarily because of lower average loan volume but also due to lower interest rates. The average balance of loans held in our portfolio decreased by $25.9 million from $291.6 million in 2012 to $265.7 million in 2013.The average yield on loans decreased from 5.20% for the year ended December 31, 2012 to 4.86% for the year ended December 31, 2013.

Interest income on investments increased $299,000 taking into account an increase of $11,000 in dividends on FHLB stock for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in interest on investments and FHLB stock was primarily due to a $42.7 million increase in the average balance of investments from $31.2 million in 2012 to $73.9 million in 2013 partially offset by a 63 basis point decrease in the average rates on investments from 1.79% in 2012 to 1.16% in 2013 due to the decrease in market rates.

Interest expense for the year ended December 31, 2013 decreased $862,000 from the same period in 2012. This decrease was primarily due to a decrease in the average rate paid on interest-bearing liabilities consisting of deposit accounts and FHLB advances from 0.99% in 2012 to 0.74% in 2013. Average balances of deposits increased slightly from $307.4 million in 2012 to $307.9 million in 2013 while the average balances of FHLB advances decreased from $17.0 million in 2012 to $10.8 million in 2013.

Provision for Loan Losses. The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	December 31,
	2013	2012	2011
	(Dollars in Thousands)
Loans delinquent 30-59 days	$483	$1,176	$2,263
Loans delinquent 60-89 days	388	781	1,006
Total delinquencies	871	1,957	3,269
Accruing loans past due 90 days	---	---	---
Non-accruing loans	2,542	6,443	12,059
Total non-performing loans	2,572	6,443	12,059
OREO	18	256	1,746

Total non-performing assets	$2,590	$6,699	$13,805

The accrual of interest income is discontinued when a loan becomes 90 days and three payments past due. Loans 90 days past due but not yet three payments past due will continue to accrue interest as long as it has been determined that the loan is well secured and the borrower has the capacity to repay.

Troubled debt restructurings and loans that begin to perform after a period of nonperformance are considered non-accruing loans until sufficient time has passed for them to establish a pattern of compliance with the terms of the restructure. There were $1.2 million of loans at December 31, 2013 considered non-accruing in the chart above that are troubled debt restructurings or loans that have begun to perform after a period of nonperformance compared to $3.5 million at December 31, 2012.

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

At December 31, 2013, our largest area of concern was loans on one- to four-family non-owner-occupied rental properties. Of lesser concern are loans on one- to four-family owner-occupied residences, loans on non-residential properties and land loans and non-residential commercial loans. Loans delinquent more than 30 days at December 31, 2013 included $1.7 million of loans on one- to four-family rental properties, $156,000 of land loans, a single non-residential commercial loan of $140,000, a single $111,000 loan on non-residential real estate, a single $84,000 loan on one- to four-family owner-occupied properties, and a single $65,000 loan on a multi-family property. There has been some improvement in the local economy and we are seeing enough improvement in our one- to four-family rental property market to warrant restructuring a number of those relationships. However, we are working to decrease our concentrations in that sector especially in non-campus housing.

We recorded a $650,000 provision for loan losses during 2013 as a result of our analyses of our current loan portfolios, compared to $2.1 million during 2012. The provisions were necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses inherent and incurred in the loan portfolio. During the year 2013, we charged $517,000 against loan loss reserves on 14 loans, either written off, written down to fair value or taken into other real estate owned, including a group of loans to a single borrower. We expect to obtain possession of more properties in 2014 that are currently in the process of foreclosure. The final disposition of these properties may be expected to result in a loss in some cases. The $6.3 million reserve for loan losses in 2013 was considered adequate to cover further charge-offs based on our evaluation and our loan mix.

Our loan portfolio does not contain option ARM products, interest only loans, or loans with initial teaser rates. While we occasionally make loans to borrowers with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan. We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for a particular property type. We currently have $10.6 million of mortgage loans that are not one- to four-family loans that qualify as high loan-to-value. We typically make these loans only to well-qualified borrowers and none of these loans are delinquent. We also have $5.4 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines. None of these loans is currently over 30 days past due. Our total high loan-to-value loans at December 31, 2013 were at 36% of capital, well under regulatory guidelines of 100% of capital. We have $16.4 million of home equity lines of credit of which none are delinquent more than 30 days.

At December 31, 2013, non-performing assets, consisting of non-performing loans, accruing loans 90 days or more delinquent, loans less than 90 days past due still on non-accrual, and other real estate owned, totaled $2.6 million compared to $6.7 million at December 31, 2012. In addition to our non-performing assets, we identified $3.8 million in other loans of concern where information about possible credit problems of the borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At December 31, 2013, we believe that our allowance for loan losses was adequate to absorb estimated losses inherent in our loan portfolio. Our allowance for losses equaled 2.43% of net loans receivable and 246.81% of non-performing loans at December 31, 2013, compared to 2.06% and 91.57% at December 31, 2012, respectively. Our non-performing assets equaled 0.70% of total assets at December 31, 2013 compared to 1.84% at December 31, 2012. We had only $18,000 of OREO properties at December 31, 2013. The increase in reserves is deemed prudent until the rental market stabilizes at a level that can provide landlords with rents adequate to cover their costs and the local economy returns to full strength.

Non-Interest Income. Non-interest income for the year ended December 31, 2013 decreased by $875,000, or 18.36%, compared to the same period in 2012. The decrease was primarily due to a $1.2 million decrease in the gain on sale of loans due to a lower volume of loans sold, from $84.1 million in 2012 to $45.3 million in 2013, as well as a $134,000 decrease in deposit account fees due primarily to changes in our fee structure as a result of changes mandated by the Dodd-Frank Act. These decreases were partially offset by a $327,000 increase in other non-interest income, including, a $147,000 increase in income from our wealth management department on the sale of non-bank investment products, a $142,000 increase in mortgage loan servicing fees due to the increase in the volume of loans serviced, and a $40,000 increase in debit card fees due to increased use, as well as an improvement in the loss recognized on the sale of OREO properties from a $97,000 loss in 2012 to a $53,000 loss in 2013.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2013 decreased $315,000 over the same period in 2012. The decrease was primarily due to a $372,000 decrease in salaries and benefits from lower loan origination activity by commission-based loan originators and a decrease in the number of employees from 96 in 2012 to 93 in 2013. In addition, there was a $128,000 decrease in other expenses including a $131,000 decrease in expenses related to acquiring, maintaining and disposing of foreclosed and OREO properties because of the decrease in the number of these properties, offset by a $93,000 increase in legal fees due primarily to the cost of an extended lawsuit over construction loan disbursements and change orders. We also experienced a decrease in accounting fees because no additional regulatory reporting was required in 2013. These decreases in expenses were offset by a $118,000 increase in occupancy costs (primarily due to increased maintenance and janitorial costs of $81,000 from weather-related maintenance and to the acquisition of an additional property) and to a $21,000 increase in property taxes, a $60,000 increase in advertising costs tied to the introduction of additional mobile banking products and services and a $24,000 increase in ATM fees tied to increased use.

Income Tax Expense. Our income tax provision decreased by $76,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to decreased income.

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

Our primary investing activities are the origination of loans and the purchase of securities. During the year ended December 31, 2013, the Bank originated loans totaling $79.8 million and purchased $11.3 million of mortgage-backed securities. These activities were funded primarily by principal repayments and prepayments on loans and maturities of mortgage-backed securities totaling $62.9 million. The proceeds from the sale of loans totaled $45.3 million for the year ended December 31, 2013. The Bank also purchased $37.9 million of investment securities funded primarily through maturities of investment securities of $1.9 million, through cash and short term investments and loan repayments and prepayments. During the year ended December 31, 2012, the Bank purchased $19.5 million of investment securities funded primarily through sales and maturities of investment securities of $5.3 million.

Because there was a decrease in the balance of loans in our portfolio in 2013, we were less aggressive in acquiring additional deposits, reducing deposit interest rates from an average of 0.92% in 2012 to 0.68% in 2013. Despite the lower rates, deposits increased $6.0 million in 2013. We also allowed $5.0 million of FHLB advances to roll off in 2013. As opportunities for loan growth improve, we intend to use FHLB advances as a source of funding for loans when advantageous interest-rate risk matches can be found.

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

Our current internal policy for liquidity is 5.0% of total assets. Our liquidity ratio at December 31, 2013 was 22.16% as a percentage of total assets which we attribute to depositors aversion to market risk and their preference to the safety of insured deposits.

We anticipate that we will have sufficient funds available to meet current funding commitments. At December 31, 2013 we had outstanding commitments to originate loans and available lines of credit totaling $27.3 million and commitments to provide borrowers the funds needed to complete current construction projects in the amount of $2.5 million. Certificates of deposit that will mature in one year or less at December 31, 2013 totaled $77.7 million. Based on our experience, our certificates of deposit have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although that cannot be assured. An exception to this rule would be the brokered certificates of deposit. Of the certificates maturing in one year or less at December 31, 2013, $3.6 million were brokered deposits which will be leaving the Bank at maturity.

LSB Financial also has a need for, and sources of, liquidity. Liquidity is required to fund our operating expenses and fund stock repurchase programs, as well as for the payment of dividends to shareholders as needed. LSB Financial declared quarterly cash dividends during each quarter of 2013 and the first quarter of 2014 after receiving all required regulatory non-objections to the dividend declarations. At December 31, 2013, LSB Financial had $339,000 in liquid assets on hand.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2013 and December 31, 2012, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2013 and December 31, 2012 are presented in Note 11 to the Consolidated Financial Statements (“Regulatory Matters”) in this Annual Report on 10-K.

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

Quarterly Results of Operations

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
(Dollars in Thousands, Except Share Data)
2013
March	$3,642	$647	$2,995	$400	$653	$0.42	$0.42
June	3,462	596	2,866	225	664	0.43	0.42
September	3,389	575	2,814	25	703	0.45	0.45
December	3,278	545	2,733	---	518	0.33	0.33
	$13,771	$2,363	$11,408	$650	$2,538	$1.63	$1.62

2012
March	$4,194	$910	$3,284	$600	$595	$0.38	$0.38
June	3,950	851	3,099	500	509	0.33	0.33
September	3,901	769	3,132	500	879	0.57	0.56
December	3,675	695	2,980	500	676	0.43	0.43
	$15,720	$3,225	$12,495	$2,100	$2,659	$1.71	$1.70

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

LSB Financial Corp.

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
LSB Financial Corp.
Lafayette, Indiana

We have audited the accompanying consolidated balance sheets of LSB Financial Corp. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years ended December 31, 2013 and 2012.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Financial Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 14, 2014

LSB Financial Corp.
Consolidated Balance Sheets
December 31, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

Assets
	2013	2012

Cash and due from banks	$21,961	$25,643
Short-term investments	2,237	5,778
Cash and cash equivalents	24,198	31,421
Interest bearing time deposits	1,743	1,740
Available-for-sale securities	62,705	28,004
Loans held for sale	657	1,363
Loans, net of allowance for loan losses of $6,348 and $5,900 at December 31, 2013 and 2012, respectively	254,703	280,257
Premises and equipment, net	7,933	7,069
Federal Home Loan Bank stock	3,185	3,185
Bank-owned life insurance	6,745	6,595
Interest receivable and other assets	5,712	4,976
Total assets	$367,581	$364,610

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$314,620	$308,637
Federal Home Loan Bank advances	10,000	15,000
Interest payable and other liabilities	2,234	2,018
Total liabilities	326,854	325,655

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; authorized 7,000,000 shares; issued and outstanding 2013 – 1,564,838 shares, 2012 - 1,555,972 shares	15	15
Additional paid-in capital	11,348	11,121
Retained earnings	29,658	27,495
Accumulated other comprehensive income (loss)	(294)	324
Total stockholders’ equity	40,727	38,955
Total liabilities and stockholders’ equity	$367,581	$364,610

See Notes to Consolidated Financial Statements

LSB Financial Corp.
Consolidated Statements of Income and Comprehensive Income
December 31, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

	2013	2012
Interest and Dividend Income
Loans	$12,914	$15,162
Securities
Taxable	600	352
Tax-exempt	210	162
Other	47	44
Total interest and dividend income	13,771	15,720

Interest Expense
Deposits	2,105	2,839
Borrowings	258	386
Total interest expense	2,363	3,225

Net Interest Income	11,408	12,495

Provision for Loan Losses	650	2,100

Net Interest Income After Provision for Loan Losses	10,758	10,395

Non-interest Income
Deposit account service charges and fees	1,204	1,338
Net gains on loan sales	1,337	2,489
Net loss on other real estate owned	(53)	(97)
Debit card fees	598	558
Brokerage fees	267	119
Other	538	359
Total non-interest income	3,891	4,766

Non-interest Expense
Salaries and employee benefits	5,833	6,205
Net occupancy and equipment expense	1,326	1,208
Computer service	606	618
Advertising	437	377
FDIC Insurance	476	481
ATM	289	265
Professional fees	500	500
Other	1,188	1,316
Total non-interest expense	10,655	10,970

Income Before Income Tax	3,994	4,191

Provision for Income Taxes	1,456	1,532

Net Income	$2,538	$2,659
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(412) and $58 at December 31, 2013 and 2012, respectively	(618)	88

Total comprehensive income	$1,920	$2,747

Basic Earnings Per Share	$1.63	$1.71

Diluted Earnings Per Share	$1.62	$1.70

See Notes to Consolidated Financial Statements

LSB Financial Corp.
Consolidated Statements of Stockholders’ Equity
December 31, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2012	$15	$11,010	$24,913	$236	$36,174
Net income			2,659		2,659
Other comprehensive income				88	88
Stock options exercised (750 shares)		7			7
Tax benefit related to stock options exercised		2			2
Dividends on common stock, $0.05 per share			(77)		(77)
Share-based compensation expense		102			102
Balance, December 31, 2012	15	11,121	27,495	324	38,955

Net income			2,538		2,538
Other comprehensive loss				(618)	(618)
Stock options exercised (8,866 shares)		185			185
Tax benefit related to stock options exercised		3			3
Dividends on common stock, $0.24 per share			(375)		(375)
Share-based compensation expense		39			39
Balance, December 31, 2013	$15	$11,348	$29,658	$(294)	$40,727

See Notes to Consolidated Financial Statements

LSB Financial Corp.
Consolidated Statements of Cash Flows
December 31, 2013 and 2012
(Dollars in Thousands, Except Per Share Data)

	2013	2012
Operating Activities
Net income	$2,538	$2,659
Items not requiring (providing) cash
Depreciation	437	453
Provision for loan losses	650	2,100
Amortization of premiums and discounts on securities	233	155
Deferred income taxes	(227)	(242)
Loss on other real estate owned	53	97
Gain on sale of loans	(1,337)	(2,489)
Loans originated for sale	(43,506)	(80,317)
Proceeds on loans sold	45,272	84,144
Share-based compensation expense	39	102
Changes in
Interest receivable and other assets	(208)	1,377
Interest payable and other liabilities	216	335
Net cash provided by operating activities	4,160	8,374

Investing Activities
Net change in interest-bearing deposits	(3)	(1,740)
Purchases of available-for-sale securities	(37,881)	(19,454)
Proceeds from maturities of available-for-sale securities	1,917	5,282
Net change in loans	24,742	18,797
Proceeds from sale of other real estate owned	347	2,694
Purchase of premises and equipment	(1,301)	(1,376)
Net cash provided by (used in) investing activities	(12,179)	4,203

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	17,402	12,425
Net change in certificates of deposit	(11,419)	(12,221)
Repayment of Federal Home Loan Bank advances	(5,000)	(3,000)
Proceeds from stock options exercised	184	7
Tax benefits related to stock options purchased	3	2
Dividends paid	(374)	(77)
Net cash provided by (used in) financing activities	796	(2,864)

Increase (Decrease) in Cash and Cash Equivalents	(7,223)	9,713

Cash and Cash Equivalents, Beginning of Year	31,421	21,708

Cash and Cash Equivalents, End of Year	$24,198	$31,421

Supplemental Cash Flows Information
Interest paid	$2,369	$3,235
Income taxes paid	2,110	675

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	$277	$419
Loans transferred to other real estate owned	162	1,424

See Notes to Consolidated Financial Statements

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s subsidiary, L.S.B. Service Corporation (“LSBSC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and fair value of servicing rights and financial instruments. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties. A substantial portion of the loan portfolio is secured by single and multi-family residential mortgages.

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by authorities for years before 2010.

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2013 was $2.0 million.

At December 31, 2013, the Company’s interest-bearing cash accounts do not exceed federally insured limits. Additionally, approximately $17.9 million and $1.8 million of cash is held by the Federal Reserve Bank of Chicago and the FHLB of Indianapolis, respectively, which is not federally insured.

Note 3: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale Securities:
December 31, 2013
U.S. Government sponsored agencies	$28,982	$39	$(417)	$28,604
Mortgage-backed securities-Government sponsored entities	16,704	122	(227)	16,599
Corporate bonds	1,050	13	---	1,063
State and political subdivisions	16,465	172	(198)	16,439
	$63,201	$346	$(842)	$62,705
Available-for-sale Securities:
December 31, 2012
U.S. Government sponsored agencies	$10,639	$83	$(13)	$10,709
Mortgage-backed securities-Government sponsored entities	6,989	209	---	7,198
State and political subdivisions	9,840	271	(14)	10,097
	$27,468	$563	$(27)	$28,004

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

The amortized cost and fair value of available-for-sale securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$2,145	$2,148
One to five years	35,808	35,615
Five to ten years	8,544	8,343
After ten years	---	---
	46,497	46,106
Mortgage-backed securities	16,704	16,599
Totals	$63,201	$62,705

The carrying value of securities pledged as collateral was $1.8 million at December 31, 2013, and $2.0 million at December 31, 2012. Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2013 and 2012 was $40.8 million and $5.6 million, which is approximately 65% and 20%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2013 and 2012.

	2013
	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses

U.S. Government sponsored agencies	$21,587	$417	$	---	$	---	$21,587	$417
Mortgage-backed securities-Government sponsored entities	9,781	226		7		1	9,788	227
State and political subdivisions	9,401	198		---		---	9,401	198
Total temporarily impaired securities	$40,769	$841		$7		$1	$40,776	$842

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

	2012
	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses

U.S. Government sponsored agencies	$3,076	$13	$	---	$	---	$3,076	$13
State and political subdivisions	2,541	14		---		---	2,541	14
Total temporarily impaired securities	$5,617	$27	$	---	$	---	$5,617	$27

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Residential Mortgage-backed Securities

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

Categories of loans at December 31 include:

	2013	2012
Real Estate
One-to-four family residential	$98,061	$99,216
Multi-family residential	49,866	62,823
Commercial real estate	72,030	82,430
Construction and land development	15,318	14,113
Commercial	11,461	13,290
Consumer and other	1,160	1,131
Home equity lines of credit	16,050	16,421
Total loans	263,946	289,424

Less
Net deferred loan fees, premiums and discounts	(408)	(469)
Undisbursed portion of loans	(2,487)	(2,798)
Allowance for loan losses	(6,348)	(5,900)
Net loans	$254,703	$280,257

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

Commercial Real Estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans.

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the years ended December 31, 2013 and December 31, 2012 is provided below.

Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2013
2013	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family		Commercial Real Estate	Construction		Land	Consumer and Home Equity		Total
Allowance for losses
Beginning balance	$633	$589	$1,022		$1,055	$2,177		$62	$154		$208	$5,900
Provision charged to expense	(77)	236	225		(33)	278		(24)	(40)		85	650
Losses charged off	32	73	327		---	40		---	10		35	517
Recoveries	125	1	125		1	21		---	42		---	315
Ending balance	$649	$753	$1,045		$1,023	$2,436		$38	$146		$258	$6,348
ALL individually evaluated	$5	$13	$30	$	---	$749	$	---	$1	$	---	$798
ALL collectively evaluated	644	740	1,015		1,023	1,687		38	145		258	5,550
Total ALL	$649	$753	$1,045		$1,023	$2,436		$38	$146		258	$6,348
Loans individually evaluated	$1,250	$921	$2,820		$522	$6,703	$	---	$779		$90	$13,085
Loans collectively evaluated	10,211	51,098	43,222		49,344	65,327		5,446	9,093		$17,120	250,861
Total loans evaluated	$11,461	$52,019	$46,042		$49,866	$72,030		$5,446	$9,872		$17,210	$263,946

Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2012
2012	Commercial		Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land		Consumer and Home Equity		Total
Allowance for losses
Beginning balance		$667	$436	$1,330	$646	$1,788		$64		$264		$136	$5,331
Provision charged to expense		421	213	(246)	667	1,156		(2)		(190)		81	2,100
Losses charged off		485	61	83	259	795		---		16		11	1,710
Recoveries		30	1	21	1	28		---		96		2	179
Ending balance		$633	$589	$1,022	$1,055	$2,177		$62		$154		$208	$5,900
ALL individually evaluated	$	---	$14	27	$24	$253	$	---	$	---	$	---	$318
ALL collectively evaluated		633	575	995	1,031	1,924		62		154		208	5,582
Total ALL		$633	$589	$1,022	$1,055	$2,177		$62		$154		$208	$5,900
Loans individually evaluated		$49	$1,653	$5,917	$2,891	$6,233	$	---		$1,379		$92	$18,214
Loans collectively evaluated		13,241	46,892	44,754	59,932	76,197		8,928		3,806		17,460	271,210
Total loans evaluated		$13,290	$48,545	$50,671	$62,823	$82,430		$8,928		$5,185		$17,552	$289,424

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following tables provide an analysis of loan quality using the above designations, based on property type at December 31, 2013 and December 31, 2012.

	Loan Quality Analysis as of December 31, 2013
Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total

1- Superior	$20	$3,703	$427	$	---	$98	$	---	$139	$1,854	$6,241
2 – Good	1,528	24,965	3,307		1,755	10,784		2,393	1,752	11,419	57,903
3 - Pass Low risk	3,872	16,321	10,896		22,131	16,340		2,806	4,552	3,274	80,192
4 – Pass	3,035	5,088	22,579		19,006	23,604		247	2,239	589	76,387
4W - Watch	860	926	4,518		5,447	12,397		---	85	35	24,268
5 - Special mention	---	274	1,248		1,461	343		---	412	38	3,776
6 - Substandard	2,146	742	3,067		66	8,464		---	693	1	15,179
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 – Loss	---	---	---		---	---		---	---	---	---
Total	$11,461	$52,019	$46,042		$49,866	$72,030		$5,446	$9,872	$17,210	$263,946

	Loan Quality Analysis as of December 31, 2012
Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total

1- Superior	$27	$3,849	$246	$	---	$103	$667	$193	$1,787	$6,872
2 – Good	3,061	20,104	4,299		7,661	10,924	1,123	172	11,311	58,655
3 - Pass Low risk	7,982	16,459	12,625		31,281	31,853	5,383	286	3,374	109,243
4 – Pass	1,689	6,221	24,623		18,010	22,993	1,755	1,387	1,078	77,756
4W - Watch	186	746	2,894		2,954	5,014	---	1,769	---	13,563
5 - Special mention	296	---	2,535		2,139	4,658	---	---	---	9,628
6 - Substandard	49	1,166	3,449		778	6,885	---	1,378	2	13,707
7 - Doubtful	---	---	---		---	---	---	---	---	---
8 – Loss	---	---	---		---	---	---	---	---	---
Total	$13,290	$48,545	$50,671		$62,823	$82,430	$8,928	$5,185	$17,552	$289,424

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

Analyses of past due loans segregated by loan type as of December 31, 2013 and December 31, 2012 are provided below.

	Loan Portfolio Aging Analysis as of December 31, 2013

	30-59 Days		60-89 Days	Over 90 Days		Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing

Commercial	$	---	$140	$	---	$140	$11,321	$11,461	$	---	$	---
Owner occupied 1-4		84	---		---	84	51,935	52,019		553		---
Non-owner occupied 1-4		362	183		1,152	1,697	44,345	46,042		554		---
Multi-family		---	65		---	65	49,801	49,866		65		---
Commercial real estate		---	---		111	111	71,919	72,030		16		---
Construction		---	---		---	---	5,446	5,446		---		---
Land		35	---		121	156	9,716	9,872		---		---
Consumer and home equity		2	---		---	2	17,208	17,210		---		---
Total		$483	$388		$1,384	$2,255	$261,691	$263,946		$1,188	$	---

	Loan Portfolio Aging Analysis as of December 31, 2012

	30-59 Days		60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing

Commercial	$	---	$	---	$49	$49	$13,241	$13,290	$	---	$	---
Owner occupied 1-4		184		406	107	697	47,848	48,545		862		---
Non-owner occupied 1-4		291		216	2,124	2,631	48,040	50,671		543		---
Multi-family		700		78	---	778	62,045	62,823		76		---
Commercial real estate		---		---	487	487	81,943	82,430		815		---
Construction		---		---	---	---	8,928	8,928		---		---
Land		---		79	140	219	4,966	5,185		1,238		---
Consumer and home equity		1		2	---	3	17,549	17,552		2		---
Total		$1,176		$781	$2,907	$4,864	$284,560	$289,424		$3,536	$	---

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement. The following tables present impaired loans and interest recognized on them for the years ended December 31, 2013 and December 31, 2012.

	Impaired Loans as of and for the Year Ended December 31, 2013
	Recorded Balance		Unpaid Principal Balance		Specific Allowance		Average Impaired Loans		Interest Income Recognized
Loans without a specific valuation allowance
Commercial	$	---	$	---	$	---	$	---	$	---
Owner occupied 1-4		793		922		---		1,089		28
Non-owner occupied 1-4		2,543		3,264		---		4,340		241
Multi-family		522		541		---		1,346		101
Commercial real estate		2,452		2,646		---		3,478		310
Construction		---		---		---		---		---
Land		694		959		---		719		---
Consumer and home equity		90		91		---		100		5
Total loans without a specific valuation allowance		7,094		8,423		---		11,072		685

Loans with a specific valuation allowance
Commercial		1,250		1,250		5		313		12
Owner occupied 1-4		128		132		13		128		4
Non-owner occupied 1-4		277		277		30		283		2
Multi-family		---		---		---		---		---
Commercial real estate		4,251		3,769		749		2,952		347
Construction		---		---		---		---		---
Land		85		85		1		71		2
Consumer and home equity		---		---		---		---		---
Total loans with a specific valuation allowance		5,991		5,513		798		3,747		367

Total
Commercial		1,250		1,250		5		313		12
Owner occupied 1-4		921		1,054		13		1,217		32
Non-owner occupied 1-4		2,820		3,541		30		4,623		243
Multi-family		522		541		---		1,346		101
Commercial real estate		6,703		6,415		749		6,430		657
Construction		---		---		---		---		---
Land		779		1,044		1		790		2
Consumer and home equity		90		91		---		100		5
Total impaired loans		$13,085		$13,936		$798		$14,819		$1,052

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table gives a breakdown of non-accruing loans by loan class at December 31, 2013 and December 31, 2012.

	2013		2012

Commercial	$	---	$49
Owner occupied 1-4		553	969
Non-owner occupied 1-4		1,706	2,667
Multi-family		66	76
Commercial real estate		126	1,302
Land		121	1,378
Consumer and home equity		---	2
Total		$2,572	$6,443

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest subsequently received on such loans is accounted for by using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual status.

Loans to related parties at December 31, 2013 totaled $2.6 million. Loans to related parties at December 31, 2012 of $3.1 million were reduced by paydowns of $625,000 and increased by new debt of $18,000.

The following tables present information regarding troubled debt restructurings by class for the years ended December 31, 2013 and 2012.

Troubled Debt Restructurings for Year Ended December 31, 2013
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Type of Modification

Commercial	1	$1,250	$1,250	Term
Owner occupied 1-4	1	38	38	Below market rate
Non-owner occupied 1-4	7	1,519	1,246	A/B loan, payment adjustment, term
Multi-family	1	35	35	Rate
Commercial Real Estate	2	1,274	1,256	Rate, term
Construction	---	---	---
Land	1	95	95	Rate, term
Consumer and home equity	1	29	29	Term

Total	14	$4,240	$3,949

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

No troubled debt restructurings modified in the past 12 months have subsequently defaulted. As of December 31, 2013, borrowers with loans designated as troubled debt restructures and totaling $6.8 million, met the criteria for placement back on accrual status. These criteria are a minimum of six months payment performance under existing or modified terms.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2013	2012

Land	$1,681	$1,681
Buildings and improvements	8,552	7,569
Equipment	3,811	3,493
	14,044	12,743
Less accumulated depreciation	(6,111)	(5,674)
Net premises and equipment	$7,933	$7,069

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $131.1 million and $123.2 million at December 31, 2013 and 2012, respectively.

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

	2013	2012
Mortgage servicing rights
Balance, beginning of year	$983	$962
Additions	277	419
Amortization of servicing rights	(173)	(398)
Balance, end of year	$1,087	$983

	2013	2012
Fair value, beginning of period	$1,184	$983
Fair value, end of period	1,513	1,184

Note 7: Deposits

Deposits at year-end are summarized as follows:

	2013		2012
	Amount	Percent	Amount	Percent

Non-interest-bearing deposits	$33,488	10.64%	$30,879	10.00%
NOW accounts	120,752	38.38	107,859	34.95
Savings accounts	30,866	9.81	28,966	9.39
	185,106	58.83	167,704	54.34
Certificates of deposit
0.00% to 1.99%	94,948	30.18	94,506	30.62
2.00% to 3.99%	33,367	10.61	42,802	13.87
4.00% to 5.99%	1,199	0.38	3,620	1.17
6.00% to 7.99%	---	---	5	---
	129,514	41.17	140,933	45.66
	$314,620	100.00%	$308,637	100.00%

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

At December 31, 2013, scheduled maturities of certificates of deposit are as follows:

2014	$77,716
2015	30,829
2016	9,249
2017	5,805
2018	5,915
$129,514

Time deposits of $100,000 or more, including brokered deposits, were $68.4 million and $69.2 million at December 31, 2013 and 2012, respectively.

Deposits from related parties held by the Company at December 31, 2013 and 2012 totaled $1.7 million and $2.0 million, respectively.

Brokered deposits totaled approximately $13.7 million at both December 31, 2013 and 2012.

Note 8: Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $10.0 million and $15.0 million at December 31, 2013 and 2012, respectively. At December 31, 2013, the advances range in interest rates from 1.84% to 3.13% and are secured by blanket mortgage loan collateral totaling $110 million.

Aggregate annual maturities of the advances at December 31, 2013, are:

2014	$	---
2015		3,000
2016		7,000
2017		---
		$10,000

Note 9: Income Taxes

The provision for income taxes includes these components:

	2013	2012

Taxes currently payable	$1,683	$1,774
Deferred income taxes	(227)	(242)
Income tax expense	$1,456	$1,532

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2013	2012

Computed at the statutory rate (34%)	$1,358	$1,425
Increase (decrease) resulting from
Tax exempt interest	(67)	(51)
State income taxes	193	195
Other	(28)	(37)
Actual tax expense	$1,456	$1,532

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

The tax effects of temporary differences related to deferred taxes were:

	2013	2012
Deferred tax assets
Allowance for loan losses	$2,632	$2,382
Non-accrual loan income	342	350
Unrealized gain on available-for-sale securities	196	---
Other	359	344
	3,529	3,076
Deferred tax liabilities
Depreciation	287	265
Mortgage servicing rights	459	416
FHLB stock dividends	131	132
Unrealized loss on available-for-sale securities	---	212
Other	320	357
	1,197	1,382
Net deferred tax asset	$2,332	$1,694

Retained earnings at December 31, 2013 and 2012 include approximately $1.9 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $737,000 at December 31, 2013 and 2012.

Note 10: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other income, included in the consolidated statement of stockholder’s equity, are related to unrealized gains in the available-for-sale investment portfolio. Net unrealized gains (losses) as of December 31, 2013 and 2012 were approximately ($496,000) and $536,000, with related deferred income tax expense (benefit) of approximately ($196,000) and $212,000, respectively.

Note 11: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As discussed in the Regulation section of this Annual Report on Form 10-K, the Federal Reserve has released new rules that will increase the capital adequacy standards over the next few years and change the regulatory framework for prompt corrective action.

The current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2013 and 2012 that the Bank meets all capital adequacy requirements to which it is subject.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

As of December 31, 2013, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table. The tables include capital amounts and ratios reported in the periodic Call Reports required by the OCC.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
Total risk-based capital (to risk-weighted assets)	$43,604	17.4%	$20,054	8.0%	$25,067	10.0%
Tier I capital (to risk-weighted assets)	40,431	16.1	10,027	4.0	15,040	6.0
Tier I capital (to adjusted total assets)	40,431	11.0	11,048	3.0	18,413	5.0

As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$41,400	16.0%	$20,694	8.0%	$25,868	10.0%
Tier I capital (to risk-weighted assets)	38,134	14.7	10,347	4.0	15,521	6.0
Tier I capital (to adjusted total assets)	38,134	10.5	10,928	3.0	18,213	5.0

The Bank and the Company are subject to certain restrictions on the amount of dividends that each may declare without prior regulatory approval. At December 31, 2013, regulatory action was required for all dividend declarations.

In 1995, when the Company converted from a mutual to a stock institution, a “liquidation account” was established at $8.1 million, which was net worth reported in the conversion prospectus. Eligible depositors who have maintained their accounts, less annual reduction to the extent they have reduced their deposits, would receive a distribution from this account if the Bank liquidated. Dividends may not reduce shareholders’ equity below the required liquidation account balance.

Note 12: Employee Benefits

The Bank maintains an ESOP, which purchased 8% of the stock offered in the conversion of the Company from a mutual to a stock institution. All shares in the ESOP have been allocated to participants in prior years. Dividends paid on allocated shares are charged to retained earnings.

There was no ESOP expense recorded for 2013 and 2012.

	2013	2012
ESOP shares allocated	78,334	95,680

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their compensation with the Company matching 100% of the employee’s

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

contribution on the first 4% of the employee’s compensation. Employer contributions charged to expense for 2013 and 2012 were $99,000 and $127,000, respectively.

Note 13:  Stock Option Plans

The Company’s original Incentive Stock Option Plan (the “1995 Plan”), which was shareholder approved, permitted the grant of stock options to its directors, officers and other key employees. The 1995 Plan authorized the grant of options for up to 238,050 shares of the Company’s common stock which generally vest at a rate of 20 percent a year and have a 10-year contractual life. At December 31, 2013, 10,610 shares from the 1995 Plan were outstanding. The Company’s 2007 Incentive Stock Option Plan (“2007 Plan”), which is shareholder approved, also permits the grant of stock options to its directors, officers and other key employees. The 2007 Plan authorized the grant of options for up to 81,000 shares of the Company’s common stock, which generally vest at a rate of 20 percent a year and have a 10-year contractual term. At December 31, 2013, 32,315 shares from the 2007 Plan were outstanding. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 1995 and 2007 Plans). The Company issues shares from its authorized shares to satisfy option exercises. There were no options granted under the 2007 Plan during 2013.

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

No option awards were granted in 2013.

A summary of option activity under the 1995 and 2007 Plans as of December 31, 2013, and changes during the year then ended, is presented below:

	2013
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	64,183	$18.58
Granted	0
Exercised	(8,866)	20.83
Forfeited	(12,392)	18.68
Outstanding, end of year	42,925	$18.36	6.27 years	$131
Exercisable, end of year	18,722	$20.12	2.48 years	$70

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

The weighted-average grant-date fair value of options granted during 2012 was $672,000. There were no options granted during the year 2013. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2013 was $5,000 and $45,000, respectively.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2012 and 2013 was $7,000 and $184,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $2,000 and $3,000, respectively, for the years ended December 31, 2012 and 2013.

There were 12,392 options forfeited in 2013. There were 2,000 options forfeited or expired during the year ended December 31, 2012.

As of December 31, 2013, there was $63,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of four years.

Note 14: Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2013
	Income	Weighted- Average Shares	Per Share Amount

Net income	$2,538	1,558,729
Basic earnings per share
Income available to common stockholders			$1.63
Effect of dilutive securities
Stock options		6,867
Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,538	1,565,596	$1.62

There were no options outstanding at December 31, 2013 that were considered anti-dilutive.

	Year Ended December 31, 2012
	Income	Weighted- Average Shares	Per Share Amount

Net income	$2,659	1,555,810
Basic earnings per share
Income available to common stockholders			$1.71
Effect of dilutive securities
Stock options		5,685
Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,659	1,561,495	$1.70

There were 25,866 options outstanding at December 31, 2012 that were considered anti-dilutive.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Available-for-sale securities
U.S. government-sponsored agencies	$28,604	$	---	$28,604	$	---
Mortgage-backed securities	16,599		---	16,599		---
Corporate bonds	1,063		---	1,063		---
State and political subdivision securities	16,439		---	16,439		---
Totals	$62,705	$	---	$62,705	$	---

December 31, 2012
Available-for-sale securities
U.S. government-sponsored agencies	$10,709	$	---	$10,709	$	---
Mortgage-backed securities	7,198		---	7,198		---
State and political subdivision securities	10,097		---	10,097		---
Totals	$28,004	$	---	$28,004	$	---

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Collateral-dependent impaired loans
December 31, 2013	$3,637	$	---	$	---	$3,637
December 31, 2012	$527	$	---	$	---	$527

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of those assets pursuant to the valuation hierarchy.

Collateral-Dependent Impaired Loans, Net of Allowance for Loan and Lease Losses

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the office of the Company’s Controller. Appraisals are reviewed for accuracy and consistency by the Controller’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Controller’s office by comparison to historical results.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2013 and 2012:

	Value at 12/31/2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$3,637	Market comparable properties	Marketability discount	10%-20%

	Value at 12/31/2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Collateral-dependent impaired loans	$ 527	Market comparable properties	Marketability discount	10%

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2013:
Financial assets
Cash and cash equivalents	$24,198	$24,198	$	---	$	---
Interest bearing time deposits	1,743	---		1,743		---
Loans held for sale	657	---		657		---
Loans, net of allowance for losses	254,703	---		---		265,715
Federal Home Loan Bank stock	3,185	---		3,185		---
Mortgage servicing rights	1,087	---		---		1,513
Accrued interest receivable	1,114	---		1,114		---

Financial liabilities
Transaction and savings deposits	185,106	185,106		---		---
Time Deposits	129,514	---		---		130,892
Federal Home Loan Bank advances	10,000	---		10,289		---
Accrued interest payable	34	---		34		---

December 31, 2012:
Financial assets
Cash and cash equivalents	$31,421	$31,421	$	---	$	---
Interest bearing time deposits	1,740	---		1,740		---
Loans held for sale	1,363	---		1,363		---
Loans, net of allowance for losses	280,257	---		---		299,010
Federal Home Loan Bank stock	3,185	---		3,185		---
Mortgage servicing rights	983	---		---		1,184
Accrued interest receivable	1,133	---		1,133		---

Financial liabilities
Transaction and savings deposits	167,704	167,704		---		---
Time Deposits	140,933	---		---		143,181
Federal Home Loan Bank advances	15,000	---		15,515		---
Accrued interest payable	40	---		40		---

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

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

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments was not material at December 31, 2013 and 2012.

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

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

At year-end, these financial instruments are summarized as follows:

	2013	2012
Commitments to extend credit
Fixed rate	$5,592	$9,062
Variable rate	---	227
Unused portions of lines of credit	23,956	26,968
Letters of credit	144	49

The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established under the contract. Generally, such commitments are for no more than 60 days. At December 31, 2013, the fixed rate loan commitments were at rates ranging from 3.38% to 4.88%. Unused portions of lines of credit include balances available on commercial and home equity loans and are variable rate.

Note 17: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	December 31
	2013		2012
Assets
Cash		$339		$223
Securities available-for-sale		---		110
Investment in the Bank		40,245		38,556
Other assets		143		66
Total assets		$40,727		$38,955
Liabilities	$	---	$	---
Stockholders’ Equity		40,727		38,955
Total liabilities and stockholders’ equity		$40,727		$38,955

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

Condensed Statements of Income and Comprehensive Income
	Years Ending December 31
	2013	2012
Income
Dividends from the Bank	$400	$155
Other income	---	7
Total income	400	162
Expenses	(216)	(211)
Income (Loss) Before Income Tax and Equity in Undistributed Net Income (Loss) of Bank Subsidiary	184	(49)
Income Tax Benefit	85	82
Income Before Equity in Undistributed Income of Bank Subsidiary	269	33
Equity in Undistributed Income of Bank Subsidiary	2,269	2,626
Net Income	$2,538	$2,659
Comprehensive Income	$1,920	$2,747

Condensed Statements of Cash Flows
	Years Ending December 31
	2013	2012
Operating Activities
Net income	$2,538	$2,659
Equity in undistributed income of the Bank	(2,269)	(2,626)
Change in other assets	(76)	15
Net cash provided by operating activities	193	48
Investing Activity - proceeds from paydowns of securities	110	18
Financing Activity
Dividends paid	(374)	(77)
Stock options exercised	184	7
Tax benefit of stock options exercised	3	2
Net cash used in financing activities	(187)	(68)
Net Change in Cash	116	(2)
Cash at Beginning of Year	223	225
Cash at End of Year	$339	$223

LSB Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 18: Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an  NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934), as of December 31, 2013 (the “Evaluation Date”), was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of the Evaluation Date are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were designed to ensure that information required to be disclosed in those reports is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 version).

Based on our assessment, management has determined that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with our evaluation of controls that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We have no information that was required to be reported on a Form 8-K in the fourth quarter covered by this Annual Report on Form 10-K, but was not reported on a Form 8-K during the fourth quarter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning LSB Financial directors is incorporated herein by reference to the sections of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2014 under the caption “Proposal 1 - Election of Directors.” Information concerning LSB Financial executive officers is included in Item 4.5 in Part I of this Form 10-K and is incorporated herein by reference.

The information relating to corporate governance required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2014 under the caption “Corporate Governance.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with.

LSB Financial has a written code of ethics that applies to all of our directors, officers and employees. The code of ethics is available on our website at www.lsbank.com.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2014 with the captions “Executive Compensation” and “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2014 with the caption “Principal Holders of Common Stock.”

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	42,925 (2)	$18.36 (3)	36,025 (4)
Equity compensation plans not approved by security holders	---	---	---
______________________
(1)	LSB Financial Corp.’s 1995 Stock Option and Incentive Plan terminated on August 22, 2005 so no further options may be granted under the 1995 Stock Option and Incentive Plan.
(2)	Includes 10,609 shares under LSB Financial Corp.’s 1995 Stock Option and Incentive Plan and 32,315 shares under the LSB Financial Corp. 2007 Stock Option and Incentive Plan.
(3)	The total in Column (b) includes only the weighted-average price of stock options.
(4)	The total in Column (c) is the number of shares reserved for issuance under the LSB Financial Corp. 2007 Stock Option and Incentive Plan excluding the 32,315 shares included in Column (a).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence and certain relationships and transactions is incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2014 with the captions “Corporate Governance” and “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services are incorporated herein by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 2014 with the caption “Accountant’s Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements:
Report of BKD, LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Financial Statement Schedules:
All schedules are omitted as the required information either is not applicable or is included in the consolidated financial statements or related notes contained in Item 8.

(b)           The exhibits filed herewith or incorporated by reference herein are set forth on the Index to Exhibits.

A copy of this Annual Report on Form 10-K without exhibits for the fiscal year ended December 31, 2013, as filed with the SEC, will be furnished without charge to shareholders of LSB Financial upon written request to the Secretary, LSB Financial Corp., 101 Main Street, P.O. Box 1628, Lafayette, Indiana 47902, or by calling (765) 742-1064. Copies of the exhibits filed with the Form 10-K may be obtained by shareholders at a charge of $0.25 per page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB FINANCIAL CORP.

Date: March 14, 2014	By:	/s/ Randolph F. Williams
Randolph F. Williams, President,
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mariellen M. Neudeck	/s/ Randolph F. Williams
Mariellen M. Neudeck, Chairman of the Board	Randolph F. Williams, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)

Date: March 14, 2014	Date: March 14, 2014

/s/ James A. Andrew	/s/ Kenneth P. Burns
James A. Andrew, Director	Kenneth P. Burns, Director

Date: March 14, 2014	Date: March 14, 2014

/s/ Philip W. Kemmer	/s/ Stephen E. Belter
Philip W. Kemmer, Director	Stephen E. Belter, Director

Date: March 14, 2014	Date: March 14, 2014

/s/ Jeffrey A. Poxon	/s/ Thomas B. Parent
Jeffrey A. Poxon, Director	Thomas B. Parent, Director

Date: March 14, 2014	Date: March 14, 2014

/s/ Mary Jo David	/s/ Charles W. Shook
Mary Jo David, Senior Vice President, Chief Financial Officer, Secretary-Treasurer and Director (Principal Financial and Accounting Officer)	Charles W. Shook, Director

Date: March 14, 2014	Date: March 14, 2014

/s/ Sarah R. Byrn
Sarah R. Byrn, Director

Date: March 14, 2014

INDEX TO EXHIBITS
Regulation S-K Exhibit Number	Document

3.1	Articles of Incorporation, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), are incorporated herein by reference.
3.2	Bylaws, as amended and restated, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2012, are incorporated herein by reference.
4	Registrant’s Specimen Stock Certificate, filed on September 21, 1994 as an exhibit to Registrant’s Registration Statement on Form S-1 (File No. 33-84266), is incorporated herein by reference.
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

101
The following materials from the Company’s Annual Report on Form 10-K for the year ending December 31, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of Notes and financial statement schedules.

*Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.