Form 10-Q
period 2014-03-31
LSB FINANCIAL CORP
filed 2014-05-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at May 10, 2014
Common Stock, $.01 par value per share	1,567,604 shares

LSB FINANCIAL CORP.

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and due from banks	$17,286	$21,961
Interest-bearing deposits	5,533	2,237
Cash and cash equivalents	22,819	24,198
Interest-bearing time deposits	1,247	1,743
Available-for-sale securities	62,232	62,705
Loans held for sale	1,547	657
Total loans	260,643	261,051
Less: Allowance for loan losses	(6,394)	(6,348)
Net loans	254,249	254,703
Premises and equipment, net	8,179	7,933
Federal Home Loan Bank stock, at cost	3,185	3,185
Bank-owned life insurance	6,781	6,745
Interest receivable and other assets	5,841	5,712
Total assets	$366,080	$367,581

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$312,219	$314,620
Federal Home Loan Bank advances	10,000	10,000
Interest payable and other liabilities	2,578	2,234
Total liabilities	324,797	326,854

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2014 - 1,566,904 shares 2013 - 1,564,838 shares,	15	15
Additional paid-in-capital	11,405	11,348
Retained earnings	30,038	29,658
Accumulated other comprehensive loss	(175)	(294)
Total shareholders’ equity	41,283	40,727

Total liabilities and shareholders’ equity	$366,080	$367,581

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Interest and Dividend Income
Loans	$2,939	$3,477
Securities
Taxable	237	104
Tax-exempt	62	45
Other	6	16
Total interest and dividend income	3,244	3,642

Interest Expense
Deposits	436	569
Borrowings	59	78
Total interest expense	495	647

Net Interest Income	2,749	2,995

Provision for Loan Losses	---	400
Net Interest Income After Provision for Loan Losses	2,749	2,595

Non-interest Income
Deposit account service charges and fees	264	272
Net gains on loan sales	189	430
Net gain (loss) on other real estate owned	3	(2)
Debit card fees	142	141
Brokerage fees	36	133
Other	156	144
Total non-interest income	790	1,118

Non-Interest Expense
Salaries and employee benefits	1,496	1,527
Net occupancy and equipment expense	405	319
Computer service	154	142
Advertising	80	115
FDIC insurance premiums	115	116
ATM	76	73
Professional fees	137	119
Other	275	264
Total non-interest expense	2,738	2,675

IncomeBefore Income Taxes	801	1,038
Provision for Income Taxes	281	385
Net Income	520	653
Unrealized appreciation on available-for-sale securities net of taxes of $80 and $7, for 2014 and 2013, respectively	119	11
Comprehensive income	$639	$664

Basic Earnings Per Share	$0.33	$0.42
Diluted Earnings Per Share	$0.33	$0.42
Dividends Declared Per Share	$0.09	$0.05

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2014 and 2013
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2013	$15	$11,121	$27,495	$324	$38,955
Net income			653		653
Other comprehensive income				11	11
Stock options exercised (810 shares)		9			9
Tax benefit related to stock options exercised		3			3
Dividends on common stock, $0.05 per share			(78)		(78)
Share-based compensation expense		1			1
Balance, March 31, 2013	$15	$11,134	$28,070	$335	$39,554

Balance, January 1, 2014	$15	$11,348	$29,658	$(294)	$40,727
Net income			520		520
Other comprehensive income				119	119
Stock options exercised (2,066 shares)		21			21
Tax benefit related to stock options exercised		5			5
Dividends on common stock, $0.09 per share			(140)		(140)
Share-based compensation expense		31			31
Balance, March 31, 2014	$15	$11,405	$30,038	$(175)	$41,283

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating Activities
Net income	$520	$653
Items not requiring (providing) cash
Depreciation	119	111
Provision for loan losses	---	400
Amortization of premiums and discounts on securities	77	53
Gain (loss) on sale of other real estate owned	(3)	2
Gain on sale of loans	(189)	(430)
Loans originated for sale	(4,119)	(12,417)
Proceeds on loans sold	3,418	11,914
Amortization of stock options	31	1
Changes in
Interest receivable and other assets	(26)	(181)
Interest payable and other liabilities	264	255
Net cash provided by operating activities	92	361

Investing Activities
Net change in interest-bearing deposits	497	(7)
Purchases of available-for-sale securities	(2,624)	(10,628)
Proceeds from paydowns and maturities of available-for-sale securities	3,219	598
Net change in loans	278	6,633
Proceeds from sale of other real estate owned	39	254
Purchase of premises and equipment	(365)	(199)
Net cash provided by (used in) investing activities	1,044	(3,349)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	4,814	440
Net change in certificates of deposit	(7,215)	280
Repayment of Federal Home Loan Bank advances	---	(5,000)
Proceeds from stock options exercised	21	9
Tax benefits related to stock options exercised	5	3
Dividends paid	(140)	(78)
Net cash used in financing activities	(2,515)	(4,346)

Decrease in Cash and Cash Equivalents	(1,379)	(7,334)
Cash and Cash Equivalents, Beginning of Period	24,198	31,421
Cash and Cash Equivalents, End of Period	$22,819	$24,087

Supplemental Cash Flows Information
Interest paid	$492	$594
Income taxes paid	440	650

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	32	150
Loans transferred to other real estate owned	176	162

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
March 31, 2014

Note 1 – General

The financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These interim financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position for and at the end of such interim periods. The consolidated condensed balance sheet of LSB Financial Corp. as of December 31, 2013 has been derived from the audited consolidated balance sheet of LSB Financial Corp. as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp. (“LSB Financial” or the “Company”), its wholly owned subsidiary Lafayette Savings Bank, FSB (“Lafayette Savings” or the “Bank”), and Lafayette Savings’ wholly owned subsidiaries, LSB Service Corporation and Lafayette Insurance and Investments, Inc. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three-month period ended March 31, 2013, 41,257 shares related to stock options outstanding were dilutive and 17,116 were antidilutive. For the three-month period ended March 31, 2014, all 77,981 shares related to stock options outstanding were dilutive. The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	Three months ended March 31,
	2014	2013
	(Unaudited)

Weighted average shares outstanding	1,565,737	1,556,080
Stock options	8,518	7,584
Shares used to compute diluted earnings per share	1,574,255	1,563,664
Basic earnings per share	$0.33	$0.42
Diluted earnings per share	$0.33	$0.42

Note 4 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
		(In thousands)
Available-for-sale Securities:
March 31, 2014 (Unaudited)
U.S. Government sponsored agencies	$26,460	$31	$(376)	$26,115
Mortgage-backed securities– government sponsored entities	18,797	127	(171)	18,753
Corporate bonds	1,046	12	---	1,058
State and political subdivisions	16,227	183	(104)	16,306
	$62,530	$353	$(651)	$62,232
Available-for-sale Securities:
December 31, 2013
U.S. Government sponsored agencies	$28,982	$39	$(417)	$28,604
Mortgage-backed securities–government sponsored entities	16,704	122	(227)	16,599
Corporate bonds	1,050	13	---	1,063
State and political subdivisions	16,465	172	(198)	16,439
	$63,201	$346	$(842)	$62,705

The amortized cost and fair value of available-for-sale securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Unaudited; In thousands)

Within one year	$1,403	$1,412
One to five years	35,442	35,321
Five to ten years	6,888	6,746
After ten years	---	---
	43,733	43,479

Mortgage-backed securities	18,797	18,753

Totals	$62,530	$62,232

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1.8 million at March 31, 2014 and at December 31, 2013. Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2014 and December 31, 2013 was $43.1 million and $40.8 million, which is approximately 69% and 65%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In thousands)
March 31, 2014 (Unaudited)
U.S. Government sponsored agencies	$20,626	$376	$	---	$	---	$20,626	$376
Mortgage-backed securities–government sponsored entities	16,162	171		---		---	16,162	171
State and political subdivisions	6,300	104		---		---	6,300	104
Total temporarily impaired securities	$43,088	$651	$	---	$	---	$43,088	$651

December 31, 2013
U.S. Government sponsored agencies	$21,587	$417	$	---	$	---	$21,587	$417
Mortgage-backed securities–government sponsored entities	9,781	226		7		1	9,788	227
State and political subdivisions	9,401	198		---		---	9,401	198
Total temporarily impaired securities	$40,769	$841		$7		$1	$40,776	$842

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Residential Mortgage-backed Securities

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

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

Categories of loans include:

	March 31, 2014 (Unaudited)	December 31, 2013
	(In thousands)
Real Estate
One- to four-family residential	$97,978	$98,061
Multi-family residential	49,904	49,866
Commercial real estate	73,244	72,030
Construction and land development	16,117	15,318
Commercial	10,121	11,461
Consumer and other	1,114	1,160
Home equity lines of credit	16,174	16,050
Total loans	264,652	263,946

Less
Net deferred loan fees, premiums and discounts	(434)	(408)
Undisbursed portion of loans	(3,575)	(2,487)
Allowance for loan losses	(6,394)	(6,348)
Net loans	$254,249	$254,703

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

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the three-month periods ended March 31, 2014 and March 31, 2013 and for the year ended December 31, 2013 is provided below.

Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended March 31, 2014
Three Months Ended March 31, 2014	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land	Consumer and Home Equity		Total
			(Unaudited; In thousands)
Allowance for losses
Beginning balance	$649	$753	$1,045	$1,023	$2,436		$38	$146		$258	$6,348
Provision charged to expense	(131)	19	(10)	88	129		6	(101)		---	---
Losses charged off	---	---	21	---	75		---	---		---	96
Recoveries	17	---	55	1	4		---	65		---	142
Ending balance	$535	$772	$1,069	$1,112	$2,494		$44	$110		$258	$6,394
ALL individually evaluated	$59	$9	$89	$65	$693	$	---	$1	$	---	$916
ALL collectively evaluated	476	763	980	1,047	1,801		44	109		258	5,478
Total ALL	$535	$772	$1,069	$1,112	$2,494		$44	$110		$258	$6,394
Loans individually evaluated	$1,191	$906	$2,810	$766	$6,617	$	---	$575		$90	$12,955
Loans collectively evaluated	8,930	51,982	42,280	49,138	66,627		7,220	8,322		17,198	251,697
Total loans evaluated	$10,121	$52,888	$45,090	$49,904	$73,244		$7,220	$8,897		$17,288	$264,652

Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended March 31, 2013
Three Months Ended March 31, 2013	Commercial		Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land		Consumer and Home Equity		Total
				(Unaudited; In thousands)
Allowance for losses
Beginning balance		$633	$589	$1,022	$1,055	$2,177		$62		$154		$208	$5,900
Provision charged to expense		239	(64)	212	(74)	9		(20)		129		(31)	400
Losses charged off		(29)	---	(241)	---	(51)		---		---		---	(321)
Recoveries		16	---	60	---	---		---		7		---	83
Ending balance		$859	$525	$1,053	$981	$2,135		$42		$290		$177	$6,062
ALL individually evaluated	$	---	$12	$23	$19	$243	$	---	$	---	$	---	$297
ALL collectively evaluated		859	513	1,030	962	1,892		42		290		177	5,765
Total ALL		$859	$525	$1,053	$981	$2,135		$42		$290		$177	$6,062
Loans individually evaluated		$20	$1,682	$5,931	$2,173	$4,131	$	---		$734		$91	$14,762
Loans collectively evaluated		13,933	45,476	43,869	59,552	71,973		7,673		8,713		16,625	267,814
Total loans evaluated		$13,953	$47,158	$49,800	$61,725	$76,104		$7,673		$9,447		$16,716	$282,576

Allowance for Loan Losses and Recorded Investment in Loans for the Year Ended December 31, 2013
2013	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family		Commercial Real Estate	Construction		Land	Consumer and Home Equity		Total
Allowance for losses
Beginning balance	$633	$589	$1,022		$1,055	$2,177		$62	$154		$208	$5,900
Provision charged to expense	(77)	236	225		(33)	278		(24)	(40)		85	650
Losses charged off	32	73	327		---	40		---	10		35	517
Recoveries	125	1	125		1	21		---	42		---	315
Ending balance	$649	$753	$1,045		$1,023	$2,436		$38	$146		$258	$6,348
ALL individually evaluated	$5	$13	$30	$	---	$749	$	---	$1	$	---	$798
ALL collectively evaluated	644	740	1,015		1,023	1,687		38	145		258	5,550
Total ALL	$649	$753	$1,045		$1,023	$2,436		$38	$146		258	$6,348
Loans individually evaluated	$1,250	$921	$2,820		$522	$6,703	$	---	$779		$90	$13,085
Loans collectively evaluated	10,211	51,098	43,222		49,344	65,327		5,446	9,093		$17,120	250,861
Total loans evaluated	$11,461	$52,019	$46,042		$49,866	$72,030		$5,446	$9,872		$17,210	$263,946

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

GRADE 5 - Special Mention

Loans in this classification are in a state of change that could adversely affect paying ability, collateral value or which require monthly monitoring to protect the asset value.

GRADE 6 - Substandard

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

The following table provides an analysis of loan quality using the above designations, based on property type at March 31, 2014.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
	(Unaudited; In thousands)

1- Superior	$18	$3,450	$220	$	---	$96	$	---	$76	$1,772	$5,632
2 - Good	2,177	26,423	3,741		158	12,546		2,747	1,715	11,260	60,767
3 - Pass Low risk	4,002	16,153	10,477		21,882	20,449		3,609	4,518	3,569	84,659
4 - Pass	1,968	4,904	22,835		19,497	22,021		864	1,696	587	74,372
4W - Watch	68	983	3,678		6,610	9,390		---	75	63	20,867
5 - Special mention	---	270	1,145		1,696	600		---	317	37	4,065
6 - Substandard	1,888	705	2,994		61	8,142		---	500	---	14,290
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$10,121	$52,888	$45,090		$49,904	$73,244		$7,220	$8,897	$17,288	$264,652

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2013.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
	(In thousands)

1- Superior	$20	$3,703	$427	$	---	$98	$	---	$139	$1,854	$6,241
2 - Good	1,528	24,965	3,307		1,755	10,784		2,393	1,752	11,419	57,903
3 - Pass Low risk	3,872	16,321	10,896		22,131	16,340		2,806	4,552	3,274	80,192
4 - Pass	3,035	5,088	22,579		19,006	23,604		247	2,239	589	76,387
4W - Watch	860	926	4,518		5,447	12,397		---	85	35	24,268
5 - Special mention	---	274	1,248		1,461	343		---	412	38	3,776
6 - Substandard	2,146	742	3,067		66	8,464		---	693	1	15,179
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$11,461	$52,019	$46,042		$49,866	$72,030		$5,446	$9,872	$17,210	$263,946

Analyses of past due loans segregated by loan type as of March 31, 2014 and December 31, 2013 are provided below.

	Loan Portfolio Aging Analysis as of March 31, 2014

	30-59 Days		60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
	(Unaudited; In thousands)

Commercial	$	---	$	---	$140	$140	$9,981	$10,121	$	---	$	---
Owner occupied 1-4		25		72	---	97	52,791	52,888		519		---
Non-owner occupied 1-4		---		---	1,048	1,048	44,042	45,090		605		---
Multi-family		---		---	---	---	49,904	49,904		61		---
Commercial real estate		15		85	---	100	73,144	73,244		15		---
Construction		---		---	---	---	7,220	7,220		---		---
Land		---		---	---	---	8,897	8,897		---		---
Consumer and home equity		6		---	---	6	17,282	17,288		---		---
Total		$46		$157	$1,188	$1,391	$263,261	$264,652		$1,200	$	---

	Loan Portfolio Aging Analysis as of December 31, 2013

	30-59 Days		60-89 Days	Over 90 Days		Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
						(In thousands)

Commercial	$	---	$140	$	---	$140	$11,321	$11,461	$	---	$	---
Owner occupied 1-4		84	---		---	84	51,935	52,019		553		---
Non-owner occupied 1-4		362	183		1,152	1,697	44,345	46,042		554		---
Multi-family		---	65		---	65	49,801	49,866		65		---
Commercial real estate		---	---		111	111	71,919	72,030		16		---
Construction		---	---		---	---	5,446	5,446		---		---
Land		35	---		121	156	9,716	9,872		---		---
Consumer and home equity		2	---		---	2	17,208	17,210		---		---
Total		$483	$388		$1,384	$2,255	$261,691	$263,946		$1,188	$	---

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement. The following tables present impaired loans and interest recognized on them for the quarter ended March 31, 2014 and impaired loans for the year ended December 31, 2013 and interest recognized for the quarter ended March 31, 2013.

	Impaired Loans as of and for the Quarter Ended March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Impaired Loans	Interest Income Recognized
	(Unaudited; In thousands)
Loans without a specific valuation allowance
Commercial	$1,051	$1,051	$	---	$1,150	$15
Owner occupied 1-4	807	841		---	814	6
Non-owner occupied 1-4	2,419	2,680		---	2,499	16
Multi-family	510	531		---	516	1
Commercial real estate	2,611	2,612		---	2,780	35
Construction	---	---		---	---	---
Land	500	610		---	597	---
Consumer and home equity	90	99		---	90	1
Total loans without a specific valuation allowance	7,988	8,424		---	8,446	74

Loans with a specific valuation allowance
Commercial	140	140		59	70	4
Owner occupied 1-4	99	103		9	100	---
Non-owner occupied 1-4	391	391		89	316	1
Multi-family	256	256		65	128	---
Commercial real estate	4,006	4,006		693	3,880	42
Construction	---	---		---	---	---
Land	75	75		1	80	1
Consumer and home equity	---	---		---	---	---
Total loans with a specific valuation allowance	4,967	4,971		916	4,574	48

Total
Commercial	1,191	1,191		59	1,220	19
Owner occupied 1-4	906	944		9	914	6
Non-owner occupied 1-4	2,810	3,071		89	2,815	17
Multi-family	766	787		65	644	1
Commercial real estate	6,617	6,618		693	6,660	77
Construction	---	---		---	---	---
Land	575	685		1	677	1
Consumer and home equity	90	99		---	90	1
Total impaired loans	$12,955	$13,395		$916	$13,020	$122

	Impaired Loans as of December 31, 2013						Impaired Loans for the Quarter Ended March 31, 2013 (Unaudited)
	Recorded Balance		Unpaid Principal Balance		Specific Allowance		Average Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance
Commercial	$	---	$	---	$	---	$34	$	---
Owner occupied 1-4		793		922		---	1,422		7
Non-owner occupied 1-4		2,543		3,264		---	5,663		105
Multi-family		522		541		---	2,456		39
Commercial real estate		2,452		2,646		---	3,627		60
Construction		---		---		---	---		---
Land		694		959		---	1,056		---
Consumer and home equity		90		91		---	92		2
Total loans without a specific valuation allowance		7,094		8,423		---	14,350		213

Loans with a specific valuation allowance
Commercial		1,250		1,250		5	---		---
Owner occupied 1-4		128		132		13	231		---
Non-owner occupied 1-4		277		277		30	276		1
Multi-family		---		---		---	76		---
Commercial real estate		4,251		3,769		749	1,555		15
Construction		---		---		---	---		---
Land		85		85		1	---		---
Consumer and home equity		---		---		---	---		---
Total loans with a specific valuation allowance		5,991		5,513		798	2,138		16

Total
Commercial		1,250		1,250		5	34		---
Owner occupied 1-4		921		1,054		13	1,653		7
Non-owner occupied 1-4		2,820		3,541		30	5,939		106
Multi-family		522		541		---	2,532		39
Commercial real estate		6,703		6,415		749	5,182		75
Construction		---		---		---	---		---
Land		779		1,044		1	1,056		---
Consumer and home equity		90		91		---	92		2
Total impaired loans		$13,085		$13,936		$798	$16,488		$229

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

The following table gives a breakdown of non-accruing loans by loan class at March 31, 2014 and at December 31, 2013.

Loan Class	March 31, 2014 (Unaudited)	December 31, 2013
	(In thousands)
Commercial	$140	$	---
Owner occupied 1-4	520		553
Non-owner occupied 1-4	1,653		1,706
Multi-family	61		66
Commercial real estate	15		126
Land	---		21
Total	$2,389		$2,572

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

Loans to related parties at March 31, 2014 totaled $1.4 million. Loans to related parties at December 31, 2013 of $2.6 million were reduced by paydowns of $1.2 million. There was no new debt.

The following tables present information regarding troubled debt restructurings by class for the three months ended March 31, 2014 and 2013.

	Newly Classified Troubled Debt Restructurings for the Three Months ended March 31, 2014
	Number of loans		Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification
	(Unaudited; Dollars in thousands)

Commercial	$	---	$	---	$	---	---
Owner occupied 1-4		3		277		277	Rate
Non owner occupied 1-4		5		257		257	Term extended
Multi-family		1		256		256	Assumption
Commercial real estate		3		4,021		4,021	Term extended, payment
Construction		---		---		---	---
Land		---		---		---	---
Consumer and home equity		---		---		---	---
Total		$12		$4,811		$4,811

Newly Classified Troubled Debt Restructurings for the Three Months ended March 31, 2013
	Number of loans		Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification
(Unaudited; Dollars in thousands)

Commercial	$	---	$	---	$	---	---
Owner occupied 1-4		---		---		---	---
Non owner occupied 1-4		5		1,242		969	A/B note, payment adjustment
Multi-family		---		---		---	---
Commercial real estate		---		---		---	---
Construction		---		---		---	---
Land		---		---		---	---
Consumer and home equity		---		---		---	---
Total		$5		$1,242		$969

There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the three months ended March 31, 2014 or 2013. As of March 31, 2014, borrowers with loans designated as troubled debt restructures and totaling $10.6 million met the criteria for placement back on accrual status. These criteria are a minimum of six months payment performance under existing or modified terms.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale securities
March 31, 2014 (Unaudited)
U.S. government-sponsored agencies	$26,115	$	---	$26,115	$	---
Mortgage-backed securities	18,753		---	18,753		---
Corporate bonds	1,058		---	1,058		---
State and political subdivision securities	16,306		---	16,306		---
Totals	$62,232	$	---	$62,232	$	---

December 31, 2013
U.S. government-sponsored agencies	$28,604	$	---	$28,604	$	---
Mortgage-backed securities	16,599		---	16,599		---
Corporate bonds	1,063		---	1,063		---
State and political subdivision securities	16,439		---	16,439		---
Totals	$62,705	$	---	$62,705	$	---

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the quarter ended March 31, 2014.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)

March 31, 2014 (Unaudited)

Collateral-dependent impaired loans	$ 825	---	---	$ 825

December 31, 2013

Collateral-dependent impaired loans	$3,637	---	---	$3,637

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2014 and December 31, 2013.

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(Unaudited; In thousands)
March 31, 2014:
Collateral-dependent impaired loans	$825	Market comparable properties	Marketability discount	10%-20%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
December 31, 2013:
Collateral-dependent impaired loans	$3,637	Market comparable properties	Marketability discount	10%-20%

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014 (Unaudited)
Financial assets
Cash and cash equivalents	$22,819	$22,819	$	---	$	---
Interest-bearing time deposits	1,247	---		1,247		---
Loans held for sale	1,547	---		1,547		---
Loans, net of allowance for losses	254,249	---		---		264,976
Federal Home Loan Bank stock	3,185	---		3,185		---
Accrued interest receivable	1,123	---		1,123		---

Financial liabilities
Transaction and savings deposits	189,921	189,921		---		---
Time deposits	122,298	---		---		123,536
Federal Home Loan Bank advances	10,000	---		10,264		---
Accrued interest payable	37	---		37		---

December 31, 2013:
Financial assets
Cash and cash equivalents	$24,198	$24,198	$	---	$	---
Interest-bearing time deposits	1,743	---		1,743		---
Loans held for sale	657	---		657		---
Loans, net of allowance for losses	254,703	---		---		265,715
Federal Home Loan Bank stock	3,185	---		3,185		---
Accrued interest receivable	1,114	---		1,114		---

Financial liabilities
Transaction and savings deposits	185,106	185,106		---		---
Time deposits	129,514	---		---		130,892
Federal Home Loan Bank advances	10,000	---		10,289		---
Accrued interest payable	34	---		34		---

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

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments was not material at March 31, 2014 and December 31, 2013.

Note 7 –Accounting Developments

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

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

Lafayette Savings is an independent, community-oriented financial institution. The Bank has been in business for 145 years and differs from many of our competitors by having a local board and local decision-making in all areas of business. In general, our business consists of attracting or acquiring deposits and lending that money out primarily as real estate loans to construct and purchase single-family residential properties, multi-family and commercial properties and to fund land development projects. We also make a limited number of commercial business and consumer loans.

We have an experienced and committed staff and enjoy a good reputation for serving the people of the community, for understanding their financial needs and for finding a way to meet those needs. We contribute time and money to improve the quality of life in our market area and many of our employees volunteer for local non-profit agencies. We believe this sets us apart from the other 22 banks and credit unions that compete with us. We also believe that operating independently under the same name for over 145 years is a benefit to us - especially as local offices of large banks often have less local authority as their companies strive to consolidate. Focusing time and resources on acquiring customers who may be feeling disenfranchised by their no-longer-local or very large bank has proved to be a successful strategy.

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

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and at March 31, 2014 was at 5.8% compared to 6.1% for Indiana and 6.7% nationally. The local housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings. As of the most recent third quarter results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area (“MSA”) was a 1.00% increase with the one-year change a 1.02% increase. For the third quarter of 2013, housing prices in the MSA increased 0.67%. Existing home sales increased 13% in Tippecanoe County in 2013, while the average price of a home sold in 2013 was 1% higher than in 2012. New home starts decreased to 457 in 2013 from 496 in 2012.

The area’s diversity did not make us immune to the ongoing effects of the recession; however, growth continues, although still not at the same rate as before the recession. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2013 are expected to total over $1 billion compared to $605 million in 2012 and $444 million in 2011. Purdue, the area’s largest employer, announced enrollment of almost 39,000 in the fall 2013 semester.

Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, recently announced addition of more production capacity for a new model to be built there. They expect to hire 900 additional employees by 2016. Wabash National, the area’s second largest industrial employer, continues to secure contracts to maintain its production level. Nanshan America began operating its new aluminum extrusion plant in Lafayette in 2012 and expects to employ 200 people. Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014 and employ 75 people. While the developments noted above lead us to believe the most serious problems are behind us as increased hiring and new industry moving to town have continued, we expect the recovery to be long term. In addition, GE has recently announced it will be building an aircraft engine plant in Lafayette. The plant is expected to eventually employ 200 people.

We have seen progress in our problem loans as more borrowers who had fallen behind on their loan payments are qualifying for troubled debt restructures, or have resumed payments or, less often, we have acquired control of their properties. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In 2013, we acquired one property through foreclosure and sold two OREO properties. In the first quarter of 2014, we took four properties into OREO and have sold one.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition, we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. Deposits in the first quarter have remained fairly flat, decreasing by only $2.4 million, or 0.76%, from $314.6 million to $312.2 million. Our reliance on brokered funds as a percentage of total deposits decreased slightly in 2014 from 4.35% of deposits to 3.80%, from $13.7 million to $11.6 million. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on deposits and borrowings. Our net interest income depends on the balance of our loan and investment portfolios and the size of our net interest margin – the difference between the income generated from loans and the cost of funding. Our net interest income also depends on the shape of the yield curve. The Federal Reserve has held short-term rates at almost zero for the last four years while long-term rates have stayed in the 3.0% range. Because deposits are generally tied to shorter-term market rates and loans are generally tied to longer-term rates this would typically be viewed as a positive step. We expect that the interest rate margins which began to decline late in 2013 will continue to do so as deposits are already at very low levels but because of the relatively weak demand for loans, those rates continue to fall. Our expectation for 2014 is that deposit rates will remain at these low levels as the Federal Reserve continues to focus on strengthening the economy. Overall loan rates are expected to remain low.

Rate changes can typically be expected to have an impact on interest income. Because the Federal Reserve has stated it intends to keep rates low, we expect to see little change in the money supply or market rates in 2014. Low rates generally increase borrower preference for fixed rate products which we typically sell on the secondary market. Some existing adjustable rate loans can be expected to reprice to lower rates which could be expected to have a negative impact on our interest income, although many of our loans have already reached their interest rate floors. While we would expect to sell the majority of our fixed rate loans on the secondary market, we expect to book some higher quality loans to replace runoff in the portfolio. Although new loans put on the books during these times will be at comparatively low rates we expect they will provide a return above any other opportunities for investment.

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

Management continues to assess the impact on the Company of the uncertain economic and regulatory environment affecting the country at large and the financial services industry in particular. The level of turmoil in the financial services industry, and the resulting actions of legislators and regulators, have presented additional risks and challenges for the Company, as described below:

Extensive financial system reform, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), has imposed and will continue to impose new requirements on us. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changed the regulation of financial institutions and the financial services industry. Many of its provisions went into effect on July 21, 2011, the one-year anniversary. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as LSB Financial, are regulated. Among other things, these provisions abolished the OTS and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by large banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practice in connection with the offering of consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. Moreover, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including minimum standards for the origination of residential mortgages. The CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. LSB Financial’s management is currently assessing the impact of these requirements on its mortgage lending business.

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

Mortgage reform and anti-predatory lending regulations have been evolving. Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

New capital rules have been approved that will affect the Company and the Bank as they are phased in from 2015 to 2019. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently approved these rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

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

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approach we use to select, manage and underwrite our customers become less predictive of future behaviors.

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

•
We may be required to pay higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and reduced the ratio of reserves to insured deposits.

Future reduction in liquidity in the banking system could pose challenges for us. The Federal Reserve Bank has been injecting vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. However, the Federal Reserve has recently announced that it will begin cutting back and reducing its bond-buying program during 2014. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Company or reducing the availability of funds to the Company to finance its existing operations.

Changes in insurance premiums could adversely affect our financial condition and results of operations. The FDIC insures the Bank’s deposits up to a maximum amount, generally $250,000 per depositor. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the designated reserve ratio for the Deposit Insurance Fund at 2.0% of insured deposits. The Bank is also subject to assessment for the Financing Corporation (“FICO”) to service the interest on its bond obligations. The amount assessed is in addition to the amount paid for deposit insurance. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s costs.

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

Credit risk could adversely affect our operating results or financial condition. One of the greatest risks facing lenders is credit risk – that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. During the recession, the banking industry experienced an increase in problem assets and credit losses, resulting from weakened national economic trends and a decline in housing values. Although improving, economic recovery has been slow. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

Interest rate risk could adversely affect our operating results or financial condition. The Company’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Company attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, interest rate risk management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Company. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of LSB Financial must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of LSB Financial’s significant accounting policies, see Note 1 to the Consolidated Financial Statements as of December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of LSB Financial’s Board of Directors. These policies include the following:

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

All loans that are rated substandard and impaired, or are troubled debt restructures, are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank. Included in the review of individual loans are those that are impaired as provided in FASB ASC 310-10. Any allowances for impaired loans are determined by the fair value of the underlying collateral based on the discounted appraised value. Allowances for loans that are not collateral dependent are determined by the present value of expected future cash flows discounted at the loan’s effective interest rate. Historical loss rates are applied to all loans not included in the ASC310-10 calculation.

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

Financial Condition

SELECTED FINANCIAL CONDITION DATA
(Dollars in thousands)

	March 31,	December 31,	$	%
	2014	2013	Difference	Difference
	(Unaudited)

Total assets	$366,080	$367,581	(1,501)	(0.41)%

Loans receivable, including loans held for sale, net	255,796	255,360	436	0.17
1-4 family residential mortgage loans	99,406	98,719	687	0.70
Home equity lines of credit	16,130	16,050	80	0.50
Other real estate loans net of undisbursed portion of loans	135,482	137,213	(1,731)	(1.26)
Commercial business loans	10,121	11,461	(1,340)	(11.69)
Consumer loans	1,114	1,160	(46)	(3.97)
Loans sold (for quarter and year, respectively)	3,418	45,272	(41,855)	(92.45)

Non-performing loans over 90 days past due	1,188	1,384	(196)	(14.16)
Loans less than 90 days past due, not accruing	1,201	1,188	13	1.09
Other real estate owned	157	18	139	772.22
Non-performing assets	2,546	2,590	(44)	(1.70)

Cash and due from banks	17,286	21,961	(4,675)	(21.29)
Available-for-sale securities	62,232	62,705	(473)	(0.75)
Short-term investments	5,533	2,237	3,296	147.34
Interest-bearing time deposits	1,247	1,743	(496)	(28.46)

Deposits	312,219	314,620	(2,401)	(0.76)
Core deposits	189,921	185,106	4,815	2.60
Time accounts	122,298	129,514	(7,216)	(5.57)
Brokered deposits	11,556	13,690	(2,134)	(15.59)

FHLB advances	10,000	10,000	---	---
Shareholders’ equity (net)	41,283	40,727	556	1.37

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Our total assets decreased $1.5 million, or 0.41%, during the three months from December 31, 2013 to March 31, 2014. Primary components of this decrease were a $1.4 million net decrease in cash and cash equivalents, and a $969,000 decrease in securities and interest-bearing time deposits. These were offset by a $436,000 increase in net loans receivable including loans held for sale and a $411,000 increase in fixed and other assets. The decrease in securities and cash were primarily due to the maturity of a $2.1 million brokered deposit. The $969,000 decrease in securities and interest-bearing time deposits was due to $3.7 million of securities being called, maturing or paid down, offset by the purchase of a $2.6 million mortgage-backed security. The increase in loans was due to a decision to retain a larger percentage of residential mortgage loans in our portfolio until the commercial loan market becomes more active.

Non-performing assets, which include non-accruing loans and foreclosed assets, decreased from $2.6 million at December 31, 2013 to $2.5 million at March 31, 2014. Non-accruing loans at

March 31, 2014 were comprised of $2.2 million, or 90.95%, of one- to four-family residential real estate loans; $140,000, or 5.86%, of non-real estate loans, $61,000, or 2.55%, of multi-family residential real estate loans, and $15,000, or 0.63%, of non-residential real estate loans. Non-performing assets at March 31, 2014 also included one $157,000 foreclosed property compared to $18,000 at December 31, 2013 with the addition of three non-owner occupied residential properties. At March 31, 2014, our allowance for loan losses equaled 2.45% of total loans compared to 2.43% at December 31, 2013. The allowance for loan losses at March 31, 2014 totaled 251.14% of non-performing assets compared to 245.13% at December 31, 2013, and 267.64% of non-performing loans at March 31, 2014 compared to 246.81% at December 31, 2013. Our non-performing assets equaled 0.70% of total assets at both March 31, 2014 and December 31, 2013.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property. An adjustment to loan loss reserves is made at that time for any anticipated losses. This analysis is updated quarterly thereafter. It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it. We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties. We acquired four properties in the first quarter of 2014 through a sheriff’s sale. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $40.7 million at December 31, 2013 to $41.3 million at March 31, 2014, an increase of $556,000, or 1.37%, primarily as a result of net income of $520,000. Shareholders’ equity to total assets was 11.28% at March 31, 2014 compared to 11.08% at December 31, 2013.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income earned on average interest-earning assets and the resulting yields on such assets, as well as the interest expense paid on average interest-bearing liabilities, and the rates paid on such liabilities. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Beginning on January 1, 2013, deposits at the Federal Reserve were included in interest-earning assets and not in cash accounts.

	Three months ended March 31, 2014				Three months ended March 31, 2013
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Unaudited; Dollars in thousands)
Interest-Earning Assets:
Loans receivable(1)	$256,080		$2,939	4.59%	$277,883		$3,477	5.00%
Other investments	85,002		305	1.44	64,730		165	1.02
Total interest-earning assets	341,082		3,244	3.80	342,613		3,642	4.25
Interest-Bearing Liabilities
Savings deposits	$30,363		4	0.05	$30,078		4	0.05
Demand and NOW deposits	155,838		73	0.19	135,888		77	0.23
Time deposits	123,282		359	1.16	141,829		488	1.38
Borrowings	10,000		59	2.36	13,333		78	2.34
Total interest-bearing liabilities	319,483		495	0.62	321,128		647	0.81

Net interest income			$2,749				$2,995
Net interest rate spread				3.18%				3.45%
Net earning assets	$21,599				$21,485
Net yield on average interest-earning assets				3.22%				3.50%
Average interest-earning assets to average interest-bearing liabilities	1.07	x			1.07	x
_________________
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013.

General. Net income for the three months ended March 31, 2014 was $520,000, a decrease of $133,000, or 20.37%, from the three months ended March 31, 2013. The decrease was primarily due to a $246,000, or 8.21%, decrease in net interest income, a $241,000 decrease in the gain on sale of loans, a $97,000 decrease in fees from the sale of non-bank investment products and a $63,000 increase in non-interest expense partially offset by a $400,000, or 100.00%, decrease in the provision for loan losses and a $104,000, or 27.01%, decrease in taxes.

Net Interest Income. Net interest income for the three months ended March 31, 2014 decreased $246,000, or 8.21%, over the same period in 2013. This decrease was due to a 28 basis point decrease in our net interest margin (net interest income divided by average interest-earning assets) from 3.50% for the three months ended March 31, 2013 to 3.22% for the three months ended March 31, 2014. Average net interest-earning assets were virtually unchanged at $21.5 million. The decrease in net interest margin is primarily due to the 45 basis point decrease in the average rate on interest-earning assets from 4.25% for the three months ended March 31, 2013 to 3.80% for the three months ended March 31, 2014. This decrease was offset by a 19 basis point decrease in the average rate on interest-bearing liabilities from 0.81% to 0.62% for the same respective periods.

Interest income on loans decreased $538,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 because of both lower average loan volume and a lower average yield. The average balance of loans held in our portfolio decreased by $21.8 million from $277.9 million for the three-month period in 2013 to $256.1 million in 2014. The average yield on loans decreased by 41 basis points from 5.00% to 4.59% over the same period.

Interest earned on other investments and FHLB stock increased by $140,000 for the three months ended March 31, 2014 compared to the same period in 2013. This was primarily the result of a $20.3 million increase in the average balance of investments and FHLB stock from $64.7 million to $85.0 million over the same periods. The average yield increased from 1.02% to 1.44% over the comparable periods, an increase helped by our success in deploying cash items into higher earning investments.

Interest expense for the three months ended March 31, 2014 decreased $152,000, or 23.49%, compared to the same period in 2013 consisting of a $133,000 decrease in interest paid on deposits and a $19,000 decrease in interest on FHLB advances. The lower deposit costs were primarily due to a decrease in the average rate paid on deposits from 0.74% for the first three months of 2013 to 0.56% for the first three months of 2014. Average deposits decreased by $1.7 million over this period which included an $18.5 million decrease in the average balance of higher rate time deposits offset by a $20.0 million increase in the average balance of comparatively lower rate demand deposit accounts. The increase in demand accounts was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation. The decrease in FHLB advance expense was primarily due to a decrease in the average balance of advances from $13.3 million for the three months of 2013 to $10.0 million for the first three months of 2014 as we paid off a maturing advance as slow loan demand reduced our need for additional funds. The average rate on advances increased from 2.34% to 2.36% as the maturing advance had a shorter term and a corresponding lower rate.

Provision for Loan Losses. The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	03/31/14	12/31/13	03/31/13
	(Dollars in thousands)

Loans delinquent 30-59 days	$46	$483	$461
Loans delinquent 60-89 days	157	388	---
Total delinquencies under 90 days	203	871	461

Non-accruing loans	$2,389	$2,572	$3,845
OREO	157	18	162
Total non-performing assets	$2,546	$2,590	$4,007

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

Changes in non-performing loans at March 31, 2014 compared to December 31, 2013 were primarily due to the Bank adding $527,000 of loans to non-accrual status due to concerns about the full collectability of principal and interest, and taking $208,000 into OREO, agreeing to short sales on $441,000 of loans and upgrading a loan of $28,000. In addition we received principal payments of $33,000.

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

At March 31, 2014, our largest areas of concern were loans on one- to four-family non-owner occupied rental properties and to a lesser extent loans on commercial non-real estate loans on non-residential properties and loans on one- to four-family owner-occupied properties. Loans totaling $1.0 million on one- to four-family rental properties, $140,000 on commercial non-real estate, $100,000 on non-residential properties and $97,000 on one- to four-family owner-occupied properties were past due more than 30 days at March 31, 2014. There has been some improvement in the local economy and we are seeing enough improvement in our one- to four-family rental property market to warrant restructuring a number of those relationships. However, we are working to decrease our concentrations in that sector, especially in non-campus housing.

We recorded no provision for loan losses for the three months ended March 31, 2014 as a result of our analyses of our current loan portfolios, compared to $400,000 during the same period in 2013. The main reason for the decrease for the first three months of 2014 compared to the same period in 2013 was the improvement in non-accruing and delinquent loans during the period. During the first three months of 2014, the net cost of taking properties into OREO and charging off losses was a $9,000 recovery. We also had recoveries of $142,000. We expect to obtain possession of more properties in 2014 that are currently in the process of foreclosure. The final disposition of these properties may result in a loss. The $6.3 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix. Our ratio of allowance for loan losses to non-performing assets increased from 151.29% at March 31, 2013 to 251.14% at March 31, 2014. That ratio at December 31, 2013 was 245.13%.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates. While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan. We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type. We currently have $10.5 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value. We typically make these loans only to well-qualified borrowers. None of these loans is delinquent more than 30 days. We also have $4.7 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines. None of these loans was delinquent more than 30 days. Our total high loan-to-value loans at March 31, 2014 were at 35% of capital, well under regulatory guidelines of 100% of capital. We have $16.2 million in home equity lines of credit, one of which was delinquent more than 30 days at March 31, 2014.

An analysis of the allowance for loan losses for the three months ended March 31, 2014 and 2013 follows:

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)

Balance at January 1	$6,348	$5,900
Loans charged off	96	(321)
Recoveries	142	83
Provision	---	400
Balance at March 31	$6,394	$6,062

At March 31, 2014, non-performing assets, consisting of non-accruing loans and other real estate owned, totaled $2.5 million compared to $2.6 million at December 31, 2013. In addition to our non-performing assets, we identified $20.9 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.

At March 31, 2014, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio. Our allowance for losses equaled 2.45% of net loans receivable and 267.64% of non-performing loans at March 31, 2014 compared to 2.43% and 246.81% at December 31, 2013, respectively. Our non-performing assets equaled 0.70% of total assets at both March 31, 2014 and December 31, 2013.

Non-Interest Income. Non-interest income for the three months ended March 31, 2014 decreased by $328,000, or 29.34%, compared to the same period in 2013. This was primarily due to a $241,000 decrease in the gain on sale of mortgage loans due to a decrease in loans sold from $11.7 million in the first quarter of 2013 to $3.4 million in the first quarter of 2014, a $97,000 decrease in the fees from the sale of non-bank investment products through our Money Concepts program due to less sales activity, and an $8,000 decrease in service charges and fee income primarily due to a lower volume of customer overdrafts. These were partially offset by a $12,000 increase in other income, primarily due to an increase in commercial loan prepayment fees and a $5,000 decrease in the loss recognized on the sale of OREO due to swing from a loss of $2,000 on the sale of an OREO property in the first quarter of 2013 to a $3,000 gain on the sale of a property in the same period of 2014.

Non-Interest Expense. Non-interest expense for the three months ended March 31, 2014 increased $63,000, or 2.36%, compared to the same period in 2013 due primarily to an $86,000 increase in occupancy costs related to snow removal, winter maintenance related expenses and higher utility charges due to the unusually harsh weather, an $18,000 increase in legal fees related to settling a small lawsuit, a $12,000 increase in computer costs due to an increase in the services offered and an $11,000 increase in other expenses due to slightly higher insurance and consulting fees. These were offset by a $35,000 decrease in advertising costs due to a decision to focus marketing dollars on our new branch opening in the second quarter and a $31,000 decrease in salaries and employee benefits due to less commission earned by loan originators due to less activity.

Income Tax Expense. Our income tax provision decreased by $104,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due primarily to decreased pre-tax income.

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

Our current internal policy for liquidity is 5% of total assets. Our liquidity ratio at March 31, 2014 was 22.11% as a percentage of total assets compared to 22.16% at December 31, 2013.

We anticipate that we will have sufficient funds available to meet current funding commitments. At March 31, 2014, we had outstanding commitments to originate loans and available lines of credit totaling $28.7 million and commitments to provide funds to complete current construction projects in the amount of $3.6 million. Certificates of deposit which will mature in one year or less totaled $73.9 million at March 31, 2014. Included in that number are $3.0 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We have $3.0 million FHLB advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $41.3 million at March 31, 2014 compared to $40.7 million at December 31, 2013, an increase of $556,000, or 1.37%, due primarily to net income of $520,000. Shareholders’ equity to total assets was 11.28% at March 31, 2014 compared to 11.08% at December 31, 2013.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of March 31, 2014 and December 31, 2013, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at March 31, 2014 and December 31, 2013 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total risk-based capital (to risk-weighted assets)	$44,254	17.5%	$20,249	8.0%	$25,311	10.0%
Tier I capital (to risk-weighted assets)	41,050	16.2	10,124	4.0	15,187	6.0
Tier I capital (to adjusted total assets)	41,050	11.2	10,993	3.0	18,322	5.0

As of December 31, 2013
Total risk-based capital (to risk-weighted assets)	$43,604	17.4%	$20,054	8.0%	$25,067	10.0%
Tier I capital (to risk-weighted assets)	40,431	16.1	10,027	4.0	15,040	6.0
Tier I capital (to adjusted total assets)	40,431	11.0	11,048	3.0	18,413	5.0

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

Evaluation of Disclosure Controls and Procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of March 31, 2014, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

In 2010, LSB Financial entered into a Memorandum of Understanding (the “MOU”) with the OTS under which LSB Financial agreed to take a number of actions to address concerns identified by the OTS in connection with its 2010 examination of the Bank. As a result of the Dodd-Frank Act, the Federal Reserve assumed responsibility for the MOU. By letter dated February 26, 2014, the Federal Reserve notified the Company that the MOU was terminated. Subsequently, as required by the Federal Reserve in the MOU termination letter, the Company’s Board of Directors adopted resolutions confirming the Company’s commitment to continue to obtain written approval from the Federal Reserve prior to declaring dividends, increasing debt or redeeming Company common stock.

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

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

January 1 – January 31, 2014	---	---	---	52,817

February 1 – February 28, 2014	---	---	---	52,817

March 1 – March 31, 2014	---	---	---	52,817

Total	---	---	---	52,817

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

LSB FINANCIAL CORP.
(Registrant)

Date: May 14, 2014	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 906 Certification

101
The following materials from the Company’s Form 10-Q for the quarterly period ending March 31, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income and Comprehensive Income; (iii) Consolidated Condensed Statements of Changes in Shareholders’ Equity; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements with detailed tagging of Notes and financial statement schedules.