Form 10-Q
period 2014-06-30
LSB FINANCIAL CORP
filed 2014-08-14
CIK 930405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is indicated below.

Class	Outstanding at August 10, 2014
Common Stock, $.01 par value per share	1,567,764 shares

LSB FINANCIAL CORP.

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

LSB FINANCIAL CORP.
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and due from banks	$16,735	$21,961
Interest-bearing deposits	8,311	2,237
Cash and cash equivalents	25,046	24,198
Interest-bearing time deposits	1,247	1,743
Available-for-sale securities	64,326	62,705
Loans held for sale	488	657
Total loans	259,840	261,051
Less: Allowance for loan losses	(6,088)	(6,348)
Net loans	253,752	254,703
Premises and equipment, net	8,370	7,933
Federal Home Loan Bank stock, at cost	3,185	3,185
Bank-owned life insurance	6,817	6,745
Interest receivable and other assets	5,457	5,712
Total assets	$368,688	$367,581

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$314,510	$314,620
Federal Home Loan Bank advances	10,000	10,000
Interest payable and other liabilities	2,568	2,234
Total liabilities	327,078	326,854

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value
Authorized - 7,000,000 shares Issued and outstanding 2014 - 1,567,764 shares 2013 - 1,564,838 shares,	15	15
Additional paid-in-capital	11,451	11,348
Retained earnings	30,154	29,658
Accumulated other comprehensive loss	(10)	(294)
Total shareholders’ equity	41,610	40,727

Total liabilities and shareholders’ equity	$368,688	$367,581

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest and Dividend Income
Loans	$2,897	$3,261	$5,836	$6,738
Securities
Taxable	228	141	465	245
Tax-exempt	62	49	123	94
Other	6	11	13	27
Total interest and dividend income	3,193	3,462	6,437	7,104
Interest Expense
Deposits	423	537	859	1,106
Borrowings	59	59	118	138
Total interest expense	482	596	977	1,244
Net Interest Income	2,711	2,866	5,460	5,860

Provision for Loan Losses	100	225	100	625
Net Interest Income After Provision for Loan Losses	2,611	2,641	5,360	5,235

Non-interest Income
Deposit account service charges and fees	302	300	566	573
Net gains on loan sales	327	527	516	957
Gain (loss) on other real estate owned	(3)	---	1	(2)
Other	319	331	653	749
Total non-interest income	945	1,158	1,736	2,277

Non-Interest Expense
Salaries and employee benefits	1,480	1,551	2,976	3,078
Net occupancy and equipment expense	313	321	718	640
Computer service	158	156	312	297
Advertising	81	97	161	212
FDIC insurance premiums	117	117	232	233
Other	824	528	1,312	985
Total non-interest expense	2,973	2,770	5,711	5,445

Income Before Income Taxes	583	1,029	1,385	2,067
Provision for Income Taxes	325	365	607	750
Net Income	$258	$664	$778	$1,317
Unrealized appreciation (depreciation) on available-for-sale securities net of taxes of $109 and ($391) for the three months ended June 30, 2014 and 2013, and of $189 and ($384), for the six months ended June 30, 2014 and 2013, respectively	165	(587)	284	(576)
Total comprehensive income	$423	$77	$1,062	$741

Basic Earnings Per Share	$0.16	$0.43	$0.50	$0.85
Diluted Earnings Per Share	$0.16	$0.42	$0.49	$0.85
Dividends Declared Per Share	$0.09	$0.05	$0.18	$0.10

See notes to consolidated condensed financial statements

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2014 and 2013
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2013	$15	$11,121	$27,495	$324	$38,955
Net income			1,317		1,317
Other comprehensive loss				(576)	(576)
Stock options exercised (1,110 shares)		14			14
Tax benefit related to stock options exercised		3			3
Dividends on common stock, $0.10 per share			(156)		(156)
Share-based compensation expense		13			13
Balance, June 30, 2013	$15	$11,151	$28,656	$(252)	$39,570

Balance, January 1, 2014	$15	$11,348	$29,658	$(294)	$40,727
Net income			778		778
Other comprehensive income				284	284
Stock options exercised (2,926 shares)		36			36
Tax benefit related to stock options exercised		5			5
Dividends on common stock, $0.18 per share			(282)		(282)
Share-based compensation expense		62			62
Balance, June 30, 2014	$15	$11,451	$30,154	$(10)	$41,610

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Operating Activities
Net income	$778	$1,317
Items not requiring (providing) cash
Depreciation	235	224
Provision for loan losses	100	625
Amortization of premiums and discounts on securities	158	103
Gain (loss) on sale of other real estate owned	(1)	2
Gain on sale of loans	(516)	(957)
Loans originated for sale	(11,324)	(28,669)
Proceeds on loans sold	12,009	29,513
Amortization of stock options	62	13
Changes in
Interest receivable and other assets	282	(457)
Interest payable and other liabilities	145	352
Net cash provided by operating activities	1,928	2,066

Investing Activities
Net change in interest-bearing deposits	498	---
Purchases of available-for-sale securities	(6,273)	(21,795)
Proceeds from paydowns and maturities of available-for-sale securities	4,966	948
Net change in loans	675	12,474
Proceeds from sale of other real estate owned	77	254
Purchase of premises and equipment	(672)	(398)
Net cash used in investing activities	(729)	(8,517)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	8,887	9,195
Net change in certificates of deposit	(8,997)	(3,976)
Repayment of Federal Home Loan Bank advances	---	(5,000)
Proceeds from stock options exercised	36	14
Tax benefits related to stock options exercised	5	3
Dividends paid	(282)	(156)
Net cash provided by (used in) financing activities	(351)	80

Increase (Decrease) in Cash and Cash Equivalents	848	(6,371)
Cash and Cash Equivalents, Beginning of Period	24,198	31,421
Cash and Cash Equivalents, End of Period	$25,046	$25,050

Supplemental Cash Flows Information
Interest paid	$972	$1,284
Income taxes paid	620	1,275

Supplemental Non-Cash Disclosures
Capitalization of mortgage servicing rights	113	192
Loans transferred to other real estate owned	176	162

See notes to consolidated condensed financial statements.

LSB FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
June 30, 2014

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

Note 2 – Principles of Consolidation

The accompanying financial statements include the accounts of LSB Financial Corp. (“LSB Financial” or the “Company”), its wholly owned subsidiary Lafayette Savings Bank, FSB (“Lafayette Savings” or the “Bank”), and Lafayette Savings’ wholly owned subsidiary, L.S.B. Service Corporation. All significant intercompany transactions have been eliminated upon consolidation.

Note 3 – Earnings per share

Earnings per share are based upon the weighted average number of shares outstanding during the period. Diluted earnings per share further assume the issuance of any potentially dilutive shares. For the three and six month periods ended June 30, 2014, 76,272 shares related to stock options outstanding were dilutive and none were antidilutive.  For the three and six month periods ended June 30, 2013, 35,815 shares related to stock options outstanding were dilutive and 14,885 were antidilutive.

The following table presents information about the number of shares used to compute earnings per share and the results of the computations:

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Weighted average shares outstanding	1,566,171	1,557,082	1,566,618	1,556,492
Stock options	13,351	5,853	10,661	4,725
Shares used to compute diluted earnings per share	1,579,522	1,562,935	1,577,279	1,561,217
Basic earnings per share	$0.16	$0.43	$0.50	$0.85
Diluted earnings per share	$0.16	$0.42	$0.49	$0.85

Note 4 – Pending merger

On June 4, 2014, the Company and Old National Bancorp (“Old National”) jointly announced the signing of a definitive agreement on June 3, 2014 (the “Merger Agreement”) pursuant to which the Company will be merged with and into Old National (the “Merger”). Simultaneously with the Merger, the Bank will merge with and into Old National Bank, a national banking association and wholly-owned subsidiary of Old National.

Under the terms of the Merger Agreement, which was approved by the boards of directors of both companies, Company shareholders will receive 2.269 shares of Old National common stock and $10.63 in cash (fixed) for each share of Company common stock. As provided in the Merger Agreement, the exchange ratio is subject to certain adjustments, calculated prior to closing, in the event shareholders’ equity of the Company is below a specified amount.

When the Merger becomes effective, each outstanding option to purchase Company common stock will fully vest (if unvested) and be converted into the right to receive in cash an amount equal to the positive difference, if any, of $10.63 plus the Merger exchange ratio (as may be adjusted as described above) multiplied by the Average ONB Closing Price (as defined in the Merger Agreement) less the option exercise price, subject to the consent of option holders. As previously disclosed, two employees will terminate their employment agreements on or before the closing of the Merger and will receive the change of control payments to which they are entitled under their existing employment agreements.

In addition, the Company has agreed to pay Old National a termination fee of $3,000,000 upon termination of the Merger Agreement if (1) the Company’s Board of Directors fails to recommend the Merger to its shareholders, makes an adverse recommendation or enters into or announces a competing acquisition proposal, or fails to publicly reaffirm its recommendation of the Merger upon Old National’s request; (2) the Company’s shareholders vote against the Merger or a quorum is not convened, and 12 months later the Company is acquired by a third party; or (3) the Merger Agreement is terminated because the Merger is not consummated by March 31, 2015, and prior to that date the Company receives an acquisition proposal that closes within 12 months after termination of the Merger Agreement.

The transaction is expected to close in the fourth quarter of 2014. It remains subject to approval by the Company’s shareholders at a special meeting called and to be held on September 3, 2014, and approval by federal regulatory authorities as well as the satisfaction of other customary closing conditions provided in the Merger Agreement.

Note 5 – Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Approximate Fair Value
		(In thousands)
Available-for-sale Securities:
June 30, 2014 (Unaudited)
U.S. Treasury bonds	$2,927	$8	$	---	$2,935
U.S. Government sponsored agencies	25,686	38		(253)	25,471
Mortgage-backed securities– government sponsored entities	18,052	152		(104)	18,100
Corporate bonds	1,041	12		---	1,053
State and political subdivisions	16,644	180		(57)	16,767
	$64,350	$390		$(414)	$64,326
Available-for-sale Securities:
December 31, 2013
U.S. Government sponsored agencies	$28,982	$39		$(417)	$28,604
Mortgage-backed securities–government sponsored entities	16,704	122		(227)	16,599
Corporate bonds	1,050	13		---	1,063
State and political subdivisions	16,465	172		(198)	16,439
	$63,201	$346		$(842)	$62,705

The amortized cost and fair value of available-for-sale securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(Unaudited; In thousands)

Within one year	$1,267	$1,275
One to five years	38,626	38,632
Five to ten years	6,405	6,319
After ten years	---	---
	46,298	46,226

Mortgage-backed securities	18,052	18,100

Totals	$64,350	$64,326

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1.8 million at June 30, 2014 and at December 31, 2013. Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 and December 31, 2013 was $36.6 million and $40.8 million, which is approximately 57% and 65%, respectively, of the Company’s available-for-sale investment portfolio.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	Less Than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In thousands)
June 30, 2014 (Unaudited)
U.S. Government sponsored agencies	$9,891	$16		$10,855		$237	$20,746	$253
Mortgage-backed securities–government sponsored entities	6,640	29		2,616		75	9,256	104
State and political subdivisions	1,579	7		4,971		50	6,550	57
Total temporarily impaired securities	$18,110	$52		$18,442		$362	$36,552	$414

December 31, 2013
U.S. Government sponsored agencies	$21,587	$417	$	---	$	---	$21,587	$417
Mortgage-backed securities–government sponsored entities	9,781	226		7		1	9,788	227
State and political subdivisions	9,401	198		---		---	9,401	198
Total temporarily impaired securities	$40,769	$841		$7		$1	$40,776	$842

U.S. Government Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the

Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Residential Mortgage-backed Securities

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

State and Political Subdivisions

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Note 6 - Loans and Allowance for Loan Losses

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

Categories of loans include:

	June 30, 2014 (Unaudited)	December 31, 2013
Real Estate	(In thousands)
One- to four-family residential	$97,498	$98,061
Multi-family residential	51,270	49,866
Commercial real estate	71,209	72,030
Construction and land development	16,066	15,318
Commercial	10,290	11,461
Consumer and other	1,260	1,160
Home equity lines of credit	16,059	16,050
Total loans	263,652	263,946
Less
Net deferred loan fees, premiums and discounts	(425)	(408)
Undisbursed portion of loans	(3,387)	(2,487)
Allowance for loan losses	(6,088)	(6,348)
Net loans	$253,752	$254,703

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

Additional information on the allocation of loan loss reserves by loan category, which does not include loans held for sale, for the three and six month periods ended June 30, 2014 and June 30, 2013 and for the year ended December 31, 2013 is provided below.

	Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended June 30, 2014 (Unaudited)

Three Months Ended June 30, 2014	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land		Consumer and Home Equity	Total
	(In thousands)
Allowance for losses
Beginning balance	$535	$772	$1,069	$1,112	$2,494	$44		$110	$258	$6,394
Provision charged to expense	125	(130)	209	(87)	58	(1)		(39)	(35)	100
Losses charged off	(100)	---	(251)	---	(109)	---		---	---	(460)
Recoveries	16	5	18	1	---	---		14	---	54
Ending balance	$576	$647	$1,045	$1,026	$2,443	$43	$	,85	$223	$6,088

	Allowance for Loan Losses and Recorded Investment in Loans for the Six Months Ended June 30, 2014 (Unaudited)
Six Months Ended June 30, 2014	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land	Consumer and Home Equity		Total
				(In thousands)
Allowance for losses
Beginning balance	$649	$753	$1,045	$1,023	$2,436		$38	$146		$258	$6,348
Provision charged to expense	(6)	(111)	199	1	188		4	(140)		(35)	100
Losses charged off	(100)	---	(272)	---	(184)		---	---		---	(556)
Recoveries	33	5	73	2	4		---	79		---	196
Ending balance	$576	$647	$1,045	$1,026	$2,444		$42	$85		$223	$6,088
ALL individually evaluated	$5	$19	$117	$65	$748	$	---	$1	$	---	$955
ALL collectively evaluated	571	628	928	961	1,696		42	84		223	5,133
Total ALLL	$576	$647	$1,045	$1,026	$2,444		$42	$85		$223	$6,088
Loans individually evaluated	$1,073	$869	$2,181	$755	$6,567	$	---	$554		$90	$12,089
Loans collectively evaluated	9,217	52,852	41,596	50,515	64,642		7,407	8,105		17,229	251,563
Total loans evaluated	$10,290	$53,721	$43,777	$51,270	$71,209		$7,407	$8,659		$17,319	$263,652

	Allowance for Loan Losses and Recorded Investment in Loans for the Three Months Ended June 30, 2013 (Unaudited)
Three Months Ended June 30, 2013	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction	Land	Consumer and Home Equity	Total
	(In thousands)
Allowance for losses
Beginning balance	$859	$525	$1,053	$981	$2,135	$42	$290	$177	$6,062
Provision charged to expense	55	26	(119)	20	124	4	57	58	225
Losses charged off	---	---	---	---	---	---	(10)	---	(10)
Recoveries	1	1	56	---	---	---	11	---	69
Ending balance	$915	$552	$990	$1,001	$2,259	$46	$348	$235	$6,346

	Allowance for Loan Losses and Recorded Investment in Loans for the Six Months Ended June 30, 2013 (Unaudited)
Six Months Ended June 30, 2013	Commercial		Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- family	Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
					(In thousands)
Allowance for losses
Beginning balance		$633	$589	$1,022	$1,055	$2,177		$62	$154	$208	$5,900
Provision charged to expense		294	(38)	93	(54)	133		(16)	186	27	625
Losses charged off		(29)	---	(241)	---	(51)		---	(10)	---	(331)
Recoveries		17	1	116	---	---		---	18	---	152
Ending balance		$915	$552	$990	$1,001	$2,259		$46	$348	$235	$6,346
ALL individually evaluated	$	---	$10	$20	$17	$530	$	---	$47	$40	$664
ALL collectively evaluated		915	542	970	984	1,729		46	301	195	5,682
Total ALLL		$915	$552	$990	$1,001	$2,259		$46	$348	$235	$6,346
Loans individually evaluated		$7	$1,319	$5,978	$2,158	$8,637	$	---	$829	$156	$19,084
Loans collectively evaluated		12,911	43,934	42,345	59,300	64,338		8,009	10,353	16,829	258,019
Total loans evaluated		$12,918	$45,253	$48,323	$61,458	$72,975		$8,009	$11,182	$16,985	$277,103

	Allowance for Loan Losses and Recorded Investment in Loans at December 31, 2013

ALL individually evaluated	$5	$13	$30	$	---	$749	$	---	$1	$	---	$798
ALL collectively evaluated	644	740	1,015		1,023	1,687		38	145		258	5,550
Total ALLL	$649	$753	$1,045		$1,023	$2,436		$38	$146		$258	$6,348
Loans individually evaluated	$1,250	$921	$2,820		$522	$6,703	$	---	$779		$90	$13,085
Loans collectively evaluated	10,211	51,098	43,222		49,344	65,327		5,446	9,093		17,120	250,861
Total loans evaluated	$11,461	$52,019	$46,042		$49,866	$72,030		$5,446	$9,872		$17,210	$263,946

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

The following table provides an analysis of loan quality using the above designations, based on property type at June 30, 2014.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
	(Unaudited; In thousands)

1- Superior	$16	$3,550	$216	$	---	$96	$	---	$72	$1,764	$5,714
2 - Good	2,648	26,264	3,288		3,015	12,759		2,663	1,755	11,172	63,564
3 - Pass Low risk	3,298	17,138	11,740		19,970	20,512		3,880	4,573	3,647	84,758
4 - Pass	1,555	4,667	21,655		19,999	19,763		864	1,551	686	70,740
4W - Watch	422	1,246	4,359		6,555	7,120		---	54	14	19,770
5 - Special mention	---	196	---		1,673	2,761		---	154	36	4,820
6 - Substandard	2,351	660	2,519		58	8,198		---	500	---	14,286
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$10,290	$53,721	$43,777		$51,270	$71,209		$7,407	$8,659	$17,319	$263,652

The following table provides an analysis of loan quality using the above designations, based on property type at December 31, 2013.

Credit Rating	Commercial	Owner Occupied 1-4	Non-owner Occupied 1-4	Multi- Family		Commercial Real Estate	Construction		Land	Consumer and Home Equity	Total
				(In thousands)

1- Superior	$20	$3,703	$427	$	---	$98	$	---	$139	$1,854	$6,241
2 - Good	1,528	24,965	3,307		1,755	10,784		2,393	1,752	11,419	57,903
3 - Pass Low risk	3,872	16,321	10,896		22,131	16,340		2,806	4,552	3,274	80,192
4 - Pass	3,035	5,088	22,579		19,006	23,604		247	2,239	589	76,387
4W - Watch	860	926	4,518		5,447	12,397		---	85	35	24,268
5 - Special mention	---	274	1,248		1,461	343		---	412	38	3,776
6 - Substandard	2,146	742	3,067		66	8,464		---	693	1	15,179
7 - Doubtful	---	---	---		---	---		---	---	---	---
8 - Loss	---	---	---		---	---		---	---	---	---
Total	$11,461	$52,019	$46,042		$49,866	$72,030		$5,446	$9,872	$17,210	$263,946

Analyses of past due loans segregated by loan type as of June 30, 2014 and December 31, 2013 are provided below.

	Loan Portfolio Aging Analysis as of June 30, 2014

	30-59 Days		60-89 Days		Over 90 Days	Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
						(Unaudited; In thousands)

Commercial	$	---	$	---	$40	$40	$10,250	$10,290	$	---	$	---
Owner occupied 1-4		49		391	---	440	53,281	53,721		242		---
Non-owner occupied 1-4		110		288	481	879	42,898	43,777		510		---
Multi-family		---		---	---	---	51,270	51,270		58		---
Commercial real estate		13		---	---	13	71,196	71,209		---		---
Construction		---		---	---	---	7,407	7,407		---		---
Land		---		---	---	---	8,659	8,659		---		---
Consumer and home equity		13		---	---	13	17,307	17,319		---		---
Total		$185		$679	$521	$1,385	$262,267	$263,652		$810	$	---

	Loan Portfolio Aging Analysis as of December 31, 2013

	30-59 Days		60-89 Days	Over 90 Days		Total Past Due	Current	Total Loans	Under 90 Days and Not Accruing		Total 90 Days and Accruing
						(In thousands)

Commercial	$	---	$140	$	---	$140	$11,321	$11,461	$	---	$	---
Owner occupied 1-4		84	---		---	84	51,935	52,019		553		---
Non-owner occupied 1-4		362	183		1,152	1,697	44,345	46,042		554		---
Multi-family		---	65		---	65	49,801	49,866		65		---
Commercial real estate		---	---		111	111	71,919	72,030		16		---
Construction		---	---		---	---	5,446	5,446		---		---
Land		35	---		121	156	9,716	9,872		---		---
Consumer and home equity		2	---		---	2	17,208	17,210		---		---
Total		$483	$388		$1,384	$2,255	$261,691	$263,946		$1,188	$	---

Impaired loans are those for which we believe it is probable that we will not collect all principal and interest due in accordance with the original terms of the loan agreement. The following tables present impaired loans and interest recognized on them as of and for the quarter and six months ended June 30, 2014, for the year ended December 31, 2013, and for the quarter and six months ended June 30, 2013.

	Impaired Loans as of and for the Quarter and Six Months ended June 30, 2014 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized		Year to date Interest Income Recognized
	(In thousands)
Loans without specific valuation allowance
Commercial	$40	$140	$	---	$90	$60	$	---	$	---
Owner occupied 1-4	730	765		---	755	768		9		20
Non owner occupied 1-4	1,707	1,932		---	2,010	2,200		20		44
Multi-family	501	522		---	506	511		5		17
Commercial Real Estate	2,211	2,235		---	2,223	2,299		29		60
Construction	---	---		---	---	---		---		---
Land	500	610		---	500	565		---		10
Consumer and Home Equity	90	100		---	90	90		1		2
Total loans without a specific valuation allowance	5,779	6,304		---	6,174	6,493		64		153

Loans with a specific valuation allowance
Commercial	1,033	1,033		5	1,041	1,111		15		30
Owner occupied 1-4	139	145		19	140	136		2		5
Non owner occupied 1-4	474	475		117	361	361		1		3
Multi-family	254	253		65	255	170		3		3
Commercial Real Estate	4,356	4,357		748	4,369	4,330		59		105
Construction	---	---		---	---	---		---		---
Land	54	54		1	65	71		1		2
Consumer and Home Equity	---	---		---	---	---		---		---
Total loans with a specific valuation allowance	6,310	6,317		955	6,231	6,179		81		148

Total
Commercial	1,073	1,173		5	1,131	1,171		15		30
Owner occupied 1-4	869	910		19	895	904		11		25
Non owner occupied 1-4	2,181	2,407		117	2,371	2,561		21		47
Multi-family	755	775		65	761	681		8		20
Commercial Real Estate	6,567	6,592		748	6,592	6,629		88		165
Construction	---	---		---	---	---		---		---
Land	554	664		1	565	636		1		12
Consumer and Home Equity	90	100		---	90	90		1		2
Total impaired loans	$12,089	$12,621		$955	$12,405	$12,672		$145		$301

	Impaired loans for the Quarter and Six Months Ended June 30, 2013 (Unaudited)
	Recorded Balance		Unpaid Principal Balance		Specific Allowance		Quarterly Average Impaired Loans	Year to date Average Impaired Loans	Quarterly Interest Income Recognized		Year to date Interest Income Recognized
	(In thousands)
Loans without specific valuation allowance
Commercial	$	---	$	---	$	---	$13	$25	$	---	$	---
Owner occupied 1-4		793		922		---	1,259	1,294		22		14
Non owner occupied 1-4		2,543		3,264		---	5,685	5,679		71		166
Multi-family		522		541		---	2,094	2,333		26		61
Commercial Real Estate		2,452		2,646		---	2,959	3,528		82		127
Construction		---		---		---	---	---		---		---
Land		694		959		---	729	946		6		---
Consumer and Home Equity		90		91		---	91	91		1		3
Total loans without a specific valuation allowance		7,094		8,423		---	12,830	13,896		208		371

Loans with a specific valuation allowance
Commercial		1,250		1,250		5	---	---		---		---
Owner occupied 1-4		128		132		13	229	230		2		---
Non owner occupied 1-4		277		277		30	269	273		---		1
Multi-family		---		---		---	72	74		1		---
Commercial Real Estate		4,251		3,769		749	3,425	2,806		99		26
Construction		---		---		---	---	---		---		---
Land		85		85		1	52	35		1		---
Consumer and Home Equity		---		---		---	46	39		---		---
Total loans with a specific valuation allowance		5,991		5,513		798	4,093	3,457		103		27

Total
Commercial		1,250		1,250		5	13	25		---		---
Owner occupied 1-4		921		1,054		13	1,488	1,524		24		14
Non owner occupied 1-4		2,820		3,541		30	5,954	5,952		71		167
Multi-family		522		541		---	2,166	2,407		27		61
Commercial Real Estate		6,703		6,415		749	6,384	6,334		181		153
Construction		---		---		---	---	---		---		---
Land		779		1,044		1	782	981		7		---
Consumer and Home Equity		90		91		---	136	130		1		3
Total impaired loans		$13,085		$13,936		$798	$16,923	$17,353		$311		$397

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

The following table gives a breakdown of non-accruing loans by loan class at June 30, 2014 and at December 31, 2013.

Loan Class	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)

Commercial	$40	$	---
Owner occupied 1-4	242		553
Non-owner occupied 1-4	991		1,706
Multi-family	58		66
Commercial real estate	---		126
Land	---		21
Total	$1,331		$2,572

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

Loans to related parties at June 30, 2014 totaled $1.4 million. Loans to related parties at December 31, 2013 of $2.6 million were reduced by paydowns of $1.2 million. There was no new debt.

The following tables present information regarding troubled debt restructurings by class for the three months ended June 30, 2013 and the six months ended June 30, 2014 and June 30, 2013.  There were no restructurings in the three months ended June 30, 2014.

	Newly Classified Troubled Debt Restructurings for the Three Months ended June 30, 2013
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification
	(Unaudited) (Dollars in thousands)
Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		38		38	Below market rate
Non owner occupied 1-4	2		277		277	Term
Multi-family	---		---		---	---
Commercial Real Estate	1		778		760	Term
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	1		29		29	Term
Total	5		$1,122		$1,104

	Newly Classified Troubled Debt Restructurings for the Six Months ended June 30, 2014
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

	Newly Classified Troubled Debt Restructurings for the Six Months ended June 30, 2013
	Number of loans	Pre-modification Recorded Balance		Post-modification Recorded Balance		Type of Modification
		(Unaudited) (Dollars in thousands)

Commercial	---	$	---	$	---	---
Owner occupied 1-4	1		38		38	Below market rate
Non owner occupied 1-4	7		1,520		1,246	A/B note, payment adjustment, term
Multi-family	---		---		---	---
Commercial Real Estate	1		778		761	Term
Construction	---		---		---	---
Land	---		---		---	---
Consumer and home equity	1		29		29	Term
Total	10		$2,365		$2,074

There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the three months ended June 30, 2014 or 2013. As of June 30, 2014, borrowers with loans designated as troubled debt restructures and totaling $10.8 million met the criteria for placement back on accrual status. These criteria are a minimum of six months payment performance under existing or modified terms.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
				(In thousands)

Available-for-sale securities
June 30, 2014 (Unaudited)
U.S. treasury bonds	$2,935	$	---	$2,935	$	---
U.S. government-sponsored agencies	25,471		---	25,471		---
Mortgage-backed securities	18,100		---	18,100		---
Corporate bonds	1,053		---	1,053		---
State and political subdivision securities	16,767		---	16,767		---
Totals	$64,326	$	---	$64,326	$	---

December 31, 2013
U.S. government-sponsored agencies	$28,604	$	---	$28,604	$	---
Mortgage-backed securities	16,599		---	16,599		---
Corporate bonds	1,063		---	1,063		---
State and political subdivision securities	16,439		---	16,439		---
Totals	$62,705	$	---	$62,705	$	---

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the quarter ended June 30, 2014.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)

June 30, 2014 (Unaudited)

Collateral-dependent impaired loans	$ 778	---	---	$ 778

December 31, 2013

Collateral-dependent impaired loans	$3,637	---	---	$3,637

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at June 30, 2014 and December 31, 2013.

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(Unaudited; In thousands)
June 30, 2014:
Collateral-dependent impaired loans	$ 778	Market comparable properties	Marketability discount	10%-20%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
December 31, 2013:	(Unaudited; In thousands)

Collateral-dependent impaired loans	$ 3,637	Market comparable properties	Marketability discount	10%-20%

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014 (Unaudited)
Financial assets
Cash and cash equivalents	$25,046	$25,046	$	---	$	---
Interest-bearing time deposits	1,247	---		1,247		---
Loans held for sale	488	---		488		---
Loans, net of allowance for losses	253,752	---		---		264,899
Federal Home Loan Bank stock	3,185	---		3,185		---
Mortgage servicing rights	1,128	---		1,128		---
Accrued interest receivable	1,130	---		1,130		---

Financial liabilities
Transaction and savings deposits	193,993	193,993		---		---
Time deposits	120,517	---		---		121,560
Federal Home Loan Bank advances	10,000	---		10,235		---
Accrued interest payable	39	---		39		---

December 31, 2013:
Financial assets
Cash and cash equivalents	$24,198	$24,198	$	---	$	---
Interest-bearing time deposits	1,743	---		1,743		---
Loans held for sale	657	---		657		---
Loans, net of allowance for losses	254,703	---		---		265,715
Federal Home Loan Bank stock	3,185	---		3,185		---
Mortgage servicing rights	1,087	---		1,087		---
Accrued interest receivable	1,114	---		1,114		---

Financial liabilities
Transaction and savings deposits	185,106	185,106		---		---
Time deposits	129,514	---		---		130,892
Federal Home Loan Bank advances	10,000	---		10,289		---
Accrued interest payable	34	---		34		---

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

Federal Home Loan Bank Advances

Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by the Federal Home Loan Bank.

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

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments was not material at June 30, 2014 and December 31, 2013.

Note 8 –Accounting Developments

Accounting Standards Update No. 2014-08- Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity – In April 2014, FASB issued ASU 2014-08. This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed the criteria for reporting discontinued operations and related reporting requirements, including the provision for disclosures about the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-09- Revenue from Contracts with Customers – In May 2014, FASB, in joint cooperation with the International Accounting Standards Board (“IASB”), issued ASU 2014-09. The topic of revenue recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a common framework and reduces the number of requirements which an entity must consider in recognizing revenue and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-11- Transfers and Servicing – In June 2014, FASB issued ASU 2014-11. This update addresses the concerns of stakeholders by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for the first interim or annual reporting period beginning after December 15, 2014, since the Company is a “public business entity” within the meaning of ASU 2013-12. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-12- Compensation – Stock Compensation – In June 2014, FASB issued ASU 2014-12. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.”  Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.  The amendments in this Update are effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Merger Update

On June 4, 2014, the Company and Old National Bancorp (“Old National”) jointly announced the signing of a definitive agreement on June 3, 2014 (the “Merger Agreement”) pursuant to which the Company will be merged with and into Old National (the “Merger”). Simultaneously with the Merger, the Bank will merge with and into Old National Bank, a national banking association and wholly-owned subsidiary of Old National.

Under the terms of the Merger Agreement, which was approved by the boards of directors of both companies, Company shareholders will receive 2.269 shares of Old National common stock and $10.63 in cash (fixed) for each share of Company common stock. As provided in the Merger Agreement, the exchange ratio is subject to certain adjustments, calculated prior to closing, in the event shareholders’ equity of the Company is below a specified amount.
When the Merger becomes effective, each outstanding option to purchase Company common stock will fully vest (if unvested) and be converted into the right to receive in cash an amount equal to the positive difference, if any, of $10.63 plus the Merger exchange ratio (as may be adjusted as described above) multiplied by the Average ONB Closing Price (as defined in the Merger Agreement) less the option exercise price, subject to the consent of option holders. As previously disclosed, two employees will terminate their employment agreements on or before the closing of the Merger and will receive the change of control payments to which they are entitled under their existing employment agreements.

In addition, the Company has agreed to pay Old National a termination fee of $3,000,000 upon termination of the Merger Agreement if (1) the Company’s Board of Directors fails to recommend the Merger to its shareholders, makes an adverse recommendation or enters into or announces a competing acquisition proposal, or fails to publicly reaffirm its recommendation of the Merger upon Old National’s request; (2) the Company’s shareholders vote against the Merger or a quorum is not convened, and 12 months later the Company is acquired by a third party; or (3) the Merger Agreement is terminated because the Merger is not consummated by March 31, 2015, and prior to that date the Company receives an acquisition proposal that closes within 12 months after termination of the Merger Agreement.

The transaction is expected to close in the fourth quarter of 2014. It remains subject to approval by the Company’s shareholders at a special meeting called and to be held on September 3, 2014, and approval by federal regulatory authorities as well as the satisfaction of other customary closing conditions provided in the Merger Agreement.

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

Tippecanoe County typically shows better growth and lower unemployment rates than Indiana or the national economy because of the diverse employment base. The Tippecanoe County unemployment rate peaked at 10.6% in July 2009 and at June 30, 2014 was at 6.2% compared to 5.9% for Indiana and 6.1% nationally. Because of the high percentage of jobs in education, the unemployment rate in the county consistently shows an increase in unemployment during the summer months, averaging about a 1.7% increase in the unemployment rate. The local housing market has remained fairly stable for the last several years with no price bubble and no resulting price swings. As of the most recent first quarter results provided by the Federal Housing Finance Agency, the five year percent change in house prices for the Lafayette Metropolitan Statistical Area (“MSA”) was a 1.44% decrease with the one-year change a 1.04% decrease. For the third quarter of 2013, housing prices in the MSA increased 0.67%. The 172 single family building permits issued in the first five months of 2014 in Tippecanoe County were just slightly over the five-year average of 170.  There were 457 new home starts in 2013.

The area’s diversity did not make us immune to the ongoing effects of the recession; however, growth continues, although still not at the same rate as before the recession. Current signs of recovery, based on a report from Greater Lafayette Commerce, include increasing manufacturing employment, a continuing commitment to new facilities and renovations at Purdue University, and signs of renewed activity in residential development projects. Capital investments announced and/or made in 2013 totaled over $1 billion compared to $605 million in 2012. Purdue, the area’s largest employer, had enrollment of almost 39,000 in the fall 2013 semester.

Subaru, the area’s largest industrial employer and producer of the Subaru Legacy, Outback and Tribeca, recently announced addition of more production capacity for a new model to be built there. They expect to hire 900 additional employees by 2016. Wabash National, the area’s second largest industrial employer, continues to secure contracts to maintain its production level. Nanshan America began operating its new aluminum extrusion plant in Lafayette in 2012 and expects to employ 200 people. Alcoa will be adding a 115,000 square foot aluminum lithium plant to begin production in 2014 and employ 75 people. While the developments noted above lead us to believe the most serious problems are behind us as increased hiring and new industry moving to town have continued, we expect the recovery to be long term. In addition GE Aviation has started work on a $100 million jet engine plant in Lafayette that will employ 200 people.

We have seen progress in our problem loans as more borrowers who had fallen behind on their loan payments are qualifying for troubled debt restructures, or have resumed payments or, less often, we have acquired control of their properties. The majority of our delinquent loans are secured by real estate and we believe we have sufficient reserves to cover incurred losses. The challenge is to get delinquent borrowers back on a workable payment schedule or if that is not feasible, to get control of their properties through an overburdened court system. In 2013, we acquired one property through foreclosure and sold two OREO properties. In the first half of 2014, we took four properties into OREO and have sold two.

The funds we use to make loans come primarily from deposits from customers in our market area, from brokered deposits and from Federal Home Loan Bank (“FHLB”) advances. In addition, we maintain an investment portfolio of available-for-sale securities to provide liquidity as needed. Our preference is to rely on local deposits unless the cost is not competitive, but if the need is immediate we will acquire pre-payable FHLB advances which are immediately available for member banks within their borrowing tolerance and can then be replaced with local or brokered deposits as they become available. We will also consider purchasing fixed term FHLB advances or brokered deposits as needed. We generally prefer brokered deposits over FHLB advances when the cost of raising money locally is not competitive. The brokered deposits are available with a range of terms, there is no collateral requirement and the money is predictable as it cannot be withdrawn early except in the case of the death of a depositor and there is no option to have the money rollover at maturity. Deposits in the first six months have remained fairly flat, decreasing by only $110,000, or 0.03%, from $314.6 million to $314.5 million. Our reliance on brokered funds as a percentage of total deposits decreased slightly in 2014 from 4.35% of deposits to 3.80%, from $13.7 million to $11.6 million. While we always welcome local deposits, the cost and convenience of brokered funds make them a useful alternative. We will also continue to rely on FHLB advances to provide immediate liquidity and help manage interest rate risk.

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

Financial Condition

SELECTED FINANCIAL CONDITION DATA
(Dollars in thousands)

	June 30,	December 31,	$	%
	2014	2013	Difference	Difference
	(Unaudited)

Total assets	$368,688	$367,581	1,107	0.30%

Loans receivable, including loans held for sale, net	254,240	255,360	(1,120)	(0.44)
1-4 family residential mortgage loans	97,498	98,719	(1,221)	(1.24)
Home equity lines of credit	16,060	16,050	10	0.06
Other real estate loans net of undisbursed portion of loans	138,545	137,213	1,332	0.97
Commercial business loans	10,290	11,461	(1,171)	(10.22)
Consumer loans	1,260	1,160	100	8.62
Loans sold (for six months and year, respectively)	12,009	45,272	(33,263)	(73.47)

Non-performing loans over 90 days past due	521	1,384	(863)	(62.36)
Loans less than 90 days past due, not accruing	810	1,188	(378)	(31.82)
Other real estate owned	117	18	99	550.00
Non-performing assets	1,448	2,590	(1,142)	(44.09)

Cash and due from banks	16,735	21,961	(5,226)	(23.80)
Available-for-sale securities	64,326	62,705	1,621	2.59
Short-term investments	8,311	2,237	6,074	271.5
Interest-bearing time deposits	1,247	1,743	(496)	(28.46)

Deposits	314,510	314,620	(110)	(0.03)
Core deposits	193,993	185,106	8,887	4.80
Time accounts	120,517	129,514	(8,997)	(6.95)
Brokered deposits	11,556	13,690	(2,134)	(15.59)

FHLB advances	10,000	10,000	---	---
Shareholders’ equity (net)	41,610	40,727	883	2.17

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Our total assets increased $1.1 million, or 0.30%, during the six months from December 31, 2013 to June 30, 2014. Primary components of this increase were a $1.1 million increase in securities and interest-bearing time deposits, an $848,000 net increase in cash and cash equivalents, and a $254,000 increase in fixed and other assets. These were offset by a $1.1 million decrease in net loans receivable including loans held for sale. The increase in securities and cash were primarily due to the investment of loan run-off in interest-earning securities. The decrease in loans was due to slow loan demand combined with continuing competition for existing loans.  We also opened a new branch this quarter to replace a leased facility.

Non-performing assets, which include non-accruing loans and foreclosed assets, decreased from $2.6 million at December 31, 2013 to $1.4 million at June 30, 2014. Changes in non-performing loans at June 30, 2014 compared to December 31, 2013 were primarily due to the Bank agreeing to short sales on $777,000, upgrading loans of $676,000, taking $142,000 into OREO and charging off

$36,000, offset by the addition of $437,000 of loans to non-accrual status due to concerns about the full collectability of principal and interest. In addition, we received principal payments of $48,000. Non-accruing loans at June 30, 2014 were comprised of $1.2 million, or 92.66%, of one- to four-family residential real estate loans; $58,000, or 4.33%, of multi-family residential real estate loans and $40,000, or 3.01%, of non-real estate loans. Non-performing assets at June 30, 2014 also included $117,000 of foreclosed property compared to $18,000 at December 31, 2013 with the addition of three non-owner occupied residential properties. At June 30, 2014, our allowance for loan losses equaled 2.34% of total loans compared to 2.43% at December 31, 2013. The allowance for loan losses at June 30, 2014 totaled 420.44% of non-performing assets compared to 245.13% at December 31, 2013, and 457.40% of non-performing loans at June 30, 2014 compared to 246.81% at December 31, 2013. Our non-performing assets equaled 0.39% of total assets at June 30, 2014 compared to 0.70% at December 31, 2013.

When a loan is added to our classified loan list, an impairment analysis is completed to determine expected losses upon final disposition of the property. An adjustment to loan loss reserves is made at that time for any anticipated losses. This analysis is updated quarterly thereafter. It may take up to two years to move a foreclosed property through the system to the point where we can obtain title to the property and dispose of it. We attempt to acquire properties through deeds in lieu of foreclosure if there are no other liens on the properties. We acquired four properties in the first quarter of 2014 through a sheriff’s sale and none in the second quarter. Although we believe we use the best information available to determine the adequacy of our allowance for loan losses, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances and/or economic conditions cause substantial changes in the estimates we use in making the determinations about the levels of the allowance for losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available at the time of their examination.

Shareholders’ equity increased from $40.7 million at December 31, 2013 to $41.6 million at June 30, 2014, an increase of $883,000, or 2.17%, primarily as a result of net income of $778,000. Shareholders’ equity to total assets was 11.29% at June 30, 2014 compared to 11.08% at December 31, 2013. Dividends to common shareholders for the six-month period ended June 30, 2014 were $.18 per share. As required by the Federal Reserve, the Company’s Board of Directors adopted resolutions confirming the Company’s commitment to continue to obtain written approval from the Federal Reserve prior to declaring dividends, increasing debt or redeeming Company common stock.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income earned on average interest-earning assets and the resulting yields on such assets, as well as the interest expense paid on average interest-bearing liabilities, and the rates paid on such liabilities. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Deposits at the Federal Reserve are included in interest-earning assets and not in cash accounts.

	Three months ended June 30,				Three months ended June 30,
	2014				2013
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Unaudited; Dollars in thousands)
Interest-Earning Assets:
Loans receivable(1)	$253,641		$2,897	4.57%	$270,939		$3,261	5.18%
Other investments	87,542		296	1.36	70,986		201	1.13
Total interest-earning assets	341,183		3,193	3.74	341,925		3,462	4.05
Interest-Bearing Liabilities
Savings deposits	32,342		5	0.06	31,759		5	0.06
Demand and NOW deposits	155,943		71	0.18	141,527		71	0.20
Time deposits	121,369		347	1.14	137,988		461	1.34
Borrowings	10,000		59	2.36	10,000		59	2.36
Total interest-bearing liabilities	319,654		482	0.60	321,274		596	0.74

Net interest income			$2,711				$2,866
Net interest rate spread				3.14%				3.31%
Net earning assets	$21,529				$20,651
Net yield on average interest-earning assets				3.18%				3.35%
Average interest-earning assets to average interest-bearing liabilities	1.07	x			1.06	x
_________________
(1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

	Six months ended June 30, 2014				Six months ended June 30, 2013
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable(1)	$254,861		$5,836	4.58%	$274,411		$6,738	4.91%
Other investments	86,272		601	1.39	67,859		366	1.08
Total interest-earning assets	341,133		6,437	3.77	342,270		7,104	4.15

Interest-Bearing Liabilities
Savings deposits	$31,351		9	0.06	$30,919		9	0.06
Demand and NOW deposits	155,890		144	0.18	138,707		148	0.21
Time deposits	122,326		706	1.15	139,908		949	1.36
Borrowings	10,000		118	2.36	11,667		138	2.37
Total interest-bearing liabilities	319,567		977	0.61	321,201		1,244	0.77

Net interest income			$5,460				$5,860
Net interest rate spread				3.16%				3.38%
Net earning assets	$21,566				$21,069
Net yield on average interest-earning assets				3.20%				3.42%
Average interest-earning assets to average interest-bearing liabilities	1.07	x			1.07	x

Results of Operations

Comparison of Operating Results for the Six Months and the Quarter ended June 30, 2014 and June 30, 2013

General.  Net income for the six months ended June 30, 2014 was $778,000, a decrease of $539,000, or 40.93%, from the six months ended June 30, 2013. The decrease was primarily due to a $541,000, or 23.76%, decrease in non-interest income, a $400,000, or 6.83%, decrease in net interest income and a $266,000, or 4.89%, increase in non-interest expenses, partially offset by a $525,000, or 84.00%, decrease in the provision for loan losses and a $143,000, or 19.07%, decrease in taxes.

Net income for the three months ended June 30, 2014 was $258,000, a decrease of $406,000, or 61.14%, from the three months ended June 30, 2013. The decrease was primarily due to a $213,000, or 18.39%, decrease in non-interest income, a $203,000, or 7.33%, increase in non-interest expenses and a $155,000, or 5.41%, decrease in net interest income, partially offset by a $125,000, or 55.56%, decrease in the provision for loan losses, and a $40,000, or 10.96%, decrease in taxes.

Net Interest Income. Net interest income for the six months ended June 30, 2014 decreased $400,000, or 6.83%, over the same period in 2013. This decrease was primarily due to a 22 basis point decline in our net interest rate spread as the average yield on interest-earning assets decreased by 38 basis points while the yield on interest-earning liabilities decreased by only 16 basis points. Interest-earning assets decreased by $1.1 million as the average balance of investment securities increased $18.4 million offset by a $19.6 million decrease in average loans receivable. The investment securities were purchased using excess cash balances and loan paydowns. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.42% to 3.20%.

Interest income on loans decreased $902,000, or 13.39%, for the six months ended June 30, 2014 compared to the same six months in 2013 because the average balance of loans held in our portfolio decreased by $19.6 million from $274.4 million for the six month period in 2013 to $254.9 million in 2014.  The average yield on loans decreased by 33 basis points from 4.91% to 4.58% over the same period.

Interest earned on other investments and FHLB stock increased by $235,000, or 64.21%, for the six months ended June 30, 2014 compared to the same period in 2013. This was primarily the result of an $18.4 million increase in the average balance of investments and FHLB stock from $67.9 million to $86.3 million over the same periods. The average yield increased from 1.08% to 1.39% over the comparable periods, an increase helped by our success in deploying cash items into higher earning investments.

Interest expense for the six months ended June 30, 2014 decreased $267,000, or 21.46%, compared to the same period in 2013 consisting of a $247,000 decrease in interest paid on deposits and a $20,000 decrease in interest on FHLB advances. The lower deposit costs were primarily due to a decrease in the average rate paid on deposits from 0.71% for the first six months of 2013 to 0.55% for the first six months of 2014. Average deposits were virtually unchanged during this period while we saw a $17.5 million decrease in the average balance of higher rate time deposits offset by a $17.1 million increase in the average balance of comparatively lower rate demand deposit accounts. The increase in demand deposit accounts was largely due to depositors opting for fund availability over higher rates, which could enable them to move their money into higher earning accounts when rates start to rise. The decrease in FHLB advance expense was primarily due to a decrease in the average balance of advances from $11.7 million for the first six months of 2013 to $10.0 million for the first six months of 2014 as we paid off a maturing advance since slow loan demand reduced our need for additional funds. The average rate on advances decreased from 2.37% to 2.36%.

Net interest income for the three months ended June 30, 2014 decreased $155,000, or 5.41%, over the same period in 2013. This decrease was primarily due to a 17 basis point decline in our net interest rate spread as the average yield on interest-earning assets decreased by 31 basis points while the yield on interest-earning liabilities decreased by only 14 basis points. Interest-earning assets decreased by $742,000 as the average balance of investment securities increased $16.6 million offset by a $17.3 million decrease in average loans receivable. The investment securities were purchased using excess cash balances and loan paydowns. Our net interest margin (net interest income divided by average interest-earning assets) decreased from 3.35% to 3.18%.

Interest income on loans decreased $364,000, or 11.16%, for the three months ended June 30, 2014 compared to the same three months in 2013 because the average balance of loans held in our portfolio decreased by $17.3 million from $270.9 million from the three month period in 2013 to $253.6 million in 2014. The average yield on loans fell from 5.18% to 4.57% over this period.

Interest earned on other investments and FHLB stock increased by $95,000, or 47.26%, for the three months ended June 30, 2014 compared to the same period in 2013. This was primarily the result of a $16.6 million increase in average investment securities and a 23 basis point increase in the average yield on the investments and FHLB stock from 1.13% to 1.36% over the comparable periods. The increase in rate was primarily due to the movement of cash into earning assets.

Interest expense for the three months ended June 30, 2014 decreased $114,000, or 19.13%, compared to the same period in 2013 consisting entirely of a decrease in interest paid on deposit accounts with the average rate on certificates of deposit falling from 1.34% for the three month period in 2013 to 1.14% for the same period in 2014 and by a $16.6 million decrease in the average balance of certificate accounts which were moved to lower rate transaction and savings accounts which  increased by $14.60 million. The increase in these balances was largely due to depositors opting for fund availability over higher rates until they feel more confident about the economic situation and preserving the option to move their money into higher earning accounts when rates start to rise.

Provision for Loan Losses. The evaluation of the level of loan loss reserves is an ongoing process that includes closely monitoring loan delinquencies. The following chart shows delinquent loans as well as a breakdown of non-performing assets.

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in thousands)

Loans delinquent 30-59 days	$185	$483	$118
Loans delinquent 60-89 days	679	388	719
Total delinquencies under 90 days	$864	$871	$837

Non-accruing loans	$1,331	$2,572	$3,804
OREO	117	18	162
Total non-performing assets	$1,448	$2,590	$3,966

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

Changes in non-performing loans at June 30, 2014 compared to December 31, 2013 were primarily due to the Bank agreeing to short sales on $777,000, upgrading loans of $676,000, taking $142,000 into OREO and charging off $36,000, offset by the addition of $437,000 of loans to non-accrual status due to concerns about the full collectability of principal and interest. In addition, we received principal payments of $48,000.

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

At June 30, 2014, our largest areas of concern were loans on one- to four-family non-owner occupied rental properties and to a lesser extent on loans on one- to four-family owner-occupied properties, loans on non-campus multi-family properties and commercial non-real estate loans. Loans totaling $991,000 on one- to four-family rental properties, $242,000 on one- to four-family owner-occupied properties, $58,000 on a multi-family  property and $40,000 on commercial non-real estate loans were past due more than 30 days at June 30, 2014. There has been some improvement in the local economy and we are seeing enough improvement in our one- to four-family rental property market to warrant restructuring a number of those relationships. However, we are working to decrease our concentrations in that sector, especially in non-campus housing.

We recorded a $100,000 provision for loan losses for the six months ended June 30, 2014 as a result of our analyses of our current loan portfolios, compared to $625,000 during the same period in 2013. The main reason for the decrease was the improvement in non-accruing and delinquent loans during the period. During the first six months of 2014, the net cost of taking properties into OREO and charging off losses was $556,000. We had recoveries of $196,000. We expect to obtain possession of more properties in 2014 that are currently in the process of foreclosure. The final disposition of these properties may result in a loss. The $6.1 million allowance for loan losses was considered appropriate to cover probable incurred losses based on our evaluation and our loan mix. Our ratio of allowance for loan losses to non-performing assets increased from 245.13% at December 31, 2013 to 420.44% at June 30, 2014. Non-performing assets to total assets decreased from 0.70% at December 31, 2013 to 0.39% at June 30, 2014.

Our loan portfolio contains no option ARM products, interest-only loans, or loans with initial teaser rates. While we occasionally make loans with credit scores in the subprime range, these loans are only made if there are sufficient mitigating factors, not as part of a subprime mortgage plan. We occasionally make mortgages that exceed high loan-to-value regulatory guidelines for property type. We currently have $9.0 million of mortgage loans that are other than one- to four-family loans that qualify as high loan-to-value. We typically make these loans only to well-qualified borrowers. None of these loans is delinquent more than 30 days. We also have $5.0 million of one- to four-family loans which either alone or combined with a second mortgage exceed high loan-to-value guidelines. None of these loans was delinquent more than 30 days. Our total high loan-to-value loans at June 30, 2014 were at 33% of capital, well under regulatory guidelines of 100% of capital. We have $16.1 million in home equity lines of credit, one of which was delinquent more than 30 days at June 30, 2014.

An analysis of the allowance for loan losses for the three months ended June 30, 2014 and 2013 follows:

	Three months ended June 30,
	2014	2013
	(Dollars in thousands)
Balance at March 31	$6,394	$6,062
Loans charged off	(460)	(10)
Recoveries	54	69
Provision	100	225
Balance at June 30	$6,088	$6,346

At June 30, 2014, non-performing assets, consisting of non-accruing loans and other real estate owned, totaled $1.4 million compared to $2.6 million at December 31, 2013.  In addition to our non-performing assets, we identified $19.8 million in other loans of concern where information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with present repayment terms and may result in disclosure of such loans as non-performing assets in the future. The vast majority of these loans, as well as our non-performing assets, are well collateralized.  Delinquent loans have remained under $1 million for the last 12 months.

At June 30, 2014, we believe that our allowance for loan losses was appropriate to absorb probable incurred losses inherent in our loan portfolio. Our allowance for losses equaled 2.34% of net loans receivable and 457.40% of non-performing loans at June 30, 2014 compared to 2.43% and 246.81% at December 31, 2013, respectively. Our non-performing assets equaled 0.39% of total assets at June 30, 2014 compared to 0.70% at December 31, 2013.

Non-Interest Income. Non-interest income for the six months ended June 30, 2014 decreased by $541,000, or 23.76%, compared to the same period in 2013. This was primarily due to a $441,000 decrease in the gain on sale of mortgage loans due to a $17.8 million decrease in loans sold from $29.9 million in the first six months of 2013 to $12.0 million in the first six months of 2014, a $114,000 decrease in the fees from the sale of non-bank investment products through our Money Concepts program due to less sales activity, partially offset by $26,000 increase in mortgage loan servicing fees due to a decrease in the cost of servicing problem loans, and a $7,000 decrease in service charges and fee income primarily due to a lower volume of customer overdrafts.

Non-interest income for the second quarter of 2014 decreased by $213,000, or 18.39%, compared to the same period in 2013 due primarily to a $200,000 decrease in the gain on the sale of mortgage loans due to a $9.5 million decrease in loans sold, and a $12,000 decrease in other income due to a decrease in fees from the sale of non-bank investment products as noted above.

Non-Interest Expense. Non-interest expense for the six months ended June 30, 2014 increased $266,000, or 4.89%, compared to the same period in 2013 due primarily to a $327,000 increase in other expenses due to costs involved with the merger, a $78,000 increase in occupancy costs due to first quarter winter maintenance related expenses and higher utility charges due to the unusually harsh weather and second quarter expenses related to our new branch, and a $15,000 increase in computer costs due to an increase in the new products and services offered by the bank to its customers. These were offset by a $102,000 decrease in salaries and employee benefits resulting from lower commission earned by loan originators caused by less loan origination activity and a $51,000 decrease in advertising costs due to a decision to reduce ongoing product marketing and focus marketing dollars on keeping customers aware of changes related to the merger with Old National Bank as they occur.

Non-interest expense for the three months ended June 30, 2014 increased $203,000, or 7.33%, compared to the same period in 2013 due primarily to a $296,000 increase in other expenses due to costs involved with the merger, offset by a $71,000 decrease in salaries and employee benefits resulting from lower commission earned by loan originators caused by less loan origination activity and a $16,000 decrease in advertising costs due to a decision to reduce ongoing product marketing and focus marketing dollars on keeping customers aware of changes related to the merger with Old National Bank as they occur, and an $8,000 decrease in occupancy costs due to an adjustment to personal property tax expenses.

Income Tax Expense. Our income tax provision decreased by $144,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and decreased by $40,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due primarily to decreased pre-tax income.

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

Our current internal policy for liquidity is 5% of total assets. Our liquidity ratio at June 30, 2014 was 22.34% as a percentage of total assets compared to 22.16% at December 31, 2013.

We anticipate that we will have sufficient funds available to meet current funding commitments. At June 30, 2014, we had outstanding commitments to originate loans and available lines of credit totaling $30.5 million and commitments to provide funds to complete current construction projects in the amount of $3.4 million. Certificates of deposit which will mature in one year or less totaled $78.3 million at June 30, 2014. Included in that number are $3.9 million of brokered deposits. Based on our experience, certificates of deposit held by local depositors have been a relatively stable source of long-term funds as such certificates are generally renewed upon maturity since we have established long-term banking relationships with our customers. Therefore, we believe a significant portion of such deposits will remain with us, although this cannot be assured. Brokered deposits can be expected not to renew at maturity and will have to be replaced with other funding upon maturity. We have $3.0 million in FHLB advances maturing in the next twelve months.

Capital Resources

Shareholders’ equity totaled $41.6 million at June 30, 2014 compared to $40.7 million at December 31, 2013, an increase of $883,000 or 2.17%, due primarily to net income of $778,000. Shareholders’ equity to total assets was 11.29% at June 30, 2014 compared to 11.08% at December 31, 2013.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of June 30, 2014 and December 31, 2013, Lafayette Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at June 30, 2014 and December 31, 2013 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total risk-based capital (to risk-weighted assets)	$44,460	17.8%	$19,957	8.0%	$24,946	10.0%
Tier I capital (to risk-weighted assets)	41,305	16.6	9,978	4.0	14,968	6.0
Tier I capital (to adjusted total assets)	41,305	11.2	11,064	3.0	18,440	5.0

As of December 31, 2013
Total risk-based capital (to risk-weighted assets)	$43,604	17.4%	$20,054	8.0%	$25,067	10.0%
Tier I capital (to risk-weighted assets)	40,431	16.1	10,027	4.0	15,040	6.0
Tier I capital (to adjusted total assets)	40,431	11.0	11,048	3.0	18,413	5.0

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Act”)), as of June 30, 2014, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over the financial reporting.

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

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs2

April 1– April 30, 2014	---	---	---	52,817

May 1 – May 31, 2014	---	---	---	52,817

June 1 – June 30, 2014	---	---	---	52,817

Total	---	---	---	52,817
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

LSB FINANCIAL CORP.
(Registrant)

Date: August 14, 2014	By:	/s/ Randolph F. Williams
Randolph F. Williams, President
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Mary Jo David
Mary Jo David, Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 906 Certification

101
The following materials from the Company’s Form 10-Q for the quarterly period ending June 30, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income and Comprehensive Income; (iii) Consolidated Condensed Statements of Changes in Shareholders’ Equity; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements with detailed tagging of Notes and financial statement schedules.